Form 10-K
period 1996-12-31
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 1997-05-14
CIK 1029101, 1029102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended        December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE

For the transition period from _______________ to _____________________

                             Commission file number

                              --------------------

                       STATIA TERMINALS INTERNATIONAL N.V.
             (Exact name of registrant as specified in its charter)

      Netherlands Antilles                                        52-2003102
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               Tumbledown Dick Bay
                       St. Eustatius, Netherlands Antilles
                                (011) 5993-82300
               (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

                      STATIA TERMINALS CANADA, INCORPORATED
             (Exact name of registrant as specified in its charter)

      Nova Scotia, Canada                                        98-0164788
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                             3817 Port Malcolm Road
                      Port Hawkesbury, Nova Scotia B0E 2V0
                                 (902) 625-1711
               (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered

              None                                      None

Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_ (The registrants became subject to such filing requirements on February 14, 1997 and this Annual Report on Form 10-K is the first report required to be filed thereunder.)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The equity securities of the registrants have not been, and are not required to be, registered under either the Securities Act of 1933 or the Securities Exchange Act of 1934.

                       Statia Terminals International N.V.
                                       and
                      Statia Terminals Canada, Incorporated

                           Annual Report on Form 10-K

                                Table of Contents


PART I.............................................................................................................1

ITEM 1.   BUSINESS.................................................................................................1
ITEM 2.   PROPERTIES...............................................................................................8
ITEM 3.   LEGAL PROCEEDINGS.......................................................................................11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................11

PART II...........................................................................................................12

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY MATTERS......................................12
ITEM 6.   SELECTED FINANCIAL DATA.................................................................................12
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND.........................................15
RESULTS OF OPERATIONS.............................................................................................15
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................25
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...........................................................25
          ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................................................25

PART III..........................................................................................................26

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................26
ITEM 11.  EXECUTIVE COMPENSATION..................................................................................28
ITEM 12.  SECURITY OWNERSHIP......................................................................................31
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................32

PART IV...........................................................................................................34

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................................34



                                     Page i

     This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in Items 1, 2, 3 and 7 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of fluctuations in the supply of and demand for crude oil and other petroleum products, changes in the liquid terminaling industry, changes in government regulations affecting the petroleum industry, the financial condition of the Company's customers, adverse weather conditions, the condition of the United States economy and other matters set forth in the Report. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


                                     PART I.

                                Item 1. Business

     Statia Terminals International N.V., a Netherlands Antilles corporation ("Statia"), and its wholly owned subsidiary, Statia Terminals Canada, Incorporated, a Nova Scotia, Canada corporation ("Statia Canada"), (together with Statia and their respective subsidiaries, collectively, the "Company"), constitute one of the five largest independent marine terminaling companies in the world, as measured by capacity. The Company primarily provides terminaling services for crude oil, refined products and other bulk liquids to some of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, and petrochemical companies. The Company's services are utilized by customers whose products are transshipped through the Company's facilities to the Americas and Europe. The Company owns, leases and operates three storage and transshipment facilities located at (i) the island of St. Eustatius, Netherlands Antilles; (ii) Point Tupper, Nova Scotia, Canada; and (iii) Brownsville, Texas (which facility is being held for sale). In connection with its terminaling business, the Company also provides related value-added services, including bunkering (the supply of fuel to marine vessels for their own propulsion), petroleum product blending and processing, emergency and spill response, bulk product sales and other ship services.

     The Company began operations in 1982 as Statia Terminals N.V. ("STNV"), a Netherlands Antilles corporation, operating an oil products terminal located on the island of St. Eustatius. In 1984, CBI Industries, Inc. ("CBI"), an industrial gases and contracting services (including storage tank construction) company, acquired a controlling interest in STNV. STNV purchased Statia Terminals Southwest, Inc. ("STSW") which has a facility at Brownsville, Texas, in 1986. In 1993, the Company acquired the remaining shares it did not then own of Statia Terminals Point Tupper, Incorporated ("STPT") which was amalgamated into Statia Canada and owns and operates the facility located at Point Tupper, Nova Scotia. In 1990, CBI became the sole owner of STNV and STSW. In January

1996, CBI was acquired (the "Praxair Acquisition") by Praxair, Inc. ("Praxair"), which sold the Company to focus on its core businesses. In November 1996, Castle Harlan Partners II, L.P. ("CHPII"), a private equity investment fund managed by Castle Harlan, Inc. ("Castle Harlan"), a private merchant bank, management of the Company and others acquired from Praxair all of the outstanding capital stock of Statia Terminals, Inc. ("STI"), its subsidiaries and certain of its affiliates (the "CHPII Acquisition"). Statia, Statia Canada and Statia Terminals Group N.V., incorporated in the Netherlands Antilles (the "Parent"), were organized for purposes of facilitating the CHPII Acquisition. As a result of the CHPII Acquisition (i) the Parent now owns all of the capital stock of Statia;
(ii) CHPII, its affiliates and Castle Harlan employees own 85.4% of the voting stock of the Parent; (iii) Statia and Statia Canada issued 11 3/4% First Mortgage Notes due 2003, Series A, which were subsequently exchanged for the 11 3/4% First Mortgage Notes due 2003, Series B (the "Notes"); and (iv) the Company entered into revolving credit facilities in an aggregate amount of $17.5 million (collectively, the "Revolving Credit Facility").

     Since 1990, the Company has grown substantially, with tank capacity increasing from 4.4 million barrels in 1990 to 20.4 million barrels in 1996 and revenues increasing from $86.8 million to $156.0 million over the same period. The Company's management team and employee base have a diverse range of experience and skills in the terminaling industry, including engineering, crude oil and product distribution, oil trading, terminal operations, shipping, refinery operations, product blending and finance. This experience allows management to understand the objectives of each of the Company's customers and to forge alliances with those customers at each of the Company's terminals to meet those objectives. Thus, the Company believes that its operations extend beyond the traditional approach to terminaling not only because the Company is a premier provider of core services offered by its competitors but also because the Company, unlike most of its competition, provides ancillary, value-added services tailored to support the particular needs of its customers.

     The day-to-day operations of the Company are managed at the respective terminal locations. For the years ended December 31, 1994, 1995 and 1996, the Company derived 87%, 90%, and 90% of its revenues, respectively, from its St. Eustatius facility, approximately 9%, 8%, and 8% of its revenues, respectively, from its Point Tupper facility and approximately 4%, 2%, and 2% of its revenues, respectively, from its Brownsville facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 of the Notes to Consolidated Financial Statements of Statia for further details regarding revenues.

Products and Services

     The Company provides storage services in insulated and/or interior coated tanks and a full range of storage related services, including product blending, heating, mixing, separation, and removal of water and other impurities. The

Company's facilities are capable of handling a variety of liquid products, including light, medium and heavy crude oils, residual fuel oil, gasoline, gasoline blending components, diesel, marine gas and diesel oil, aviation fuel, bunker fuel, petroleum diluents, lubricating oils, vegetable oils, latex rubber, paraffins, caustic soda, butane, asphalt and various chemicals.

     The Company specializes in "in-tank" or "in-line" blending with computer-assisted blending technology that assures specified product integrity and homogeneity. At St. Eustatius and Point Tupper, the Company has facilities capable of blending and mixing a full range of refined products from gasoline through residual fuel oils, including bunker fuel. The Company carries an inventory of certain blendstocks to provide customers with the option of customized blending. The Company believes that its blending capability has attracted certain customers who have leased capacity primarily for blending purposes and who have contributed to its bunker fuel volume and product sales. Management has worked closely with residual fuel oil market participants to assist them with their blending operations.

     The Company owns spheres for the storage of liquefied petroleum gas ("LPG") at its St. Eustatius and Point Tupper facilities that enhance the Company's blending capabilities and an atmospheric distillation unit for refining at its St. Eustatius facility. The gas storage spheres and the atmospheric distillation unit can be utilized to improve product quality and value of the Company's customers' products.

     As part of its product sales, the Company supplies bunker fuel in the Caribbean and in Nova Scotia, Canada. In the Caribbean, fueling may take place at St. Eustatius and on the waters off St. Kitts, St. Maarten, the U.S. Virgin Islands and Puerto Rico. In the Caribbean, the Company's bunkering business has evolved from offering bunker fuel to ships at the terminal berths to a delivery system utilizing specially modified barges which provide fuel to vessels at anchor. The Company initiated bunker fuel service operations at Point Tupper in the first quarter of 1996 with bunker fuel delivered ex-pipeline at the terminal and by truck in the surrounding Strait of Canso area.

     The Company purchases petroleum products primarily to cover its product sales requirements and to maintain an inventory of certain blendstocks. Product purchases and sales may also be made to accommodate customers who wish to dispose of odd lots or to assist customers' sales activities and occasionally to take advantage of an attractive buying opportunity.

     Netherlands Antilles and Canadian environmental laws and regulations require ship owners, charterers, refineries and terminals to have access to spill response capabilities. The emergency and spill response capability at St. Eustatius is supported by the Statia Alert, a barge that is capable of recovering 200 gallons per minute of oil/water mixture, and two response boats that can deploy booms and release dispersants. The St. Eustatius facility also has two tugs on time charter, a line handling vessel, and owns two mooring launches, all of which are available for safe berthing of vessels calling at the terminal and emergency and spill response. The Company's customers benefit by ready access to this equipment, and the Company charges each vessel that calls at its St. Eustatius facility a fee for this capability. At St. Eustatius, the Company owns and operates the M/V Megan D. Gambarella, an emergency and spill response vessel with a book value of approximately $10 million, which is being held for sale. Upon disposition of the M/V Megan D. Gambarella, the Company plans to invest up to $1.5 million for marine equipment to replace certain capabilities of this vessel. Statia Canada, through its wholly-owned subsidiary, Point Tupper Marine Services Limited ("PTMS"), operates two fully-equipped spill response vessels in Canada, one of which is located at the Point Tupper terminal and, in the event of an oil spill, can deploy containment and clean-up equipment including skimmers, booms and absorbents. The Company believes that the presence of fully-equipped spill response vessels in port is important in attracting major integrated oil companies to its facilities.

     For the years ended December 31, 1994, 1995, and 1996, the Company derived approximately 32%, 40% and 32%, respectively, of its revenues from storage, throughput and ancillary services revenues, and 68%, 60% and 68%, respectively, of its revenues from bunker fuel and bulk product sales activities.

Pricing

     Storage and throughput pricing in the terminaling industry is subject to a number of factors, including general increases or decreases in petroleum product production and consumption, political developments, seasonality in demand for certain products and the geographic sector of the world being serviced. At the customer level, terminal selection focuses primarily on (i) location (the shortest shipping route being the least expensive route), (ii) quality of service and (iii) range of services offered. Price differentials among competing terminals are generally less important to the customer because terminaling costs represent only a small portion of the customer's total distribution costs. The Company's pricing strategy is based primarily on petroleum market conditions. The Company also takes into consideration the quality and range of its services compared to those of competing terminals, prices prevailing at the time in the terminaling market in which it competes, and cost savings from shipping to the Company's terminal locations. In situations requiring special accommodations for the customer (e.g. unique tank modification), the Company may price on a rate-of-return basis.

     The Company enters into written storage and throughput contracts with customers. In 1996, approximately half of the Company's storage and throughput revenues (excluding related ancillary services) were attributable to long-term (one year or more) storage and throughput agreements. The Company's long-term storage and throughput agreements are individually negotiated with users of each of the terminal facilities. The typical agreement specifies tank storage volume (the "specified volume"), the commodities to be stored, a minimum monthly charge, an excess throughput charge and a price escalator. In addition, there are charges for certain additional services such as the transfer, mixing or heating of stored commodities. The minimum monthly charge is due and payable without regard to the volume of storage capacity, if any, actually utilized. For the minimum monthly charge, the user is allowed to deliver, store for one month and remove the specified volume of commodities. In addition to the minimum monthly charge, there is an additional charge for excess throughput (i.e., if more than the specified volume is delivered during the month. The excess throughput charge is typically at a lower rate per barrel than the rate per barrel utilized in establishing the minimum monthly charge. Year-to-year escalation of charges is typical in long-term contracts.

Competition and Business Considerations

     Terminaling

     The independent terminaling industry is fragmented and includes both large, well-financed companies that own many terminal locations and small companies that may own a single terminal location. The Company is a member of the Independent Liquid Terminals Association ("ILTA"), which among other functions, publishes a directory of terminal locations of its members throughout the world. Customers with specific location and facility demands may use the ILTA directory to identify the terminals in the region available for specific needs and to select the preferred providers on the basis of service, specific terminal capabilities and environmental compliance. Customers may then seek competitive proposals to aid in finalizing their terminal selection.

     In addition to the terminals owned by independent terminal operators, many state-owned oil producers and major energy and chemical companies also own extensive terminal facilities, and these terminals often have the same capabilities as terminals owned by independent operators. While the purpose of such terminals is to serve the operations of their owners, and they do not normally offer terminaling services to third parties, these terminals occasionally are made available to the market when they have unused capacity on a short-term and irregular basis. Such terminals lack certain competitive advantages of independent operators, the most important of which is confidentiality.

     In many instances, major energy and chemical companies that own storage and terminaling facilities are also significant customers of independent terminal operators. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost-effective locations near key transportation links such as deep water ports. Major energy and chemical companies also need independent terminal storage when their captive storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

     Independent terminal owners compete based on the location and versatility of terminals, service and price. A favorably located terminal will have access to cost-effective transportation both to and from the terminal. Possible transportation modes include waterways, railroads, roadways and pipelines.


     Terminal versatility is a function of the operator's ability to offer safe handling for a diverse group of products with potentially complex handling requirements. The primary service function provided by the terminal is the safe storage and return of all of the customer's product while maintaining product integrity. Terminals may also provide additional services, such as heating, blending, water removal, processing, assurance of the proper environmental handling procedures or vapor control to reduce evaporation.

     Bunker Sales

     The term "bunkering" refers to the sale and delivery of fuels to be consumed by marine vessels for their own propulsion. The customer base and suppliers of bunker fuel are located worldwide. Sales of bunker fuel (diesel oil, gas oil, and fuel oil) are primarily driven by the proximity of the terminal location to major shipping routes, the amount of cargo carried by marine vessels and the price, quantity and quality of bunker fuel.

     Bunker fuel is sold under international standards of quality that are recognized by both fuel suppliers and ship operators. As the raw materials for the blended marine fuels are purchased in bulk lots, each supplier is responsible for the quality control/merchantability aspects of the fuel that they sell.

     Traditionally, the bunker business was concentrated in those ports where either high volume of ship traffic occurred or where primary sources of refined marine fuels were located. In many cases, the two overlapped. In recent years, a reduction in the number of refiner/suppliers in many ports together with changes in environmental laws in the U.S. and Europe has increased the supply of, and delivery of, bunker fuel at offshore locations. As an alternative to in-port supply at either the vessel cargo loading or discharging location, the offshore supplier must provide reliability of supply, speed of delivery, consistent quality and overall safety standards to attract ship operators.

Seasonal and Opportunity Storage

     Storage facilities allow refiners and traders to take advantage of seasonal movements and anomalies in the crude oil and refined products markets. When petroleum products markets are in backwardation (i.e., spot prices exceed forward prices) for any length of time, the traditional users of terminal storage facilities are less likely to store products, thereby reducing storage utilization levels. When petroleum product markets are in contango (i.e., spot prices are below forward prices) by an amount exceeding storage costs, time value of money, cost of a second vessel and the cost of loading and unloading at the terminal, the demand for storage capacity at terminals usually increases. Historically, heating oil has been in contango during the summer months and gasoline has been in contango during the winter months. As a result, demand for heating oil storage is typically strongest during the summer, fall and winter months and demand for gasoline storage is typically strongest in the winter, spring and summer months. There can be no assurance, however, that the petroleum products markets will follow these patterns in the future.

     The Company's operations at St. Eustatius have been marginally impacted in recent years by a downturn in demand for its fuel oil storage during the spring and summer months due in part to the seasonal nature of demand for fuel oil. The spot market for heating oil generally parallels the fuel oil spot market; however, there is not an active futures market for fuel oil.

     Since mid-1995, all segments of the petroleum products markets have been in backwardation. As a result, the Company believes that utilization of its facilities has been adversely impacted. Several factors have contributed to the present extended backwardation in the crude oil and petroleum products markets, including anticipation of incremental crude oil supplies entering the market, a shift to "just in time inventory" positions by many oil companies, strong demand for petroleum products, and the closing of a major oil refinery in the northeast U.S. The result has been a continued industry-wide erosion of tank capacity leased as well as in the rates paid for that tank capacity.

     The Company's revenues from storage, throughput and ancillary services for clean products (i.e., gasoline, gasoline blend components, diesel, and aviation fuels), which have been generally depressed in 1995 and 1996 because of the recent backwardation in the petroleum products markets, have not been significantly impacted by seasonal market fluctuations since the Company's clean product customers have generally leased clean storage capacity on a multi-year basis as part of their strategic distribution systems.

Customers

     The Company's customers include state-owned oil producers, integrated oil companies, refiners and traders. The Company presently has one significant long-term contract at St. Eustatius, which is a five-year contract (with a five-year renewal option at the customer's discretion) with a state-owned oil producer which became effective in early 1995. This throughput and storage contract commits all the St. Eustatius facility's current crude oil storage to such customer, which represents approximately 44% of the terminal's total capacity and 7.9% of the 1996 revenues of the Company, with an additional 8.5% of the 1996 revenues of the Company being derived from parties unaffiliated with such customer but generated by the movement of such customer's products through the St. Eustatius terminal.

     STPT, a predecessor company to Statia Canada, has signed a five-year contract with two five-year renewal options (at the customer's discretion) with a major refiner. This contract, which became effective in August 1994 and commits approximately 48% of the present tank capacity at Point Tupper, represented approximately 4.6% of the 1996 revenues of the Company, with an additional 1.7% of 1996 revenues of the Company being derived from parties unaffiliated with such customer but generated by the movement of such customer's products through the Point Tupper terminal.

     No other customer accounted for more than 5% of the 1996 revenues of the Company.


Suppliers

     The Company presently has a supply contract at St. Eustatius, which became effective in 1992 and expires December 31, 1997, with a major state-owned oil producer. This contract provides the Company with the majority of the fuel oil necessary to support its product sales requirements. The Company obtains the balance of its fuel oil from various sources. Fuel oil and other supplies necessary for its operations are obtained from various sources and are readily available.

Environmental, Health and Safety Matters

     St. Eustatius

     In the past, the St. Eustatius terminal has not been subject to significant environmental, health and safety regulations ("Environmental Laws"), and health, safety and environmental audits have not been required by law. To date, only water emissions monitoring has been undertaken when treated water is released into the ocean. There are no environmental or health and safety permits required for the St. Eustatius terminal except under the St. Eustatius Nuisance Ordinance. In February 1996, the Company submitted an application for a license to the Executive Council of St. Eustatius pursuant to the St. Eustatius Nuisance Ordinance. The license will establish certain environmental standards for operation of the facility, including limits on and monitoring of air emissions and waste-water discharges, establishment of a waste-water treatment system, standards for above-ground storage tanks and tank pits, as well as reporting and clean-up of any soil pollution and site security measures. The draft license submitted with the application has been subject to public review and comment. The Company was issued its final license in February 1997 subject to compliance with certain requirements. The Company believes it will be able to comply with the final license requirements and that compliance should not require significant additional capital costs.

     On and offsite disposal and storage of hazardous waste materials have been executed under the supervision of the terminal management. STNV has had twelve recorded spills in the last three years, two of which were on land and ten at sea, and the largest of which was approximately 20 tons of diesel fuel at sea. All of these spills were reported to the appropriate environmental authorities and have not resulted in any citations for violations of law by such authorities. All such spills have been remediated by the Company. Three government safety inspections have been performed in the last year with no citations issued. In connection with the CHPII Acquisition, in June 1996 a Phase I and a limited Phase II environmental site assessment were conducted on the St. Eustatius terminal. The scope of the limited Phase II assessment included soil sampling and testing in certain selected areas. In none of the areas tested were contaminants found at levels that would require remediation under regulations presently in effect in St. Eustatius.


     Point Tupper

         The Point Tupper terminal is subject to a variety of Environmental Laws administered by the Canadian federal government and Nova Scotia Department of Environment (the "NSDOE"). While air emission monitoring is not required by the NSDOE, surface water discharge outfall and groundwater monitoring are required and are performed on a routine basis in accordance with current requirements of the NSDOE with records available on site for the NSDOE to review. All of the requisite environmental permits are in place. The principal permit is the Industrial Waste Treatment Works Permit issued by the NSDOE in 1992. No health and safety permits are required. Statia Canada has had six land and eleven marine oil spills in the last three years, the largest of which was approximately 250 tons of crude oil spilled on land, all of which have been reported and remediated to the satisfaction of the applicable agencies. Past uses of the facility by others, including its past operation by others as an oil refinery, have resulted in certain on-site areas of known and potential contamination, as described below. Under the Environmental Laws, the Company as the owner and operator of the facility can be held liable for remediation of, and damages arising from these conditions. In connection with the CHPII Acquisition, in June 1996, a Phase I and a limited Phase II environmental site assessment were conducted on the Point Tupper terminal. The scope of the limited Phase II assessment included surface water and groundwater sampling and testing in certain selected areas of the terminal property and a field investigation on the property involving the excavation of 21 test pits. These activities included the collection of soil and groundwater samples and the analysis of those samples for hydrocarbons and other potential contaminants. Based on available information there is evidence of environmental contamination associated with certain areas of the property (some of which result from the past operation of the facility by others as a refinery) including a former sludge and waste disposal area, an interceptor settling pond, a pump station, former lead blending tanks, and a portion of the South Tank Farm. Certain terminal operations also have been identified as requiring upgrading or remediation to meet existing environmental laws, including, among other matters, an oil-water separator required to process facility run-off, underground storage tanks that must be removed, possible upgrading of containment areas for above-ground storage tanks, additional spill containment and emergency response equipment, capacity to treat ballast water, as required, and the presence of friable asbestos that must be removed from certain areas of the terminal. The Company plans to undertake in accordance with Environmental Laws the necessary investigations, remediation and upgrading to address these matters. With respect to environmental liabilities and compliance costs at Point Tupper, Praxair, in connection with the CHPII Acquisition, has agreed to pay up to approximately U.S. $3.1 million.

     The Company has also identified and accrued additional environmental costs of approximately U.S. $1.5 million which are not covered by the Praxair agreement. These costs represent pre-emptive capital improvements designed to mitigate or prevent future environmental exposures and improve the overall safety of the Company's facilities. The Company believes that the agreement with Praxair to pay certain costs includes most of the significant and immediate known environmental liabilities associated with the Point Tupper facility, and that the amounts agreed to be paid by Praxair for specific items are reasonable. However, there can be no assurance that environmental liabilities under existing or future environmental laws beyond the scope of the Praxair agreement will not be material. In addition, there can be no assurances that the Company will not be required to incur expenses before Praxair pays amounts for which it ultimately would be responsible.

     Brownsville

     The Brownsville terminal (which is being held for sale) is subject to Environmental Laws and the Company is in material compliance with and not subject to any material liability under any such Environmental Laws. Since 1993, internal environmental compliance audits have been performed annually by the Company with the assistance of safety and environmental consultants. Disposal of hazardous materials on and offsite has been executed with the approval of the Texas Natural Resource Conservation Commission. The Brownsville terminal has had two land and one marine oil spills in the last three years, all of which were reported and remediated to the satisfaction of the appropriate agency. The largest spill at Brownsville in the last three years was approximately 150 tons of lube oil on land. No governmental health or safety citations for violations of Environmental Laws have been issued in the last three years. In connection with the CHPII Acquisition, in June 1996 an Environmental Site Assessment, including limited soil, surface water and groundwater sampling and testing, was undertaken at the Brownsville terminal. The purpose of the assessment was to review and assess terminal operations and environmental conditions at the terminal property that could constitute noncompliance with or result in remediation costs under Environmental Laws. The assessment concluded that limited areas of soil contamination exist on the property but that no significant environmental noncompliance or liability issues were associated with the facility. Nevertheless, the Company has undertaken to remediate the areas of limited soil contamination and remedy the noncompliance matters. Based on the information available to the Company, the cost of these items is not expected to be material.

Employees

     As of December 31, 1996, excluding contract labor, the Company employed 227 people. Sixty-eight employees are located in the U.S., 103 on St. Eustatius, 55 at Point Tupper and one in Mexico. The local unions at both the St. Eustatius and Point Tupper facilities have been in existence since 1994. The Company believes that its relationships with its employees are good.

     At STNV, the majority of the hourly workers are represented by the Windward Islands Federation of Labor ("WIFOL"). Due to the failure of STNV and WIFOL to conclude discussions regarding proposed changes to the agreement with WIFOL that expired on May 31, 1996, the terms of such agreement have been extended through May 31, 1997, with discussions continuing. There are separate ongoing discussions between STNV management and a select group of supervisory and office personnel at STNV regarding their organization into a collective bargaining group. The parties are presently engaged in mediation.


     The Communications, Energy and Paperworkers Union ("CEPU") represents a portion of Point Tupper's hourly work force. During 1995, STPT and CEPU signed a new three-year agreement that will expire on September

30, 1998. STPT has experienced two minor work stoppages in the last three years. In April 1994, employees stopped working for approximately one-half of a day to protest safety conditions at the facility. The following April, electricians picketed for approximately two hours to protest the employment of non-union workers on one project. Most of the workers at the facility were unaffected by the activity.


                               Item 2. Properties

Statia Terminals N.V. - St. Eustatius, Netherlands Antilles

     The St. Eustatius facility is located on the Netherlands Antilles island of St. Eustatius, which is 1,939 miles from Houston, 1,514 miles from Philadelphia, 552 miles from Amuay Bay, Venezuela and 1,909 miles from the Panama Canal. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products. A two berth jetty, a monopile with platform, a floating hose station and an offshore single point mooring buoy ("SPM") serve the terminal's customers' vessels. This facility has 28 tanks with a combined capacity of 5.2 million barrels dedicated to fuel oil storage, 11 tanks with total capacity of 1.1 million barrels dedicated to clean products storage and 8 tanks totaling 5.0 million barrels dedicated to multigrade crude oil storage. The fuel oil and clean product facilities have in-tank and in-line blending capability. The crude storage is the newest portion of the facility, having been constructed in early 1995 by Chicago Bridge & Iron Company, a subsidiary of CBI. The storage tanks comply with construction standards that meet or exceed API, National Fire Prevention Association and other material industry standards. Crude oil movements at the terminal are fully-automated. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support its atmospheric distillation unit, which is capable of processing up to 15,000 barrels per day of feedstock ranging from condensates to heavy crude oil.

     The St. Eustatius facility can accommodate the world's largest vessels for loading and discharging crude oil. The SPM can handle a single fully-laden vessel of up to 520,000 dead weight tons ("DWT") with a draft of up to 120 feet. The SPM can discharge or load at rates in excess of 100,000 barrels per hour of crude oil. There are six pumps connected to the SPM, each of which can pump up to 18,000 barrels per hour from the SPM to the storage tanks. The jetty at St. Eustatius can accommodate three vessels simultaneously. The south berth of the jetty can handle vessels of up to 150,000 DWT with a draft of up to 55 feet. The north berth of the jetty can handle vessels of up to 80,000 DWT with a draft of up to 55 feet. There is also a barge loading station on the jetty. At the south and north berths of the jetty, 25,000 barrels per hour of fuel oil can be discharged or loaded. To accommodate the needs of its gasoline blending customers, the Company has a monopile with platform that can handle vessels of up to 40,000 DWT with a draft of up to 46 feet. The monopile can handle two vessels simultaneously and can discharge or load 12,000 barrels per hour of refined products. In addition, there is a floating hose station that the Company uses to load bunker fuels onto its barges for delivery to customers.

     Notwithstanding periods of unusually adverse market conditions, including the backwardation that has persisted since the first quarter of 1995, the average percentage capacity leased at the St. Eustatius facility for each of the years ended 1994, 1995, and 1996 was 87%, 90%, and 80% respectively. The Company believes that this demand has been driven primarily by cost advantages associated with the location of the facility, shipping economies of scale, product blending capabilities and the availability of a full range of ancillary services at the facility. Storage capacity at the St. Eustatius facility has grown from 2.0 million barrels of fuel oil storage in 1982 to a present capacity of 11.3 million barrels.

     The ability to blend a comprehensive range of refined products from gasoline through residual fuel oils has contributed to the Company's success in leasing the facility's tankage. The refined product tanks have generally been leased at or near full capacity on a continuous basis. Management has worked closely with residual fuel oil market participants to assist them with their blending operations by offering the brokering of product blending components and computerized blending services. STNV has a five-year (subject to renewal at the customer's discretion) contract with a major state-owned oil producer for 5.0 million barrels of dedicated crude oil storage. This storage is being used by the producer to service a number of its customers in the western hemisphere. Utilization of the terminal enables the producer to transport various grades of crude oil to markets at competitive transportation rates.

     Recognizing the strategic advantage of its location in the Caribbean, the Company delivers bunker fuel to vessels at its St. Eustatius facility. The bunkering business has evolved from offering fuels to ships at the berth to a delivery system utilizing specially modified barges which provide fuel to vessels at anchorage. The location of the terminal on the leeward side of the island, which provides natural protection for ships, generally favorable year-round weather conditions and deep navigable water at an anchorage relatively close to shore, attracts ships to the Company for their bunker fuel requirements. The bunker fuel sales operation is supported by three barges owned by the Company. These barges are used to relieve congestion at the jetty facility and also to expedite delivery of bunker fuel to vessels that are refueling and not discharging or loading cargo at the terminal and to deliver bunker fuel at adjacent islands.

     The Company recently commissioned its atmospheric distillation unit at St.

Eustatius. The unit is capable of processing up to 15,000 barrels per day of feedstock ranging from condensates to heavy crude oil. This distillation unit can produce naphtha, distillate (heating oil) and residual fuel oil. The Company believes that the capability to process for third parties may create opportunities for the Company in its bunkering operations.

     The Company owns and operates all of the dock facilities at St. Eustatius and charges separately for the use of these facilities as well as associated services such as pilotage, tug assistance, line handling, launch service, spill response capabilities and ship service.

Statia Terminals Canada, Incorporated - Point Tupper, Nova Scotia

     The Point Tupper terminal is located in the Strait of Canso, near Port Hawkesbury, Nova Scotia, Canada, which is 722 miles from New York City, 869 miles from Philadelphia and 2,522 miles from Mongstad Terminal in Norway. This facility operates the deepest independent ice-free marine terminal on the North American Atlantic coast, with access to the U.S. East coast, Canada and the Midwestern U.S. via the St. Lawrence Seaway and the Great Lakes system. The Point Tupper facility can accommodate substantially all of the largest fully-laden very large crude carriers ("VLCCs") and ultra large crude carriers ("ULCCs") for loading and discharging.

     At Point Tupper, the facilities were renovated and a former oil refinery site was converted into an independent storage terminal. This work, performed primarily by a subsidiary of Chicago Bridge & Iron Company, was begun in 1992 and completed in 1994. The tanks were renovated to comply with construction standards that met or exceeded API, National Fire Prevention Association and other material industry standards.

     The Company believes that its dock at Point Tupper is one of the premier dock facilities in North America. The south berth of Point Tupper facility's dock, Berth One, can handle fully-laden vessels of up to 400,000 DWT with a draft of up to 85 feet. At Berth One, approximately 75,000 barrels per hour of crude, approximately 40,000 barrels per hour of diesel or gasoline, or 12,000 barrels per hour of fuel oil can be discharged or loaded. Berth Two can accommodate vessels of up to 80,000 DWT with drafts of up to 60 feet. At Berth Two, approximately 25,000 barrels per hour of crude, approximately 25,000 barrels per hour of diesel or gasoline, or approximately 25,000 barrels per hour of fuel oil can be discharged or loaded. Terminal liquid movement is fully automated. The Point Tupper facility can dock two vessels simultaneously. The dock facility is owned and operated by Statia Canada, which charges separately for the use of the dock facility as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response capabilities and ship services.

     The berths at the jetty at the Point Tupper facility connect to a 7.4 million barrel tank farm. The terminal has the capability of receiving and loading crude oil, refined petroleum products and certain petrochemicals. This facility has 8 tanks with a combined capacity of 3.6 million barrels dedicated to multigrade crude oil storage, 2 tanks with a combined capacity of .5 million barrels dedicated to fuel oil storage and 24 tanks with a combined capacity of
3.3 million barrels presently dedicated to clean, refined products (including gasoline, gasoline blend components, diesel and distillates) storage. A portion of the clean, refined products storage tanks may be converted to residual fuel oil or crude oil storage. During 1996, this facility completed construction of a 55,000 barrel sphere for the storage of liquefied petroleum gas. This sphere is one of the largest of its kind in North America and is expected to enhance the Company's gasoline blending operation. The average capacity leased at the Point Tupper facility over each of the last three years ended 1994, 1995, and 1996 was 86%, 61%, and 55% respectively.

     In compliance with Statia Canada's safe handling procedures and Canadian laws regarding the environment, the Company owns two fully-equipped spill response vessels based in Nova Scotia one of which is located at Point Tupper. In addition to these vessels, the Company has the full capability to respond to spills on land or water with a combined spill response capability of over 2,500 metric tons at this terminal location. An additional 7,500 metric ton spill response capability is immediately available at Point Tupper by agreement through a response organization. The Company's customers benefit by ready access to the equipment. In 1995, PTMS was granted Canadian Coast Guard certification as a response organization with emergency and spill response capabilities. Consequently, vessels calling in the Strait of Canso are now required to pay to PTMS a membership subscription fee for access to the services provided by the emergency and spill response organization, even if they do not dock at the Company's terminal.

     There are two truck racks at the Point Tupper facility. The north truck rack has the capability to load 550 barrels per hour of fuel oil and the south truck rack has the capability to load 550 barrels per hour of fuel oil or up to 550 barrels per hour of diesel.

     In 1994, STPT, a predecessor to Statia Canada, entered into a long-term storage contract (with two five-year renewal options at the customer's discretion) with a large oil refiner. This contract commits all of the 3.6 million barrels of current crude oil storage at the Point Tupper facility, representing approximately 48% of the terminal's total capacity. In early 1996, a three-year contract was signed with an international oil company to store fuel oil at Point Tupper. This company will use the storage as a base for the distribution of fuel oil to be sold into the local market via tank truck. As part of the storage agreement, Statia Canada has secured a supply of fuel oil from the international oil company for the development of a product sales business at Point Tupper. The remaining tanks at the Point Tupper facility, all presently designed for the storage of gasoline, distillates, aviation fuel and other petroleum products, are currently unleased. This unused capacity represents approximately 45% of the total terminal capacity. The severe backwardation in the petroleum products market since mid-1995 has adversely impacted the utilization of the facility.

     In the first quarter of 1996, Statia Canada initiated the offering of bunkering services at Point Tupper. Delivery of bunker fuel at Point Tupper is initially being made via pipeline to vessels at the berths.

     Statia Canada is in the process of finalizing a land exchange agreement with the Province of Nova Scotia involving the conveyance of certain land (principally the approximately 1,296 acres comprising Lake Landrie and certain adjacent watershed lands) at the Point Tupper terminal site to the Province of Nova Scotia in exchange for the conveyance by the Province of Nova Scotia of certain unused road rights-of-way on the Company's remaining property at Point Tupper.

Statia Terminals Southwest, Inc., - Brownsville, Texas

     The Company's terminal near Brownsville, which is being held for sale, is located on a deep water port serving northeast Mexico. STSW is situated near the U.S./Mexico border, 8 miles from Matamoros, Mexico and 17 miles inland from the Gulf of Mexico, within the Port of Brownsville. The terminal handles refined petroleum products, asphalt, vegetable and fish oils, lube oils, wax and chemicals. The terminal consists of 41 tanks with an aggregate storage capacity totaling over 1.6 million barrels. Tank sizes range from 1,500 barrels to nearly 200,000 barrels. The tanks and associated common facilities are located on several parcels of land that are leased from the Brownsville Navigation District. Four docks, owned and operated by the Brownsville Navigation District, accommodate marine vessel traffic at STSW's facility. The Brownsville facility can handle fully-laden vessels of up to 50,000 DWT. STSW uses five railroad spur lines with a total of 32 railcar spots to accommodate railroad tank cars. Most of the commodities transshipped through the Company's Brownsville facility arrive inbound by marine vessel and are subsequently loaded outbound into railcars or tank trucks primarily for shipment into Mexico.

                            Item 3. Legal Proceedings

     Global Petroleum Corp. ("Global") brought an action against the Company in December of 1993 in the Supreme Court of Nova Scotia seeking the release of certain petroleum products owned by Global that the Company was holding to secure the payment of certain invoices. Global secured the release of the products by posting a $2.0 million bond. Global claims damages of $1.2 million for breach of contract and the Company counterclaimed for breach of contract and payment of the approximately $2.0 million of unpaid invoices for product storage and other services. In April 1996, Global, Scotia Synfuels Limited and their related companies brought suit against CBI Industries, Inc. and the Company in the Supreme Court of Nova Scotia alleging damages in the amount of $100 million resulting from misrepresentation, fraud and breach of fiduciary duty associated with the reactivation of the Point Tupper facility and the sale of their shares in Point Tupper Terminals Company, a predecessor to Statia Canada, to an affiliate of the Company and CBI.

     In May 1994, the U.S. Department of Justice brought an action in the U.S. District Court for the District of Virgin Islands against Statia Terminals, Inc. and STNV for $3.6 million of pollution clean up costs in connection with the discharge of oil into the territorial waters of the U.S. Virgin Islands and Puerto Rico by a barge (not owned or leased by the Company or any of its affiliates) that had been loaded at St. Eustatius. The Company is presently disputing the U.S. District Court's jurisdiction over STNV.

     The Company believes the allegations made in these proceedings are without merit; therefore, the Company intends to vigorously contest these claims. In connection with the CHPII Acquisition, Praxair agreed to indemnify the Company against damages relating to the foregoing proceedings. While no estimate can reasonably be made of any ultimate liability at this time, the Company believes the final outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company is involved in various other claims and litigation arising from the ordinary conduct of its business. Based upon analysis of legal matters and discussions with legal counsel, the Company believes that the ultimate outcome of these matters will not have a material adverse impact on the Company's business, financial condition or results of operations.

           Item 4. Submission of Matters to a Vote of Security Holders

                                 Not Applicable.

                                    PART II.


   Item 5. Market for Registrant's Common Equity and Related Security Matters

                                 Not applicable.


                         Item 6. Selected Financial Data

     The following table sets forth selected financial data for the periods and as of the dates indicated. The statement of income data for each of the three years ended December 31, 1995 and the period January 1, 1996 through November 27, 1996 ("Post-Praxair Acquisition") and the period November 27, 1996 through December 31, 1996 ("Post-CHPII Acquisition") and the balance sheet data as of December 31, 1993, 1994, 1995, and 1996 have been derived from and are qualified by reference to, the audited Consolidated Financial Statements of the Company. The statement of income data for the year ended December 31, 1992 and the balance sheet data as of December 31, 1992 have been derived from the Company's unaudited combined financial statements. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and accompanying notes thereto and other financial information included elsewhere in this filing.

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                             (Dollars in thousands)

                                                                                                                         Post-CHPII
                                                                          Pre-CHPII Acquisition                          Acquisition
                                                   ------------------------------------------------------------------    -----------
                                                                 Pre-Praxair Acquisition
                                                   ---------------------------------------------------
                                                                  Year ended December 31,
                                                   ---------------------------------------------------     1/1/96 -       11/27/96 -
                                                      1992          1993         1994          1995       11/27/96(1)    12/31/96(1)
                                                   ---------     ---------     ---------     ---------    -----------    -----------
Statement of Income Data:
  Revenues                                         $  99,122     $ 112,076     $ 132,666     $ 135,541     $ 140,998     $  14,956
  Cost of services and products sold                  82,893        94,850       111,194       117,482       129,498        13,010
  Gross profit                                        16,229        17,226        21,472        18,059        11,500         1,946
  Administrative expenses (2)                          3,307         4,388         5,339         6,900         8,251           413
  Interest expense (3)                                  --             726         3,114         4,478         4,187         1,525
  Net income (loss) available to
     common stockholders                              13,060        10,046        10,944         4,569        (2,682)          (95)

Balance Sheet Data:
  Total assets (4)                                 $  88,128     $ 186,420     $ 197,357     $ 230,283           N/A     $ 260,155
  Total debt (5)                                        --          60,126        64,450        66,400           N/A       135,000
  Stockholders' equity subject to
     reduction (6)                                      --            --            --            --             N/A        20,000
  Preferred stock                                     12,000        11,212        18,057        18,589           N/A          --
  Total stockholders' equity (7)                      73,482        95,404        86,965        91,001           N/A        75,405

Other Financial Data and Ratios:(8)
  Adjusted EBIT (9)                                $  13,712     $  12,755     $  17,241     $  16,602     $  11,526     $   1,562
  Depreciation and amortization                        4,401         6,683        10,680        12,118         9,296         1,011
  Adjusted EBITDA (10)                                18,113        19,438        27,921        28,720        20,822         2,573
  Gross profit as a % of revenues                       16.4%         15.4%         16.2%         13.3%          8.2%         13.0%
  Effective tax rates (11)                               4.8%         15.6%          8.6%          6.1%          N/A           N/A
  Capital expenditures (12)                           19,223        17,147        25,440        37,138       103,001         1,203

  Net Cash Flow From:
  Operating activities                             $  23,759     $  (3,371)    $  25,706     $  11,476     $   9,108     $   2,225
  Investing activities                               (24,225)      (23,355)      (25,353)      (36,908)     (102,890)     (177,033)
  Financing activities                                  --          28,404        (1,679)       26,477        92,998       184,072

  Adjusted EBITDA/interest
       expense (13)                                      N/M         26.77%         8.97%         2.81%         2.13%         1.69
  Total debt/Adjusted EBITDA                             N/M          3.09%         2.31%         2.31%          N/A           N/A
  Consolidated fixed charge
       coverage ratio (14)                              --            --            --            --            --            1.69

  Capacity (in thousands of barrels)                   7,459        11,590        15,387        20,387        20,387        20,387

  Percentage capacity leased (15)                         86%           79%           87%           76%           68%           74%
  Throughput (in in thousands of
      barrels) (16)                                   27,109        37,591        60,630       109,805        81,994        13,223
  Vessel calls (17)                                      829           967         1,063           973           922           108

  N/M - not meaningful
  N/A - not applicable


(1) Prior to January 12, 1996, the Company was a wholly-owned subsidiary of CBI Industries, Inc. On January 12, 1996, pursuant to the merger agreement dated December 22, 1995, CBI became a wholly-owned subsidiary of Praxair, Inc. This Praxair purchase transaction was reflected in the consolidated financial statements of the Company as a purchase, effective January 1, 1996. On November 27, 1996, Castle Harlan Partners II, L.P., management and others acquired the Company from Praxair. This purchase transaction is reflected in the financial statements effective November 27, 1996 as a purchase. The application of purchase accounting resulted in changes to the historical cost basis of accounting for certain assets. Accordingly, the information provided for periods before and after each of these transactions is not comparable.

(2) Administrative expenses include $3.0 million of non-cash, stock-based compensation recognized on November 27, 1996 immediately prior to consummation of the CHPII Acquisition.

(3) Interest expense subsequent to November 27, 1996 reflects the debt incurred in connection with the CHPII Acquisition at the interest rate of 11.75% per annum.

(4) The change in total assets from December 31, 1995 to December 31, 1996 resulted primarily from the application of purchase accounting at January 1, 1996 and November 27, 1996 resulting in a net reduction of $77,344 largely offset by the acquisition of the First Salute Leasing, L.P. assets which had previously been leased for a total of $88,512 and capital expenditures during 1996 totaling $15,692.

(5) Prior to the CHPII Acquisition, the Company was financed through a combination of third-party debt and, effective with the Praxair Acquisition, $10.0 million of pushed-down debt from the application of purchase accounting. Advances from Praxair and CBI were non-interest bearing. Pre-CHPII Acquisition, third-party debt was retired as part of the acquisition prior to November 27, 1996. Total debt at December 31, 1996 consists entirely of the $135 million First Mortgage Notes.

(6) Certain of the Parent's preferred stock contain features which may require the Parent to cause the Company to dividend or otherwise remit the proceeds of the sale of certain assets. See Note 8 to Consolidated Financial Statements of Statia.

(7) The reduction of total common stockholders' equity between December 31, 1995 and December 31, 1996 resulted from the application of purchase accounting on January 1, 1996 and November 27, 1996.

(8) Adjusted EBIT, Adjusted EBITDA, Adjusted EBITDA/interest expense and Total Debt/Adjusted EBITDA are not measures prepared in accordance with GAAP, but rather to provide additional information related to the debt servicing ability of the Company.

(9) Adjusted EBIT is defined as the sum of income before income tax provision (benefit), interest expense, certain non-cash charges for 1996 and the portion of the First Salute Leasing, L.P. lease payment that represents interest expense for the periods prior to the November 27, 1996 purchase transaction. The amount of the First Salute Leasing, L.P. related interest expense included in the calculation was $5,741 for the year ended December 31, 1995, and $5,600 for the period ended November 27, 1996. For financial statement purposes, such amounts are shown in Cost of services and products sold.

(10) Adjusted EBITDA is defined as the sum of (i) income before income tax provision (benefit), (ii) interest expense, (iii) depreciation and amortization, (iv) certain non-cash charges for 1996, and (v) the portion of the First Salute Leasing, L.P. lease payments that represents interest expense for the periods prior to the November 27, 1996 purchase transaction. The amount of the First Salute Leasing, L.P. related interest expense included in the calculation was $5,741 for the year ended December 31, 1995 and $5,600 for the period ended November 27, 1996. Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but rather to provide additional information related to the debt servicing ability of the Company.

(11) The effective tax rate of the Company is based upon the level of pre-tax income, or loss, incurred in each tax jurisdiction. Certain locations include separate legal entities that restrict the ability of the Company to offset pre-tax income against pre-tax losses from other entities. Further, certain entities, including STNV, are subject to minimum tax computations which, depending on the level of pre-tax income, may have a significant impact on the effective tax rate of the Company. See Note 12 to Consolidated Financial Statements of Statia.

(12) Excludes capital spending of $400; $86,595; and $1,518 during 1993, 1994 and 1995, respectively, financed through an operating lease arrangement with First Salute Leasing, L.P. and capital spending at Point Tupper prior to its acquisition in October, 1993. Includes purchase of First Salute Leasing, L.P. assets in conjunction with the CHPII Acquisition.

(13) For purposes of this ratio, interest expense includes the First Salute Leasing, L.P. lease payments.

(14) The consolidated fixed charge coverage ratio is the ratio of adjusted

     EBITDA to fixed charges as defined in the Indenture relating to the 11-3/4% First Mortgage Notes.

(15) Represents the storage capacity leased to third parties weighted for the number of days leased divided by the capacity available for lease.

(16) Represents the total number of inbound barrels discharged from a vessel, tank, rail car or tanker truck, not including across-the-dock or tank-to-tank transfers.

(17) A vessel call occurs when a vessel docks or anchors at one of the Company's terminal locations in order to load and/or discharge cargo and/or to take on bunker fuel. Such dockage or anchorage is counted as one vessel call regardless of the number of activities carried on by the vessel. A vessel call also occurs when the Company sells and delivers bunker fuel to a vessel not calling at its terminals for the above purposes.


     Item 7. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

     For purposes of the discussion below, reference is made to the Consolidated Financial Statements of Statia Terminals International N.V. and its Subsidiaries as of December 31, 1995 and 1996 and for the years ended December 31, 1994 and 1995; the Post-Praxair Acquisition income and cashflow statements for the period January 1, 1996 through November 27, 1996; and the Post-CHPII Acquisition income and cash flows statements for the period November 27, 1996 through December 31, 1996. The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles. To facilitate a meaningful discussion of the Company's comparative operating performance for the years ended December 31, 1994, 1995 and 1996, the financial information in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on a traditional comparative basis for all periods unless otherwise indicated. Consequently, the information presented below for the year ended December 31, 1996 does not necessarily comply with the accounting requirements for companies subject to major acquisitions. Generally accepted accounting principals in the U.S. call for separate reporting for the new company (Post-CHPII Acquisition) and the predecessor companies (Pre- and Post-Praxair Acquisitions). A solid black line has been inserted in tables where financial information may not be comparable across periods. Substantially all of the Company's transactions are denominated in U.S. dollars. All figures are in U.S. dollars unless otherwise indicated.

Overview

     Primarily as a result of increased storage capacity from 11.6 million barrels as of December 31, 1993 to 20.4 million barrels as of December 31, 1995 and 1996, and additional product sales, total revenues increased from $132.7 million for the year ended 1994 to $156.0 million for the year ended 1996. The Company expanded to its third location, Point Tupper, Nova Scotia, during 1992 and completed refurbishment of this 7.4 million barrel facility during 1994 (a total capital investment of $74.1 million). At St. Eustatius during the fourth quarter of 1993, the Company commenced construction of five million barrels of crude oil storage and a SPM system (the "St. Eustatius Crude Project"), which was completed and leased during the first quarter of 1995 (total capital investment of $107.5 million). Over the three year period from 1993 to 1995, the Company added crude oil storage and related services to its established fuel oil, clean products, consumable oils and chemicals storage and related services. In addition to blending and other ancillary services, the Company added marine emergency response services at both St. Eustatius and Point Tupper and limited refining capability through its atmospheric distillation unit at St. Eustatius during 1995. Finally, during the fourth quarter of 1995 and the first quarter of 1996, investments were made in a heating system and LPG sphere at Point Tupper. These additions to capacity have led to more throughput and, therefore, higher revenues from storage, throughput and ancillary services. Revenues from storage, throughput and ancillary services (consisting of storage, throughput, wharfage, emergency and spill responses and other terminal services) grew from $43.1 million to $54.7 million for the years ended December 31, 1994 and 1995, respectively, but fell to $49.8 million for the year ended December 31, 1996 due to reduced utilization of storage capacity.

       Capacity, Capacity Leased, Throughput and Vessel Calls by Location
                (Capacity and throughput in thousands of barrels)

                                                                       For the year ended December 31,
                                                       --------------------------------------------------------
                                                          1994                  1995                    1996
                                                          ----                  ----                    ----
Netherland Antilles and
   the Caribbean
                  Total capacity                          6,334                 11,334                 11,334
                  Capacity leased                            87%                    90%                    80%
                  Throughput                             34,223                 72,420                 69,395
                  Vessel calls                              866                    825                    880

Canada
                  Total capacity                          7,404                  7,404                  7,404
                  Capacity leased                            86%                    61%                    55%
                  Throughput                             19,507                 34,117                 23,350
                  Vessel calls                               76                     95                     62

Texas
                  Total capacity                          1,649                  1,649                  1,649
                  Capacity leased                            88%                    46%                    52%
                  Throughput                              6,900                  3,268                  2,472
                  Vessel calls                              121                     53                     88

All locations
                  Total capacity                         15,387                 20,387                 20,387
                  Capacity leased                            87%                    76%                    69%
                  Throughput                             60,630                109,805                 95,217
                  Vessel calls                            1,063                    973                  1,030

     Primarily as a result of backwardation in the petroleum markets, which creates a disincentive to store oil, storage, throughput and ancillary services revenues and operating net income have decreased recently. Storage, throughput and ancillary services revenues fell 8.9% for the 1996 year versus the comparable period for 1995. Last year, the operations at St. Eustatius suffered damages from Hurricanes Iris, Luis and Marilyn (the "1995 Hurricanes") causing closure of the terminal during the third quarter of 1995. Repair of damages caused by the 1995 Hurricanes and installation of certain improvements were substantially completed by the end of the third quarter of 1996 at an estimated cost of $19.4 million, of which $12.6 million was recovered from insurance carriers (the remaining $6.8 million having been principally expended on improvements). Except for inflationary cost increases, cost increases due to additional storage capacity and costs of providing additional ancillary services, the operating costs of the Company are relatively fixed and generally do not change significantly with changes in capacity leased. Additions or reductions in storage, throughput and ancillary service revenues directly impact operating income. The following tables set forth, for the periods indicated, the total revenues and total operating income (loss) after allocation of administrative expenses at each of the Company's operating locations and the percentage such revenue and operating income (loss) bear to the total revenue and operating income of the Company.

                              Revenues by Location
                             (Dollars in thousands)

                                                                              For the year ended December 31,
                                                     -------------------------------------------------------------------------------
                                                               1994                       1995                       1996
                                                     ------------------------   ------------------------   -------------------------
                                                        $          % of Total      $          % of Total      $           % of Total
                                                        -          ----------      -          ----------      -           ----------
Netherlands Antilles and the Caribbean               114,991          86.7%     121,899          89.9%     139,403           89.39%
Canada                                                12,024           9.1%      11,143           8.2%      13,462            8.63%
U.S.                                                   9,460           7.1%       8,641           6.4%       9,060            5.81%
Eliminations                                          (3,809)         -2.9%      (6,142)         -4.5%      (5,971)          -3.83%
                                                     -------         -----      -------         -----      -------          ------
     Total                                           132,666         100.0%     135,541         100.0%     155,954          100.00%
                                                     =======         =====      =======         =====      =======          ======

                       Operating Income (Loss) by Location
                             (Dollars in thousands)

                                                                            For the year ended December 31,
                                                  ----------------------------------------------------------------------------------
                                                           1994 (1)                     1995 (1)                       1996
                                                  -------------------------    ------------------------       ----------------------
                                                     $           % of Total       $          % of Total          $        % of Total
                                                     -           ----------       -          ----------          -        ----------
Netherlands Antilles and
  the Caribbean                                    14,422           83.6%       12,561          115.7%          6,785       151.2%
Canada                                              1,505            8.7%         (412)          -3.8%         (1,223)      -27.3%
U.S.                                                1,315            7.6%       (1,288)         -11.8%         (1,074)      -23.9%
                                                   ------          -----        ------          -----           -----       -----
     Total                                         17,242          100.0%       10,861          100.0%          4,488       100.0%
                                                   ======          =====        ======          =====           =====       =====


(1)   Operating income (loss) includes other income (expenses).

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items in the combined statements of income of the Company. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements appearing at Page F-1 of this Annual Report on Form 10-

K. The historical operating results are not necessarily indicative of the future operating results or business and financial condition of the Company.

                             (Dollars in thousands)

                                                                               For the year ended December 31,
                                                           -------------------------------------------------------------------------
                                                                   1994 (1)                 1995 (1)                   1996
                                                           ----------------------     --------------------     ---------------------
                                                                           % of                     % of                      % of
                                                               $         Revenues         $       Revenues          $       Revenues
                                                           ---------     --------     ---------   --------     ---------    --------
Revenues:
     Storage, throughput and ancillary
           services                                        $  43,096       32.48%    $  54,701     40.36%      $  49,812      31.94%
     Bunker and bulk product sales                            89,570       67.52%       80,840     59.64%        106,142      68.06%
                                                           ---------      ------     ---------    ------       ---------     ------
          Total revenues                                     132,666      100.00%      135,541    100.00%        155,954     100.00%
Cost of services and products sold                           110,086       82.98%      117,780     86.90%        142,801      91.57%
                                                           ---------      ------     ---------    ------       ---------     ------
     Gross profit                                             22,580       17.02%       17,761     13.10%         13,153       8.43%
Administrative expenses                                        5,339        4.02%        6,900      5.09%          8,664       5.56%
                                                           ---------      ------     ---------    ------       ---------     ------
     Income from operations                                   17,241       13.00%       10,861      8.01%          4,489       2.88%
Interest expense                                               3,114        2.35%        4,478      3.30%          5,712       3.66%
                                                           ---------      ------     ---------    ------       ---------     ------
     Income (loss) before income taxes and
          preferred stock dividends                           14,127       10.65%        6,383      4.71%         (1,223)     -0.78%
Provision for income taxes                                     1,219        0.92%          390      0.29%            761       0.49%
Preferred stock dividends                                      1,964        1.48%        1,424      1.05%            792       0.51%
                                                           ---------      ------     ---------    ------       ---------     ------

Comparison of Twelve Months Ended December 31, 1995 and 1996

     Revenues aggregated $156.0 million for the twelve months ended December 31,

1996, an increase of $20.5 million, or 15.1%, from the twelve-month results for 1995 of $135.5 million. The revenue increase was primarily due to strong demand for bunker fuels at St. Eustatius partially offset by reduced storage, throughput and ancillary services revenues at the St. Eustatius and Point Tupper locations. Storage, throughput and ancillary services generally produce higher gross margins than bunker fuel and bulk product sales activities. Gross profit, operating income and net income (loss) for the years ended December 31, 1995 and 1996 are not comparable due to the effects of purchase accounting applied as a result of the Praxair Acquisition and the CHPII Acquisition. Depreciation, amortization and other operating expenses, which are components of gross profit, changed because of the revaluation of various assets to their fair values at the acquisition dates. Changes in components of the Company's debt and equity accounts resulted in changes to interest expense and costs of services and products sold. The year-to-year change in the mix of revenues and increases in operating and administrative expenses, primarily from non-recurring, stock-based compensation earned upon Praxair's divestiture of the Company, contributed to the 58.7% decrease in operating income from $10.9 million for 1995 to $4.5 million for 1996.

     Storage, throughput and ancillary revenues were $49.8 million for the twelve months ended December 31, 1996 compared to $54.7 million, down $4.9 million, or 8.9% from the same period for 1995. At St. Eustatius, storage, throughput and ancillary services revenues were down $1.8 million, or 4.4% due primarily to a reduction in tankage leased for fuel oil and a reduction in associated throughput volume. At Point Tupper, these revenues were down $3.5 million, or 31.0% due primarily to a reduction in tankage leased for refined products and a reduction in crude oil throughput volume. The decreases at each location are primarily due to non-renewal of storage leases by some customers as a result of backwardation in the petroleum markets, reduced throughput from existing customers, and uncertainty as to the Company's future ownership due to Praxair's announced plan to dispose of the business.

     Revenues from the sale of bunker fuel and bulk oil products were $106.1 million for the twelve months ended December 31, 1996 compared to $80.8 million for 1995, an increase of $25.3 million, or 31.3%. The change is due primarily to an increase in bunker fuel volume delivered at higher average selling prices partially offset by a reduction in bulk product volume sold at St. Eustatius. Bunker fuel volume delivered rose 35.8% and average selling prices rose 9.4% when comparing the twelve month periods ended December 31, 1995 and 1996. Gross margins on bunker fuel and bulk product sales, both in dollar terms and as a percentage of revenues, are little changed when comparing similar figures for the twelve month periods of 1995 and 1996. While volumes of bulk product sales were down (41.6% when comparing twelve month periods), gross margins have improved slightly. At Point Tupper, the Company commenced the delivery of bunker fuel during the first quarter of 1996 generating revenues of $4.4 million for the 1996 year.


     At the Brownsville, Texas terminal (which is being held for sale) improved storage and throughput revenue primarily from vegetable oils and asphalt lead to total revenues (prior to elimination of intercompany revenue) of $3.3 million for 1996, up $0.8 million, or 32.0%, from 1995 total revenues of $2.5 million. After elimination of intercompany revenues, and consideration of additional operating expenses for 1996, the changes in the operating loss from the 1995 year to the 1996 year are not significant. The Brownsville operation leased 52.0% of its available capacity for 1996 compared to 46.1% for 1995, however throughput decreased from 3.3 million barrels for 1995 to 2.5 million barrels for 1996.

     Operating expenses including depreciation and amortization (which are included in the line item cost of services and products sold) were $39.5 million for the twelve months ended December 31, 1996 compared to $36.6 million for the same period in 1995, an increase of $2.9 million, or 7.9%. With the inception of operations for the St. Eustatius Crude Project during the first quarter of 1995, personnel costs and related fringe benefits, marine charter costs and other expenses gradually increased. The St. Eustatius facility incurred a full year of such costs for 1996 while only incurring approximately nine months of such costs during 1995. The Company has also incurred higher insurance costs and fees for professional services (which do not include fees for the CHPII Acquisition) for the twelve months of 1996 as compared to the same period for 1995. The Company expects that while certain expenses for professional fees will not recur, insurance costs will increase further in connection with increasing coverage for the collateral securing the Notes and as a result of the Company's inability to reduce risk management costs by pooling such costs with CBI and Praxair.

     Administrative expenses increased from $6.9 million for 1995 to $8.7 million for 1996, an increase of $1.2 million, or 17.4%. This increase was primarily due to non-recurring, stock-based compensation of $3.0 million awarded to management earned upon Praxair's divestiture of the Company offset by a reduction in parent company administration fees of $1.2 million.

     Interest expense related to third party debt was $4.5 million and $5.7 million for the years ended December 31, 1995 and 1996, respectively, net of interest capitalized to capital projects and the effects of an interest rate swap. In the first quarter of 1996, due to the Praxair Acquisition, the Company's term and revolving debt was refinanced resulting in changes to interest rates. In conjunction with the CHPII Acquisition, all previously existing bank debt was fully satisfied and the 11-3/4% First Mortgage Notes were issued.

     Tax rates in the jurisdictions in which the Company operates did not change significantly between 1995 and 1996. Certain income tax liabilities incurred prior to November 27, 1996 were assumed by Praxair and the Company retained net operating loss carryforwards of U.S. $7.5 million in Canada.

     As a result of the Praxair Acquisition of CBI on January 12, 1996, the Company, following the push-down accounting rules, recognized a $85.5 million reduction of its property and equipment as of January 1, 1996. The Company wrote off approximately $9.9 million of goodwill and other intangible assets resulting from prior acquisitions and transactions. As a result of this reduction and write off, 1996 depreciation and amortization expenses of the Company decreased by $4.7 million on an annualized basis.


Comparison of Twelve Months Ended December 31, 1994 and 1995

     For the year ended December 31, 1995, revenues were $135.5 million, an increase of $2.9 million, or 2.2%, over annual revenues for 1994 of $132.7 million. The Company experienced gains in bunker fuel sales and storage and throughput services revenues and decreases in bulk product sales. Due primarily to a 24.7% increase in operating expenses and a 29.2% increase in selling and administrative expenses, income from operations fell from $17.2 million in 1994 to $10.9 million in 1995, a decrease of $6.3 million, or 36.6%. The Company incurred additional expenses in anticipation of significant growth, including higher terminal throughput, particularly at Point

Tupper and Brownsville. The Company's management believes that third and fourth quarter operating income in 1995 was lower than the results would have been had the St. Eustatius facility not been impacted by the 1995 Hurricanes primarily due to lost business from temporary shut down of the St. Eustatius facility.

     Primarily as a result of the completion and subsequent lease of the St. Eustatius Crude Project in the first quarter of 1995 and additional bunker sales, revenues at St. Eustatius increased to $121.9 million from $115.0 million for 1994, an increase of $6.9 million, or 6.0%. Partially offsetting the growth in revenues was a reduction in bulk product sales and the detrimental impact of the 1995 Hurricanes.

     At St. Eustatius, revenues from storage and throughput services, amounted to $41.0 million for 1995, an increase of $15.6 million, or 61.4%, above the 1994 results of $25.4 million. The increase is due to higher utilization and throughput volumes, particularly from the St. Eustatius Crude Project, resulting in higher revenues from storage leases, throughput charges, dock charges, emergency response fees and other charges. The percentage of capacity leased for 1995 was 90.4% compared to 87.3% for 1994. Throughput volumes increased from
34.2 million barrels to 72.4 million barrels, an increase of 38.2 million barrels, or 111.7%, primarily as a result of 50.1 million barrels of crude oil transshipped through the St. Eustatius Crude Project during the year.

     Revenues from delivery of bunker fuel amounted to $64.9 million for 1995, an increase of $10.4 million, or 18.9%, from 1994 revenues of $54.5 million. This increase is primarily due to an 8.5% increase in volumes delivered. The Company experienced larger quantities delivered to fewer vessels in 1995 versus 1994 which allowed the Company to benefit from economies of scale for large deliveries, including the more efficient use of equipment. Bunker sales were also affected by an increase in average selling prices of approximately 9.6%. The Company experienced general market price increases and a slight change in the mix of bunker fuel sold (a movement toward higher quality fuel oil sales which command a higher price).

     Bulk product sales generated revenues of $16.0 million for 1995 compared to

$35.1 million for 1994. During 1995, as a result of shifting its primary customer base to utilities and commercial interests in the Caribbean, the Company realized smaller volume but higher margin sales. In previous years, the Company bought cargo size lots of petroleum products from a key supplier for resale to utilities in the U.S.

     Revenues from storage and throughput services at Point Tupper aggregated $11.2 million for 1995 compared to $12.2 million for 1994, a 8.2% decrease. Due in part to the backwardation in the oil markets, most of the clean product tanks (approximately 52% of the Point Tupper facility) remained vacant during 1995. During 1995, 61.4% of the total available tankage was leased compared to 86.0% for 1994. However, total throughput amounted to 34.1 million barrels for 1995, an increase of 14.6 million barrels, or 74.9%, over 1994 throughput of 19.5 million barrels. The throughput increase is due primarily to full utilization of the terminal's crude oil capacity for 1995 compared to only partial utilization for 1994 as reactivation of the crude portion of the facility was completed and leased during the third quarter of 1994.

     The terminal in Brownsville, Texas (which is being held for sale) generated revenues of $2.5 million for 1995, down 54.5%, or $3.0 million, from 1994 revenues of $5.5 million. The primary cause of the decrease was the devaluation of the Mexican peso in December 1994 and the corresponding negative effect on the Mexican economy during 1995. Mexican economic conditions caused several customers who had stored petroleum and vegetable oils during 1994 not to renew their leases or return to tanks previously utilized during their seasonal periods. Brownsville leased 46.1% of its available capacity during 1995 compared to 87.8% during 1994. Total throughput barrels amounted to 3.3 million for 1995 versus 6.9 million barrels for 1994. Additionally, reduced utilization of tankage led to lower revenues from ancillary services.

     Operating expenses, included in cost of services and products sold, for the 1995 year were $36.6 million, an increase of $7.3 million, or 24.9%, over 1994 expenses of $29.3 million, primarily due to additional depreciation and personnel expenses related to the St. Eustatius Crude Project (which commenced operations during the first quarter of 1995) and completion of the renovation and subsequent lease of the crude facility at Point Tupper (which commenced operations during the third quarter of 1994). The Company also experienced an increase in its marine charter and crew costs at St. Eustatius due to the need for additional tug and emergency response capabilities.

Offsetting the year-to-year increase was a change in the depreciable lives of certain assets in order to conform more closely with industry standards. The Company had been depreciating its tanks and jetties over 20 and 15 years, respectively, but changed its estimated useful life to 40 and 25 years, respectively, reducing depreciation expenses by $3.4 million for 1995.

     Administrative expenses increased from $5.3 million for 1994 to $6.9 million for 1995, an increase of $1.6 million, or 30.2%. This increase was due to a higher allocation of administrative charges from CBI, the addition of personnel, salary increases consisting primarily of cost of living adjustments and moving expenses. The Company relocated its administrative office, at which supervisory and policy decisions are made, from Miami, Florida to Deerfield Beach, Florida during the summer of 1995.

     Interest expense related to third party debt was $3.1 million and $4.5 million for the year ended December 31, 1994 and 1995, respectively, net of interest capitalized to capital projects and the effects of an interest rate swap. The higher interest expense was due to higher average interest rates charged on the Company's floating rate loans and higher average borrowings outstanding.

     Tax rates in the jurisdictions in which the Company operates did not change significantly between 1994 and 1995. The provision for income taxes fell from $1.2 million for 1994 to $0.4 million for 1995, primarily because of the reduction of earnings at the Brownsville terminal. For 1994, Brownsville had pretax income of $1.2 million resulting in a tax provision of $0.8 million, and for 1995 this operation had a pretax loss of $1.6 million. Secondly, the Company incurred the minimum profit tax payable under its Free Zone and Profit Tax Agreement in the Netherlands Antilles of $0.3 million for 1994 and 1995, and paid its share of Large Corporation Tax in Canada for 1994 and 1995. Consequently, the effective tax rate of the Company was 8.6% for 1994 versus 6.1% for 1995. As of December 31, 1995, the Point Tupper terminal had net operating loss carryforwards of $8.0 million plus investment tax credits available to offset future taxable income.

Liquidity and Capital Resources

     As part of the CHPII Acquisition, the Company received a capital contribution of $98.5 million from its Parent, consisting of $55.5 million of cash and $43.0 million of equity in certain of Statia's subsidiaries, and issued $135.0 million of First Mortgage Notes, Series A (which were subsequently exchanged for the Notes). A portion of the contributed capital and proceeds from the issuance to the First Mortgage Notes, Series A, was used by the Company (i) to pay approximately $174.1 million in cash to Praxair (of which $169.0 million was paid at closing and $5.1 million paid in February 1997) to satisfy the cash portion of the purchase price, and (ii) to pay $16.0 million of commissions, fees and expenses. In connection with the CHPII Acquisition, prior to November 27, 1996, existing indebtedness of the Company, including an off-balance sheet lease obligation, bank debts, preferred stock from a former affiliate and advances from Praxair, was repaid. In addition, on November 27, 1996, the Company, through its subsidiaries, entered into a new $17.5 million Revolving Credit Facility secured by the Company's accounts receivable and oil inventory. No draws on the Revolving Credit Facility have occurred through May 13, 1997. The facility bares interest at the prime rate plus .50% per annum (8.75% at December 31, 1996) and will expire on November 27, 1999.

     The debt service costs associated with the borrowings under the Notes and the Revolving Credit Facility will significantly increase liquidity requirements. The Notes accrue interest at 11-3/4% per annum payable semi-annually commencing May 15, 1997. The Notes will mature on November 15, 2003. The Indenture relating to the Notes limits the incurrence of additional debt by the Company, limits the ability of the Company to pay any dividends or redeem any capital stock, and limits the Company's ability to sell its assets. The Company may incur additional indebtedness as long as its Consolidated Fixed Charge Coverage Ratio is greater than certain minimum levels. Under the Indenture and the Revolving Credit Facility, so long as no event of default has occurred, there are no restrictions on the distribution by subsidiaries of funds to Statia or Statia Canada in the form of cash dividends, loans or advances.

     Except for cash of the Company's Canadian subsidiaries, prior to the CHPII Acquisition the Company had been a participant in Praxair/CBI's cash management system whereby all cash receipts were swept into its former parent's investment program. Cash for operations and capital expansion has been funded by the operations of the Company, its former parent and debt facilities available to the Company (guaranteed by its former parent). During 1994, cash from operations provided $25.7 million, advances from the Company's parent provided $8.3 million and sales of preferred stock to an affiliate provided $7.5 million. The major uses of cash for 1994 were for capital expenditures of $25.4 million (exclusive of $86.6 million financed off-balance sheet through First Salute Leasing, L.P.) and dividends to the Company's former parent and affiliates in the amount of $21.8 million. During 1995, the major sources of cash were $25.9 million from the Company's former parent and $11.5 million from operations; the major use of cash was $37.1 million for capital to expand or sustain operations. During 1996 prior to the CHPII Acquisition, cash provided by operations of $9.2 million, proceeds from insurance claims related to the 1995 Hurricanes of $12.6 million and net advances from Praxair of approximately $19.3 million (exclusive of advances related to repayment of existing indebtedness) were used to finance the purchase of property and equipment of $14.6 million and pay dividends to Praxair and its affiliates of $25.8 million. Since November 27, 1996, the Company has paid an adjustment to the purchase price relating to the CHPII Acquisition of $5.1 million, incurred relatively few capital expenditures ($1.9 million for the period November 27, 1996 to March 31, 1997) and steadily accumulated cash generated by operations.

     The Company believes that cash flow generated by its operations and amounts available under its Revolving Credit Facility will be sufficient, until the maturity of the Notes, to fund its working capital needs, fund its capital expenditures and other operating requirements (including any expenditures required by applicable environmental laws and regulations) and service its debt. The Company's operating performance and ability to service or refinance the Notes and to extend or refinance the Revolving Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. There can be no assurance that the Company's future operating performance will be sufficient to service its indebtedness or that the Company will be able to repay at maturity or refinance its indebtedness in whole or in part.

Capital Expenditures


     The Company spent $25.4 million, $37.1 million, and $15.7 million during 1994, 1995, and 1996, respectively, on capital expenditures, of which $18.6 million, $27.2 million, and $1.6 million, respectively, was spent to enhance the Company's ability to generate incremental revenues. These figures exclude $88.5 million of off balance sheet financing incurred during 1993, 1994 and 1995 for the St. Eustatius Crude Project. During 1994, the Company purchased and retrofitted an emergency response vessel for operation at St. Eustatius and completed reactivation of the crude tankage at Point Tupper among other projects. During 1995 at Point Tupper, the Company initiated construction of a 55,000 barrel LPG sphere and a fuel oil heating system, and purchased spill response vessels and equipment. Capital expenditures for 1996 were primarily for improvements made in connection with the 1995 Hurricanes. Future capital expenditures are expected to be lower than those in recent years as no significant expansion projects are currently planned. Capital expenditures for 1997 are projected at approximately $7.5 million, consisting primarily of maintenance related expenditures and replacement of certain equipment which is being held for sale.

     The following table sets forth capital expenditures by location and separates such expenditures into those which produce, or have the potential to produce, incremental revenue, and those which sustain existing operations.

                   Summary of Capital Expenditures by Location
                             (Dollars in thousands)

                                                                         Produce         Sustain
                                                                       Incremental       Existing
                                                                        Revenues        Operations         Total          % of Total
                                                                       -----------      ----------        --------        ----------
Year Ended December 31, 1994
         Netherlands Antilles and the Caribbean                         $ 11,384         $  3,405         $ 14,789           58.1%
         Canada                                                            6,913            2,584            9,497           37.3%
         U.S                                                                 276              878            1,154            4.6%
                                                                        --------         --------         --------          -----
              Total                                                     $ 18,573         $  6,867         $ 25,440          100.0%
                                                                        ========         ========         ========          =====

Year Ended December 31, 1995
         Netherlands Antilles and the Caribbean                         $ 18,926         $  6,342         $ 25,268 (1)       68.0%
         Canada                                                            7,912            1,755            9,667           26.0%
         U.S                                                                 325            1,878            2,203            6.0%
                                                                        --------         --------         --------          -----
              Total                                                     $ 27,163         $  9,975         $ 37,138          100.0%
                                                                        ========         ========         ========          =====

Year Ended December 31, 1996
         Netherlands Antilles and the Caribbean                         $ 89,344         $ 11,969         $101,313 (2)(3)    97.2%
         Canada                                                              751              451            1,202            1.2%
         U.S                                                                  19            1,670            1,689            1.5%
                                                                        --------         --------         --------          -----
              Total                                                     $ 90,114         $ 14,090         $104,204          100.0%
                                                                        ========         ========         ========          =====

(1)  Excludes repairs and improvements of $8.1 million spent in 1995.
(2)  Includes purchase of First Salute Leasing L.P. assets.
(3)  Includes $6.9 million of capitalized hurricane related enhancements.

     The Company financed the St. Eustatius Crude Project through a leveraged lease arrangement, effectively removing $88.5 million of assets and liabilities from its balance sheet. The Company leased land to a special purpose financing entity, First Salute Leasing, L. P., upon which the crude tanks were constructed. The facilities of the St. Eustatius Crude Project were leased back to the Company. During the life of the lease, the Company accounted for monthly lease payments, consisting primarily of interest on the underlying financing, and recognized an accrual towards the residual guarantee value within the line item cost of services and products sold. During 1995 and 1996, the Company paid $5.7 million and $5.6 million, respectively, to First Salute Leasing, L.P. which consisted primarily of interest costs on the underlying debt. All obligations under the lease were satisfied prior to the CHPII Acquisition and the related assets were included on the balance sheet at that time.

Assets Held for Sale

     STSW, which owns the Company's terminal near Brownsville, Texas and its parent, Statia Delaware Holdco II, Inc. (incorporated in Delaware) are being held for sale. The following table sets forth, for the periods indicated, consolidated income from operations with adjustments to reflect operating income less such income (loss) from the Brownsville terminal adjusted for certain ongoing administrative expenses and expenses related to assets to be retained.

                    Operating Income from On-going Operations
                             (Dollars in thousands)

                                                                                              For the year ended December 31,
                                                                                       ---------------------------------------------
                                                                                         1994              1995              1996
                                                                                       --------          --------          --------
Consolidated income from operations                                                    $ 17,241          $ 10,861          $  4,488

Less: Operating income (loss) from Statia Delaware
        Holdco II, Inc. and Statia Terminals Southwest, Inc.                              1,208            (1,574)           (1,379)

Add: Estimated adjustment for on-going expenses                                            (981)           (1,145)           (1,697)
                                                                                       --------          --------          --------
Consolidated income from on-going operations                                           $ 15,052          $ 11,290          $  4,169
                                                                                       ========          ========          ========

     In addition, the Company's emergency and spill response vessel, M/V Megan
D. Gambarella, is being held for sale. Upon disposition of this vessel, the Company anticipates capital expenditures of up to $1.5 million to replace certain equipment sold with the vessel and necessary for the efficient operation of the terminal at St. Eustatius.

     Management of the Company has estimated that the proceeds of the sales of these assets will aggregate $20.0 million and has reclassified this amount from property and equipment to assets held for sale on the balance sheet. The actual proceeds from these sales may not equal these estimates. As these assets held for sale are expected to remain in operation until disposition, the revenues from, and costs associated with, operating these assets are included in the Company's Consolidated Financial Statements. None of the Company's debt nor interest thereon has been allocated to these assets.

Environmental Matters

     The Company's subsidiaries are subject to comprehensive and periodically changing foreign, federal, state and local environmental laws and regulations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. In 1994, 1995, and 1996, the capital expenditures of the Company for compliance with environmental laws and regulations were approximately $1.4 million, $3.4 million, and $1.3 million respectively. Expenditures during 1994 and 1995 consisted primarily of the purchase of spill response vessels and equipment at Point Tupper to comply with new Canadian legislation. These figures do not include routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, which were approximately $0.3 million, $0.6 million, and $0.4 million in 1994, 1995, and 1996, respectively. The Company believes it is presently in substantial compliance with applicable laws and regulations governing environmental matters.

     In connection with the CHPII Acquisition, studies were undertaken by and for Praxair to identify potential environmental, health and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper facility. Praxair has agreed to pay for certain of these costs currently estimated at approximately $3.1 million representing certain investigation, remediation, compliance and capital costs. To the extent that certain of these matters exceed this estimate, Praxair has agreed to reimburse the Company for these future expenditures. Additionally, the Company has identified additional environmental costs at Point Tupper of approximately $1.5 million. These future costs will be expensed as incurred or capitalized as property and equipment. The Company believes that these environmental costs subject to the foregoing reimbursements will not have a material adverse effect on the Company's financial position or results of operations.

     The Company anticipates that it will incur additional capital and operating costs in the future to comply with currently existing laws and regulations, new regulatory requirements arising from recently enacted statutes, and possibly new statutory enactments. As U.S. and foreign government regulatory agencies have not yet promulgated the final standards for proposed environmental programs, the Company cannot at this time reasonably estimate the cost for compliance with these additional requirements (some of which will not take effect for several years) or the timing of any such costs. However, management believes any such costs will not have a material adverse effect on the Company's business and financial condition or results of operations.

     See "Item 1. Business - Environmental, Health and Safety Matters" for further discussion.

Other Matters

     The Company periodically evaluates the political stability and economic environment in the countries in which it operates. As a result of these evaluations, the Company is not presently aware of any matters which may adversely impact its business, results of operations or financial condition. The general rate of inflation in the countries where the Company operates has been relatively low in recent years causing a modest impact on operating costs. Typically, inflationary cost increases result in adjustments to storage and throughput charges because long-term contracts contain price escalation provisions. Bunker fuel and bulk product sales prices are based on active markets, and the Company is generally able to pass any cost increases to customers. Except for minor local operating expenses in Canadian dollars and Netherlands Antilles guilders, all of the Company's transactions are in U.S. dollars. Therefore, the Company believes it has no significant exposure to exchange rate fluctuation.


     The Company maintains insurance policies on insurable risks at levels it considers appropriate. At the present time, the Company does not carry business interruption insurance due to what the Company believes are excessive premium costs for the coverage provided. While the Company believes it is adequately insured, future losses could exceed insurance policy limits or, under adverse policy interpretations, be excluded from coverage. Future liability or costs, if any, incurred under such circumstances could adversely impact cash flow.

               Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data are included herein beginning on Page F-1.


              Item 9. Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure

                                      None.

                                    PART III.


           Item 10. Directors and Executive Officers of the Registrant

     Managing Directors and Directors, as the case may be, of the Company are elected annually by their shareholders to serve during the ensuing year or are elected to serve until a successor is duly elected and qualified. Executive officers of the Company are duly elected by their respective Boards of Managing Directors/Directors to serve until their respective successors are elected and qualified.

     The following table sets forth certain information with respect to the managing directors and executive officers of Statia.

     Name                      Age   Position
     ----                      ---   --------

     James G. Cameron          51    Managing Director (Chief Executive Officer)
     John K. Castle            56    Managing Director
     David B. Pittaway         45    Managing Director
     Justin B. Wender          28    Managing Director
     James F. Brenner          38    Vice President and Treasurer
     Jack R. Pine              57    Secretary

     The following table sets forth certain information with respect to the directors and executive officers of Statia Canada.

     Name                      Age   Position
     ----                      ---   --------

     Paul R. Crissman          41    Director and President
     James G. Cameron          51    Director
     Clarence W. Brown         47    Director
     James F. Brenner          38    Vice President-Finance
     Jack R. Pine              57    Secretary

     The following table sets forth certain information with respect to certain directors and executive officers of STI, an indirect subsidiary of Statia:

     Name                      Age   Position
     ----                      ---   --------

     Thomas M. Thompson, Jr.   52    Director and Executive Vice President
     Robert R. Russo           41    Director and Senior Vice President
     John D. Franklin          39    Vice President - Marine Fuels

     James G. Cameron. Mr. Cameron has been with Statia Terminals, Inc., a subsidiary of the Company since 1981. From 1981 to 1984, Mr. Cameron served as Vice President, Engineering & Operations, during which time he served as the Project Manager spearheading the design and construction of the St. Eustatius terminal facility. Mr. Cameron was promoted in 1984 to Executive Vice President and Chief Operating Officer. Since being named President and Chief Executive Officer of STI in 1993, Mr. Cameron has served on the Boards of Directors of Tankstore, a joint venture company among Chicago Bridge & Iron Company, GATX Corporation and Paktank International B.V., and Petroterminal de Panama, representing CBI's ownership in the pipeline traversing the isthmus of Panama. His prior experience in the petroleum industry dates back to 1969 when he joined Cities Service Company as a marine engineer. Mr. Cameron subsequently joined Pakhoed USA, Inc., where he served in a variety of positions including Project Engineer, Manager of Engineering & Construction, Maintenance Manager and

Terminal Manager, including the management of Paktank's largest facility in Deer Park, Texas. Mr. Cameron holds a B.S. degree in Marine Engineering.

     John K. Castle. Mr. Castle has been a Managing Director/Director of Statia since September 1996. Mr. Castle is Chairman and Chief Executive Officer of Branford Castle, Inc., an investment company formed in 1986. Since 1987, Mr. Castle has been Chairman of Castle Harlan, Inc., a private merchant bank in New York City, and General Partner of Legend Capital Group, L.P., a private buyout fund. Mr. Castle is Chief Executive Officer of Castle Harlan Partners II, G.P. Inc., the general partner of the general partner of Castle Harlan Partners II, L.P., the Company's controlling stockholder. Immediately prior to forming Branford Castle, Inc. in 1986, Mr. Castle was President and Chief Executive Officer and a director of Donaldson Lufkin & Jenrette, Inc., which he joined in 1965. Mr. Castle is a director of UNC, Inc., Sealed Air Corporation, Commemorative Brands, Inc., and Morton's Restaurant Group, Inc. He is a trustee of the New York Medical College (for 11 years he was Chairman of the Board), a member of The New York and Presbyterian Hospitals, Inc.'s Board of Trustees, a member of the Board of the Whitehead Institute for Biomedical Research, a member of the Corporation of the Massachusetts Institute of Technology and has served as a director of The Equitable Life Assurance Society of the United States.

     David B. Pittaway. Mr. Pittaway has been a Managing Director/Director of Statia since September 1996. Mr. Pittaway has been Vice President and Secretary of Castle Harlan, Inc. a private merchant bank in New York City, since February 1987 and Managing Director since February 1992. Mr. Pittaway is an executive officer of Castle Harlan Partners II, G.P. Inc., the general partner of the general partner of Castle Harlan Partners II, L.P., the Company's controlling shareholder. Mr. Pittaway has been Vice President and Secretary of Branford Castle, Inc., an investment company, since October 1986; Vice President, Chief Financial Officer and a director of Branford Chain, Inc., a marine wholesale company, since June 1987; and a director of Morton's Restaurant Group, Inc. (formerly known as Quantum Restaurant Group, Inc.), a public restaurant company, and Commemorative Brands, Inc. Prior to 1987, Mr. Pittaway was Vice President of Strategic Planning and Assistant to the President of Donaldson Lufkin & Jenrette, Inc.

     Justin B. Wender. Mr. Wender has been a Managing Director/Director of

Statia since September 1996. Since 1993, he has been employed by Castle Harlan, Inc. He currently serves as Vice President. From 1991 to 1993, Mr. Wender worked in the Investment Banking Group of Merrill Lynch & Co. He is a board member of MAG Aerospace Industries, Inc. and US Synthetic Corporation.

     James F. Brenner. Mr. Brenner joined STI in December 1992 as its Controller, and was promoted to his present position in July, 1993. Immediately prior to joining STI, he served three years as Vice President, Finance and Chief Financial Officer of Margo Nursery Farms, Inc. a publicly traded agribusiness firm with European and Latin American operations. From 1986 to 1990, Mr. Brenner was Treasurer of Latin American Agribusiness Development Corp., a company providing debt and equity financing to agribusinesses throughout Latin America. His duties included serving as Managing Director for several of its corporate investments. From 1981 to 1986, Mr. Brenner held various positions with the international accounting firm of Price Waterhouse LLP. Mr. Brenner is a licensed Certified Public Accountant in Florida. He holds an M.S. degree in Accounting.

     Jack R. Pine. Mr. Pine has been involved with the legal affairs of the Company and its affiliates since their inception and was formally transferred to STI from CBI Industries, Inc. on May 1, 1996. He has over 26 years of combined experience with Liquid Carbonic Industries Corporation and CBI. Mr. Pine joined the legal staff of CBI in 1974 as Assistant Counsel and was appointed Associate General Counsel in 1984. Prior to joining CBI, Mr. Pine was engaged in the private practice of law. Mr. Pine holds a B.S. degree in Physics and a J.D. degree.

     Paul R. Crissman. Mr. Crissman joined STNV in 1984 and has held safety, environmental, and operational management positions at the Company's terminal facilities. Mr. Crissman became Terminal Manager of Statia Canada's facility near Port Hawkesbury, Nova Scotia, in 1992. Prior to joining STNV, Mr. Crissman was employed for approximately four years in various positions with Paktank, a terminalling company with a facility in the Houston, Texas, area. In December, 1996, Mr. Crissman was appointed to his present positions as a Director and President of Statia Canada and as a Managing Director of STNV.

     Clarence W. Brown. Mr. Brown joined STNV in 1993 as Administrative Manager and was appointed Terminal Manager of STNV's facility at St. Eustatius, Netherlands Antilles, in early 1996. In December, 1996, Mr. Brown was elected to his present positions as a Director of Statia Canada and a Managing Director of STNV. Prior to joining STNV, he held various management positions at the Amerada Hess Corporation facility on St. Lucia, including General Manager of the facility, and has more than 16 years of experience in the marine terminal industry. Mr. Brown holds a B.S. degree in Accounting.

     Thomas M. Thompson, Jr. Mr. Thompson has been with STI since 1985 when he joined as Vice President, Sales & Marketing. He has also held the position of Senior Vice President with full responsibility for the Company's Houston, Texas, sales and operations; and President of JASTATIA, Inc., a marine vessel operating joint venture between the Company and Jahre Ship Services A/S. Mr. Thompson became Executive Vice President in June, 1994. His prior experience in the petroleum and chemical industry dates back to 1968 when he joined GATX Corporation as a Sales Representative. He subsequently worked as both a sales manager and General Manager with Pakhoed USA, Inc. Mr. Thompson holds a B.A. degree in Economics.

     Robert R. Russo. Mr. Russo joined STI in 1990 as its Manager, Sales. Since then he has held the positions of Vice President, Sales and his present position. His prior experience in the petroleum industry dates back to 1979 when he joined Belcher Oil Co. Inc., a subsidiary of The Coastal Corporation. Mr. Russo was Coastal's Vice President, Heavy Products Trading from 1987 until his departure to join the Company in 1990. He holds a B.S. degree in Geology and an M.B.A.

     John D. Franklin. Mr. Franklin joined STI in March, 1992 as its Manager, Marine Sales. Immediately prior to joining STI he was employed for 14 years with The Coastal Corporation, and its one time subsidiary, Belcher Oil Co. Inc. His duties with Coastal included division management of the company's marine sales; Manager, Direct Accounts, National; Terminal Manager at Coastal's New Orleans facility; and extensive experience in marketing, terminal operations, and technical sales support. He holds a B.A. degree in Political Science.

                         Item 11. Executive Compensation

     The following table sets forth information concerning the compensation paid or accrued for the three years ended December 31, 1996 for the Chief Executive Officer and each of the four most highly compensated executive officers of the Company.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       and
                      STATIA TERMINALS CANADA, INCORPORATED

                                                                                               Long Term Compensation Awards
                                                                                        --------------------------------------------
                                                                                                         Securities
                                                         Annual Compensation             Restricted      Underlying       All Other
                                                    ----------------------------        Stock Awards    Options SARs   Compensations
Name and Principal Position (1)        Year           Salary           Bonus (2)         $ (3) (4)      (#Shares)(5)       ($)(6)
-------------------------------        ----           ------           ---------         ---------      ------------       ------
James G. Cameron                       1996         $ 215,000           $    --           $    --              --        $ 73,861
                                       1995           200,000            20,000            83,520          13,000         103,375
                                       1994           185,000            90,781            28,700          10,000          94,979

Thomas M. Thompson, Jr.                1996           169,260                --                --              --           8,867
                                       1995           161,200            20,150            37,584           5,200          70,408
                                       1994           149,345            37,820            12,915           4,500          30,866

Robert R. Russo                        1996           150,936                --                --              --           8,971
                                       1995           143,749            17,500            37,584           5,200          33,133
                                       1994           125,004            30,500            12,915           4,500          24,478

Jack R. Pine                           1996           115,190            11,500                --              --           1,555
                                       1995           111,080            21,144            23,653              --          23,032
                                       1994           108,440             5,000             9,609              --          18,449

John D. Franklin                       1996            94,967                --                --              --           4,053
                                       1995            88,441             4,500            14,159              --           7,091
                                       1994            75,466             9,056             4,305              --             149

(1) James G. Cameron became President and Chairman of the Board of Statia Terminals, Inc. on July 27, 1993; he became Managing Director of Statia Terminals International N.V. on November 12, 1996 and Director of Statia Terminals Canada, Incorporated on December 23, 1996. Mr. Cameron has held various positions with the Statia Terminals group of companies since 1982. Thomas M. Thompson, Jr. joined the Company in 1985 and became Executive Vice President and Director of Statia Terminals, Inc. on May 6, 1996. Robert R. Russo joined the Company in 1990 and became Senior Vice President of Statia Terminals, Inc. on May 6, 1996. Jack R. Pine became Senior Vice President, General Counsel and Secretary of Statia Terminals, Inc. on May 6, 1996; he became Secretary of Statia Terminals International N.V. and of Statia Terminals Canada, Incorporated on December 23, 1996. Mr. Pine joined the Company in 1996 after holding various positions with CBI since 1974. Mr. Franklin joined the Company in 1992 and became Vice President - Marine Fuel Sales on May 6, 1996.


(2) This column contains the amounts that were earned in the stated year and paid in the following year pursuant to annual incentive bonus opportunities. Mr. Cameron received his 1995 bonus at the end of 1995.

(3) Amounts earned in 1994 and 1995 were pursuant to the CBI 1994 Restricted Stock Award Plan of which 50% of the target restricted stock shares were awarded and subsequently adjusted pursuant to the achievement of performance based targets measured at the end of each respective year. The remaining restricted stock was to be earned in the subsequent two years (25% of the initial award each year).

     Restrictions on these shares were scheduled to expire January 1, 1999 or 2000, or with a change in control (such change in control took place in December 1995). On January 12, 1996, restrictions lapsed on all shares of restricted stock previously awarded and the shares were subsequently redeemed for cash.

(4) Restricted shares earned for 1994 represent 50% of the 1994 target share award adjusted for achievement of the CBI performance target for that year. Shares earned for 1995 represent 50% of the 1995 target share award plus 25% of the 1994 award both adjusted for achievement of the 1995 CBI performance target. Restricted shares earned were valued at the closing price on the date of grant ($25.625 for 1994 and $32.625 for 1995). Participants received dividends on the restricted stock reported in this column. The number and value of the aggregate restricted stock holdings (including shares awarded in previous years and shares whose restrictions lapsed as a result of the change in control or otherwise) on January 12, 1996 for each named executive officer are: James G. Cameron 8,770 shares, $289,410; Thomas M. Thompson, Jr. 3,479 shares, $114,807; Robert R. Russo 2,504 shares, $82,632; Jack R. Pine 5,305 shares, $175,065; and John D.
     Franklin 660 shares, $21,780. These shares were paid out in the first quarter of 1996 at the redemption value of $33.00 per share (the Praxair purchase price per share of CBI common stock). The table does not include restricted stock of STNV awarded immediately prior to, and in conjunction with, the CHPII Acquisition and subsequently exchanged for restricted units of preferred and common stock of the Parent. In addition, loans to executive officers by Parent secured by restricted units of preferred and common stock of Parent are excluded. (See Restricted Stock Awards below.)

(5) Represents options to purchase CBI common stock awarded under the CBI Stock Option Plan. Such options were purchased from Messrs. Cameron, Thompson and Russo in the first quarter of 1996 in connection with the purchase of CBI by Praxair for a net price of approximately $166,250 to Mr. Cameron; $57,788 to Mr. Thompson; and $57,788 to Mr. Russo.

(6) The compensation reported for 1996 represents: (a) the dollar value of split dollar life insurance benefits paid by the Company, (b) cost associated with a Company provided vehicle, and (c) other benefits. These three benefits expressed in the same order as listed in the preceding sentence, amounted to $50,789, $8,075, and $15,003 for Mr. Cameron; $0, $7,256 and $1,611 for Mr. Thompson; $0, $8,509 and $462 for Mr. Russo; $0,
     $0 and $1555 for Mr. Pine; and $0, $3,762 and $291 for Mr. Franklin.

Restricted Stock Awards

     Upon the Company's divestiture, Praxair awarded an aggregate of $3.0 million in STNV restricted preferred stock to James G. Cameron, Thomas M. Thompson, Jr., Robert R. Russo, Jack R. Pine and John D. Franklin and another officer of the Company (each hereinafter a "recipient"), subject to a specified restriction period which commenced on the date of the award, and other conditions set forth in the restricted stock award agreement between STNV and the recipient of such stock. Each such recipient has surrendered and in consideration for such surrender received a unit consisting of shares of Parent common stock and Series E Preferred Stock for each of his shares of such STNV preferred stock, with an aggregate value equal to the share of STNV preferred stock surrendered therefor, and subject to substantially similar restrictions and conditions, which have been set forth in a restricted unit award agreement between the Parent and such recipient. Prior to the expiration of the restriction period, recipients may not sell, transfer, pledge, assign, encumber or otherwise dispose of their units; however, during the restriction period, the recipient of a unit shall have all voting and dividend rights, if any, with respect to the stock comprising such restricted unit. In general, the restriction period shall lapse on the earliest of November 27, 1998 or the recipient's death, disability or retirement (after attaining both a specified period of time of continuous service with the Company and a specified age), or a "change in control" (as defined in the award agreement; for purposes of this paragraph, a "change in control") of the Parent or the Company. A recipient's restricted units shall generally be forfeited upon the recipient's termination of employment with the Company for any reason other than his death, disability, or retirement or under certain other circumstances, subject to the Parent's discretion to waive all or part of such forfeiture or permit another recipient to purchase all or a portion of the terminating recipient's units at their then-current fair market value (which transferred units shall thereafter be subject to the restrictions and conditions set forth in the transferee's restricted unit award agreement). Upon expiration or lapse of the restriction period, shares of Parent stock represented by the unit will be delivered to the recipient free of the above-mentioned restrictions. At any time within a specified period of time following the award of restricted units to a recipient, the recipient may instruct the Parent to defer irrevocably delivery of all or a portion of the shares of stock comprising such unit, in accordance with his restricted unit award agreement. Upon such an election, the recipient shall have a right to receive the stock with respect to which such election is made (together with dividend equivalents thereon), following expiration of the restriction period, upon the earlier to occur of termination, if applicable, of his employment with the Company and a change in control.


     On November 27, 1997, Messrs. Cameron, Thompson, Russo, Pine, Franklin, and certain other officers and managers of the Company were granted non-recourse loans by the Parent aggregating $1.5 million and secured by pledges of restricted stock with terms substantially similar to those described in the preceding paragraph. The loans bear interest at 6.49% annually and are due on the earlier of (i) November 26, 2003 and (ii) a "change in control" (as defined in the loan agreement).

Employment Agreements

     The Parent and STI have entered into employment agreements with James G. Cameron, Thomas M. Thompson, Jr., Robert R. Russo, Jack R. Pine and John D. Franklin and another officer of the Company. These agreements provide for an annual base salary which is subject to review at least annually by the Board of Directors or a committee thereof. Messrs. Cameron, Thompson, Russo, Pine and Franklin are entitled to an annual base salary for 1997 of $250,000, $210,000, $180,000, $130,000 and $130,000, respectively. These agreements also provide for an annual cash incentive bonus to be awarded based on the difference between a target EBITDA and actual EBITDA. The employment agreements with Messrs. Cameron, Thompson and Russo continue until December 31, 2001 and are renewable for successive three-year periods thereafter. The employment agreements with Messrs. Pine and Franklin continue until December 31, 1999 and are renewable for successive two-year periods thereafter. Additional benefits include participation in an executive life insurance plan as well as various employee benefit plans. In the event that Statia Terminals, Inc. terminates any such employment agreement without substantial cause or the employee terminates for good reason (as such terms are defined in each such employment agreement), the employee shall be entitled to his current medical and dental benefits and his current compensation for the greater of twelve months and the remaining portion of the term of such employment agreement payable in monthly installments for such period plus a pro rated portion of such employee's bonus compensation for the year of termination only payable as and when ordinarily determined for such year.

                           Item 12. Security Ownership

     All of the common stock of Statia Canada is indirectly owned by Statia, and all of the common stock of Statia is owned by the Parent. The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Parent as of May 13, 1997 by (i) each person known to the Company to be a beneficial owner of more than 5% of the outstanding shares of such common stock, (ii) each managing director/director and executive officer of the Company, and (iii) all managing directors/directors and executive officers of the Company as a group. The address of each owner is the principal office of the Company unless otherwise indicated.

Managing Directors/Directors, Executive Officers                                                        Number of
and 5% Beneficial Owners                                                                                 Shares          Percentage
------------------------                                                                                 ------          ----------
James G. Cameron .................................................................................        1,179             2.9%
Thomas M. Thompson, Jr ...........................................................................          900             2.2%
Robert R. Russo ..................................................................................          808             2.0%
Jack R. Pine .....................................................................................          451             1.1%
John D. Franklin .................................................................................          353              .9%
John K. Castle(1) ................................................................................       35,000            85.4%
    c/o Castle Harlan, Inc.
    150 East 58th Street
    New York, NY 10155
David B. Pittaway ................................................................................          200              .5%
Justin B Wender ..................................................................................           10             .02%
All Officers and Directors (1) ...................................................................       39,000            95.1%
Castle Harlan Partners II L.P., affiliates and Castle Harlan employees (1)  ......................       35,000            85.4%
    c/o Castle Harlan, Inc.
    150 East 58th Street
    New York, NY 10155

---------------
(1) John K. Castle is the controlling shareholder of the general partner of the general partner of CHPII and may therefore be deemed to be the beneficial owner of shares beneficially owned by CHPII, its affiliates and Castle Harlan employees. Mr. Castle disclaims beneficial ownership of the shares owned by CHPII, its affiliates and Castle Harlan employees other than such shares that represent his pro rata partnership interests in CHPII and its affiliates.

             Item 13. Certain Relationships and Related Transactions

     As part of the CHPII Acquisition, the Parent entered into a management agreement with Castle Harlan providing for the payment to Castle Harlan, subject to certain conditions, of an annual management fee of $1,350,000 plus expenses for investment banking, advisory and strategic planning services. In the event the net proceeds from the sale of the Brownsville facility and a certain asset of the Parent exceed a specified threshold, Castle Harlan may be entitled to an additional payment of up to $1 million. Under the Indenture relating to the Notes, dividends from the Company to the Parent permitting the Parent to pay Castle Harlan's annual management fee and a dividend of the net proceeds of the sale of the Brownsville facility are excepted from the limitation on Restricted Payments so long as no Default or Event of Default exists. On January 2, 1997, the Company declared and subsequently paid a dividend of $1,350,000 on its common stock to the Parent to enable Parent to pay management fees to Castle Harlan, Inc. See Note 11 to the Consolidated Financial Statements of Statia Terminals International N.V. for information on preferred and common dividends paid prior to the CHPII Acquisition.


     Pursuant to an agreement between CHPII and a consultant retained for assistance with the structuring of the CHPII Acquisition, the consultant received from the Company upon completion of the CHPII Acquisition an advisory fee (payable to the consultant who in turn paid a portion of such fee to certain entities/persons which provided services to the consultant) of $2,500,000 in cash and 1,500 shares of Series E Preferred Stock and 1,500 shares of common stock of the Parent. The consultant is also a party to an agreement with Statia Terminals N.V. dated as of January 1, 1993 pursuant to which the consultant renders certain advisory and consulting services to the Company and is compensated therefor.

     The stockholders of the Parent have entered into a stockholders' agreement which governs certain relationships among, and contains certain rights and obligations of, the stockholders of the Parent. The stockholders' agreement, among other things, (i) limits the ability of the stockholders to transfer their shares in the Parent except in certain permitted transfers as defined therein; (ii) provides for a right of first refusal; (iii) provides for certain tag-along obligations and certain bring-along rights; (iv) provides for put and call rights relating to stock held by certain management stockholders; (v) provides for certain registration rights; and (vi) provides for certain pre-emptive rights.

     The stockholders' agreement provides that the parties thereto must vote their shares to elect a Board of Managing Directors of the Parent who will be nominated by CHPII and one of whom will be nominated by the management stockholders.

     Pursuant to the stockholders' agreement, the stockholders granted each other "tag-along" rights under which all stockholders have the option of participating in certain sales of common stock and Series E Preferred Stock by a selling stockholder (other than sales to affiliates of each stockholder and distributions by CHPII to its partners) at the same price and other terms as the selling stockholder. In addition, all stockholders have granted to the majority holders the right, in certain circumstances, to sell their common stock and Series E Preferred Stock in a sale of all common stock and Series E Preferred Stock to a third party. Any such sale shall be in an arms' length transaction with an unaffiliated bona fide third party purchaser in which all consideration payable to holders of common stock and Series E Preferred Stock will be distributed pro rata on the basis of each holder's stock ownership.

     Pursuant to the stockholders' agreement, the holders of the shares are entitled to certain rights with respect to registration under the Securities Act of certain shares held by them including, in the case of CHPII, certain demand registration rights. The stockholders' agreement also provides for certain preemptive rights as well as certain put and call rights. Subject to certain conditions, the preemptive rights grant the right to purchase shares in a share issuance of the Parent and the put and call rights will enable certain management stockholders in certain circumstances following termination of their employment and subject to certain limitations to cause the Parent to purchase their shares at a certain price or for the Company to require management stockholders to sell their shares to the Company in certain circumstances following termination of their employment. Under the Indenture relating to the Notes, dividends from the Company to the Parent to permit the Parent to pay the purchase price of shares purchased from management stockholders are excepted from the limitation on Restricted Payments up to a specified amount so long as no Default or Event of Default exists.

     The stockholders' agreement provides that it shall terminate upon certain events, including sale of the Parent pursuant to the "bring-along" rights as described above. If not terminated earlier, the stockholders' agreement shall terminate on its tenth anniversary. Unless the stockholders' agreement has been terminated, any transferee of common stock or Series E Preferred Stock shall be bound by its terms and shall become a party thereto.

     In addition to the foregoing, the Parent and the stockholders of the Parent have entered into certain preferred stock agreements which govern certain relationships among, and contain certain rights and obligations of stockholders of the Parent as well as certain obligations of the Parent and certain remedies related thereto. The Preferred Stock Agreements, among other things, (i) limit the rights of certain stockholders to receive dividends; (ii) limit the stated capital of the Parent; (iii) limit the business, assets and liabilities of the Parent; (iv) limit the Parent's ability to merge, consolidate or transfer all or substantially all of its assets; (v) limit certain restricted payments of the Parent; (vi) limit, under certain circumstances, the right of Castle Harlan to receive its management fee in cash; (vii) limit transactions with affiliates;
(viii) limit the right of the Parent to issue certain equity securities; (ix) limit the right of the Parent and the Company to take certain actions which affect the ability of the Parent to redeem, repurchase or make payments with respect to the Parent preferred stock; (x) limit the right of the Company to amend or modify the Indenture (other than an amendment or modification that can be effected without the consent of the Holders of the Notes) and certain other documents; (xi) limit, under certain circumstances, the ability of the Parent to purchase, redeem, defease or retire the Notes; (xii) require the Parent to take reasonable efforts to redeem the Series B Preferred Stock; (xiii) require the Parent to provide certain information to the holders of the preferred stock; and
(xiv) limit certain modifications of the Preferred Stock Agreements.

                                    PART IV.

    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a.) 1.   Financial Statements Index

          The following consolidated financial statements of Statia Terminals International N.V. and its Subsidiaries are filed in response to Item 8 of this 1996 Annual Report on Form 10-K.:

     Statia Terminals International N.V. (and its Predecessor Statia
     Terminals, Inc.)
          Report of Independent Public Accountants
          Consolidated Balance Sheets
               as of December 31, 1995 (Predecessor - Pre-Praxair Acquisition) as of December 31, 1996
          Consolidated Statements of Income and Retained Earnings
               for the years ended December 31, 1994 and 1995 (Predecessor -Pre-
                 Praxair Acquisition)
               for the period January 1, 1996 through November 27, 1996
                 (Predecessor - Post-Praxair Acquisition)
               for the period November 27, 1996 through December 31, 1996 Consolidated Statements of Cash Flows
               for the years ended December 31, 1994 and 1995 (Predecessor -
                 Pre-Praxair Acquisition)
               for the period January 1, 1996 through November 27, 1996
                 (Predecessor Post-Praxair Acquisition)
               for the period November 27, 1996 through December 31, 1996
          Notes to the Consolidated Financial Statements

     Statia Terminals Canada, Incorporated (and its Predecessor
     Statia Terminals Point Tupper, Inc.)
          Report of Independent Accountants
          Consolidated Balance Sheets
               as of December 31, 1995 (Predecessor - Pre-Praxair Acquisition) as of December 31, 1996
          Consolidated Statements of Income and Retained Earnings
               for the years ended December 31, 1994 and 1995 (Predecessor -
                 Pre-Praxair Acquisition)
               for the period January 1, 1996 through November 27, 1996
                 (Predecessor - Post-Praxair Acquisition)
               for the period November 27, 1996 through December 31, 1996 Consolidated Statements of Cash Flows
               for the years ended December 31, 1994 and 1995 (Predecessor -
                 Pre-Praxair Acquisition)
               for the period January 1, 1996 through November 27, 1996
                 (Predecessor - Post-Praxair Acquisition)
               for the period November 27, 1996 through December 31, 1996
                 Notes to the Consolidated Financial Statements

     Statia Terminals N.V.
          Report of Independent Public Accountants
          Consolidated Balance Sheets
               as of December 31, 1995 (Predecessor - Pre-Praxair Acquisition) as of December 31, 1996
          Consolidated Statements of Income and Retained Earnings
               for the years ended December 31, 1994 and 1995 (Predecessor -
                 Pre-Praxair Acquisition)
               for the period January 1, 1996 through November 27, 1996
                 (Predecessor - Post-Praxair Acquisition
               for the period November 27, 1996 through December 31, 1996 Consolidated Statements of Cash Flows
               for the years ended December 31, 1994 and 1995 (Predecessor -
                 Pre-Praxair Acquisition)
               for the period January 1, 1996 through November 27, 1996
                 (Predecessor - Post-Praxair Acquisition)
               for the period November 27, 1996 through December 31, 1996
                 Post-Praxair Acquisition)
               for the period November 27, 1996 through December 31, 1996
                 Notes to the Consolidated Financial Statements

     2.   Financial Statement Schedules

          See Notes 12 and 17 to the Consolidated Financial Statements of Statia and the related Report of Independent Accountants attached thereto for required financial statement schedules.

     3.   Exhibits Index

          See the Exhibits Index on pages E-1 and E-2 following the signature pages.

                       Statia Terminals International N.V.
                                and Subsidiaries

                        Consolidated Financial Statements
                             as of December 31, 1996
                         Together With Auditor's Report

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Managing Directors of
Statia Terminals International N.V. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of STATIA TERMINALS INTERNATIONAL N.V. (a Netherlands Antilles corporation) AND SUBSIDIARIES as of December 31, 1996, and the related consolidated statements of income and retained earnings (deficit) and cash flows for the period from inception through December 31, 1996. We have also audited the accompanying, combined balance sheet of Statia Terminals, Inc. and subsidiaries and affiliates (the "Predecessor") as of December 31, 1995, and the related combined statements of income and retained earnings and cash flows of the Predecessor from January 1, 1996 through November 27, 1996, and for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statia Terminals International N.V. and Subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for the period from inception through December 31, 1996, and the combined financial position of the Predecessor as of December 31, 1995, and the results of its operations and its cash flows from January 1, 1996 through November 27, 1996, and for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP





Chicago, Illinois
March 19, 1997

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

       The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1)

                                                                    December 31
                                                            --------------------------
                                                                 1995           1996
                                                            -------------     --------
                                                             Predecessor
                                                               Company
                                                            ------------
                                                             Pre-Praxair        The
                                ASSETS                       Acquisition      Company
---------------------------------------------------------   -------------     --------
CURRENT ASSETS:
    Cash and cash equivalents                                 $  1,469        $  9,264
    Accounts receivable-
       Trade, less allowance for doubtful accounts of $645 in
          1995 and $769 in 1996                                  9,675          12,165
       Other                                                     6,707           3,096
    Inventory                                                    1,886           4,969
    Prepaid expenses                                               163           1,036
    Assets held for sale                                          --            20,000
                                                              --------        --------
                     Total current assets                       19,900          50,530
PROPERTY AND EQUIPMENT, net                                    196,327         203,187

INTANGIBLE ASSETS, net                                           9,925            --

OTHER NONCURRENT ASSETS, net                                     4,131           6,438
                                                              --------        --------
                                                              $230,283        $260,155
                                                              ========        ========



   The accompanying notes are an integral part of these financial statements.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Continued)

                                                              December 31
                                                        -----------------------
                                                           1995          1996
                                                        -----------   ---------
                                                        Predecessor
                                                          Company
                                                        -----------
                                                        Pre-Praxair      The
                                                        Acquisition    Company
                                                        -----------   ---------
          LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                     $   6,073    $   9,926
    Accrued expenses                                         4,158       16,824
    Current portion of long-term debt                       14,800         --
    Payable to affiliates                                    1,276         --
                                                         ---------    ---------
                     Total current liabilities              26,307       26,750

LONG-TERM DEBT, net of current maturities                   51,600      135,000

ADVANCES FROM PARENT COMPANY                                42,786         --
                                                         ---------    ---------
                     Total liabilities                     120,693      161,750
                                                         ---------    ---------
STOCKHOLDERS' EQUITY SUBJECT TO REDUCTION                     --         20,000

STOCKHOLDERS' EQUITY:
    Preferred stock                                         18,589         --
    Common stock                                            19,425            6
    Additional paid-in capital                              36,566       78,494
    Retained earnings (deficit)                             35,010          (95)
                                                         ---------    ---------
                     Total stockholders' equity            109,590       78,405
                                                         ---------    ---------
                                                         $ 230,283    $ 260,155
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                             (Dollars in thousands)

     The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1).

                                                                                          Predecessor Company           The Company
                                                                                -------------------------------------  -------------
                                                                                       Pre-Praxair      Post-Praxair
                                                                                       Acquisition       Acquisition
                                                                                ----------------------  -------------
                                                                                       Year Ended                       Period from
                                                                                       December 31       Jan. 1, 1996    Inception
                                                                                ----------------------     through       through
                                                                                   1994         1995    Nov. 27, 1996  Dec. 31, 1996
                                                                                ---------    ---------  -------------  -------------
REVENUES                                                                        $ 132,666    $ 135,541    $ 140,998       $  14,956

COST OF SERVICES AND PRODUCTS SOLD                                                111,194      117,482      129,498          13,010
                                                                                ---------    ---------    ---------       ---------
                     Gross profit                                                  21,472       18,059       11,500           1,946

ADMINISTRATIVE EXPENSES                                                             5,339        6,900        8,251             413
                                                                                ---------    ---------    ---------       ---------
                     Income from operations                                        16,133       11,159        3,249           1,533

INTEREST EXPENSE                                                                    3,114        4,478        4,187           1,525

OTHER INCOME (EXPENSE)                                                              1,108         (298)        (323)             29
                                                                                ---------    ---------    ---------       ---------
                     Income (loss) before income taxes                             14,127        6,383       (1,261)             37

PROVISION FOR INCOME TAXES                                                          1,219          390          629             132
                                                                                ---------    ---------    ---------       ---------
                     Net income (loss)                                             12,908        5,993       (1,890)            (95)

PREFERRED STOCK DIVIDENDS                                                           1,964        1,424          792            --
                                                                                ---------    ---------    ---------       ---------
                     Net income (loss) available to common stockholders            10,944        4,569       (2,682)            (95)

RETAINED EARNINGS, beginning of period                                             39,537       30,441         --              --

COMMON STOCK DIVIDENDS                                                            (20,040)        --        (25,000)           --
                                                                                ---------    ---------    ---------       ---------
RETAINED EARNINGS (DEFICIT), end of period                                      $  30,441    $  35,010    $ (27,682)      $     (95)
                                                                                =========    =========    =========       =========


   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

     The financial statements of the Company and the Predecessor Company are not comparable in certain respects (See Note 1).

                                                                                          Predecessor Company           The Company
                                                                                -------------------------------------  -------------
                                                                                       Pre-Praxair      Post-Praxair
                                                                                       Acquisition       Acquisition
                                                                                ----------------------  -------------
                                                                                       Year Ended                       Period from
                                                                                       December 31       Jan. 1, 1996    Inception
                                                                                ----------------------     through       through
                                                                                   1994         1995    Nov. 27, 1996  Dec. 31, 1996
                                                                                ---------    ---------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                            $  12,908    $   5,993    $  (1,890)   $     (95)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities-
           Depreciation, amortization and non-cash charges                          10,680       12,118       12,296        1,011
           Provision for bad debts                                                     236          339          133         --
           Loss (gain) on disposition of property and equipment                        (34)          59          (68)        --
           (Increase) decrease in accounts receivable-trade                            129       (3,309)      (1,312)      (1,311)
           (Increase) decrease in other receivables                                 (2,316)      (2,676)       3,237       (1,530)
           (Increase) decrease in inventory                                          5,144       (3,094)      (5,033)       1,950
           (Increase) decrease in prepaid expense                                      306          (92)         (64)        --
           (Increase) decrease in intangible and other noncurrent assets              (965)       1,675          319         (801)
           (Increase) decrease in accounts payable                                    (485)        (678)       3,577          277
           Decrease in accrued expenses                                                (10)        (115)        (811)       2,724
           Increase (decrease) in payable to CBI affiliates                            113        1,256       (1,276)        --
                                                                                 ---------    ---------    ---------    ---------
                     Net cash provided by operating activities                      25,706       11,476        9,108        2,225
                                                                                 ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                        87          230          111         --
    Purchase of property, plant and equipment                                      (25,440)     (37,138)     (14,490)      (1,203)
    Buyout of First Salute Leasing, L.P. assets                                       --           --        (88,511)        --
    Acquisition of Statia Operations, net of $185 cash acquired                       --           --           --       (173,961)
    Transaction costs                                                                 --           --           --         (9,572)
    Accrued transaction costs and purchase price                                      --           --           --          7,703
                                                                                 ---------    ---------    ---------    ---------
                     Net cash used in investing activities                       $ (25,353)   $ (36,908)   $(102,890)   $(177,033)
                                                                                 ---------    ---------    ---------    ---------

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

     The financial statements of the Company and the Predecessor Company are not comparable in certain respects (See Note 1).

                                   (Continued)

                                                                                          Predecessor Company           The Company
                                                                                -------------------------------------  -------------
                                                                                       Pre-Praxair      Post-Praxair
                                                                                       Acquisition       Acquisition
                                                                                ----------------------  -------------
                                                                                       Year Ended                       Period from
                                                                                       December 31       Jan. 1, 1996    Inception
                                                                                ----------------------     through       through
                                                                                   1994         1995    Nov. 27, 1996  Dec. 31, 1996
                                                                                ---------    ---------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of preferred stock                                                      $   7,501    $    --      $    --      $    --
    Increase in advances from parent                                                 8,335       25,898      203,767         --
    Retirement of preferred stock                                                     --           --        (18,577)        --
    Bank borrowings                                                                 10,468        5,532       66,000         --
    Bank repayments                                                                 (6,144)      (3,600)    (132,400)        --
    Dividends paid to affiliates                                                   (21,839)      (1,353)     (25,792)        --
    Issuance of 11-3/4% first mortgage notes                                          --           --           --        135,000
    Issuance of common stock                                                          --           --           --         55,500
    Debt costs paid                                                                   --           --           --         (6,428)
                                                                                 ---------    ---------    ---------    ---------
                     Net cash provided by (used in) financing activities            (1,679)      26,477       92,998      184,072
                                                                                 ---------    ---------    ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (1,326)       1,045         (784)       9,264
CASH AND CASH EQUIVALENTS, beginning balance                                         1,750          424        1,469         --
                                                                                 ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, ending balance                                        $     424    $   1,469    $     685    $   9,264
                                                                                 =========    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                (Dollars in thousands, except share information)



1.   BASIS OF PRESENTATION

     The consolidated balance sheet as of December 31, 1996, and the consolidated statements of income and retained earnings and cash flows for the period from inception through December 31, 1996, include the accounts of Statia Terminals International N.V. and its wholly owned subsidiaries (the "Company"). The Company was formed during 1996 to acquire the capital stock of Statia Terminals, Inc. and its subsidiaries and affiliates (the "Predecessor Company") from Praxair, Inc. ("Praxair"). The combined balance sheet as of December 31, 1995, and the combined statements of income and retained earnings and cash flows from January 1, 1996, through November 27, 1996 ("the period ended November 27, 1996"), and for the years ended December 31, 1995 and 1994, include the accounts of the Predecessor Company.

     The Predecessor Company

     The Predecessor Company includes primarily the combination of the following commonly owned companies: Statia Terminals, Inc. (incorporated in Delaware); Statia Terminals N.V. (incorporated in the Netherlands Antilles); Statia Terminals Point Tupper, Inc. (incorporated in Nova Scotia, Canada); and Statia Terminals Southwest, Inc. (incorporated in Texas). Significant intercompany balances and transactions have been eliminated.

     Prior to January 12, 1996, the Predecessor Company was a wholly owned subsidiary of CBI Industries, Inc. ("CBI"). On January 12, 1996, pursuant to the Merger Agreement dated December 22, 1995 (the "Merger"), CBI became a wholly owned subsidiary of Praxair. This Merger transaction was reflected in the Predecessor Company's combined financial statements as a purchase effective January 1, 1996 (see Note 4). Accordingly, the historical financial information provided herein, for periods prior to January 1, 1996, ("Pre-Praxair Acquisition") will not be comparable to subsequent Predecessor Company financial information or financial information of the Company.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)

     The Company

     The Company includes the following primary entities (collectively, the "Statia Operations"): Statia Terminals International N.V. (incorporated in the Netherlands Antilles); Statia Terminals N.V. (incorporated in the Netherlands Antilles); Statia Terminals Canada, Incorporated (incorporated in Nova Scotia , Canada, and formerly Statia Terminals Point Tupper, Inc.); Statia Terminals Southwest, Inc. (incorporated in Texas) and Statia Terminals, Inc. (incorporated in Delaware). Significant intercompany balances and transactions have been eliminated.

     On November 27, 1996, the Company acquired from Praxair all of the outstanding capital stock of the Predecessor Company and certain of its subsidiaries and affiliates (the "Acquisition"). The Company is wholly owned by Statia Terminals Group N.V. (the "Parent") and was formed on September 4, 1996 by Castle Harlan Partners II, L.P., a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank, management and others. The adjusted purchase price paid to Praxair for the capital stock described above was $217,146. The Acquisition was paid, in part, by funds received by the Company from the issuance of $135,000 of 11-3/4% First Mortgage Notes (the "Notes") described in Note 9 and from the sale of the Company's stock. The Acquisition has been accounted for under the purchase method of accounting. The preliminary estimates of purchase price have been allocated to the assets and liabilities of the Company based on their fair values as of the date of the Acquisition.

     The Acquisition and the related application of purchase accounting (Note 5) resulted in changes to the capital structure of the Predecessor Company and the historical cost basis of various assets and liabilities. The effect of such changes significantly impairs comparability of the financial position and results of operations of the Company and the Predecessor Company between periods.


2.   NATURE OF THE BUSINESS

     The Company and the Predecessor Company own, lease and operate petroleum and other bulk liquid blending, transshipment and storage facilities located on the Island of St. Eustatius, Netherlands Antilles; near Port Hawkesbury, Nova Scotia, Canada; and in Brownsville, Texas. The Company's terminaling services are furnished to some of the world's largest producers of crude oil, integrated oil companies, oil refiners, traders and petrochemical companies. In addition, the Company and the Predecessor Company provide a variety of related terminal services including the supplying of bunker fuels for vessels, emergency and spill response, brokering of product trades and ship services. Statia Terminals, Inc. provides

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


     administrative services for its subsidiaries and affiliates from its office in Deerfield Beach, Florida.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

     These consolidated financial statements have been prepared in conformity with generally accepted accounting principles as promulgated in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Management is also required to make judgments regarding disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Revenue Recognition

     Revenues from storage and throughput operations are recognized ratably as the services are provided. Revenues and commissions from bunkering services, vessel services and product sales are recognized at the time of delivery of the service or product.

     Significant Customers

     The Company's revenues from a state-owned oil producer and a refiner constituted approximately 6.4% and 4.8% of the Predecessor's total 1995 revenues and approximately 7.9% and 4.7%, of the Predecessor's total revenues for the period ended November 27, 1996, and approximately 8.1% and 4.0% of the Company's total revenues for the period November 28, 1996 to December 31, 1996, respectively. In addition, approximately 10.1% of the Predecessor's revenue for each of the periods ended December 31, 1995, and November 27, 1996, and 10.2% of the Company's revenues for the period ended December 31, 1996, were derived from parties unaffiliated with such state-owned oil producer and refiner, but were generated by the movement of such products through the terminals. No other customer accounted for more than 5% of the Predecessor or the Company's 1995 or 1996 revenues directly or indirectly. Although the Company has long-standing relationships and long-term contracts with two customers, if such long-term contracts were not renewed at the end of their terms, 2000 and 1999, respectively, or if the Company otherwise lost any significant portion of its revenues from these customers, such loss could have a material adverse effect on the business and financial condition of the Company. The Company also has long-term contracts with certain other key customers and there can be no assurance that these contracts will be renewed at the end of their terms.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


     Foreign Currency Translation and Exchange

     The consolidated financial statements include the financial statements of foreign subsidiaries and affiliates translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Substantially all of the Company's and its Predecessor's transactions are denominated in U.S. dollars.

     Cash and Cash Equivalents

     The Predecessor Company--The Predecessor's excess cash was either swept by CBI/ Praxair to fund or cover current advances or invested in short-term, highly liquid investments with maturities of three months or less. Such short-term investments were carried at cost, which approximates market, and are classified as cash and cash equivalents.

     The Company--The Company's excess cash is invested in short-term, highly liquid investments with maturities of three months or less. Such short-term investments are carried at cost, which approximates market, and are classified as cash and cash equivalents.

     Financial Instruments


     The Company uses various methods and assumptions to estimate the fair value of each class of financial instrument. Due to their nature, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. Due to the recent issuance of the Notes, the carrying value approximates fair value. The Company's other financial instruments are not significant.

     Inventory

     Inventory of oil products is valued at the lower of weighted average cost or estimated market value.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets. Additions to property and equipment, replacements, betterments and major renewals are capitalized. Repair and maintenance expenditures which do not materially increase asset values or extend useful lives are expensed.

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


     to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company continually evaluates factors, events and circumstances which include, but are not limited to, its historical and projected operating performance, specific industry trends and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flows over the remaining lives of the long-lived assets in measuring their recoverability.


     Intangible Assets

     Intangible assets include goodwill, organizational costs and preoperating expenditures. The excess of cost over the fair value of tangible net assets acquired has been capitalized as goodwill and is being amortized on a straight-line basis over the periods of expected benefit, which do not exceed 40 years. Organizational costs and preoperating expenditures are amortized evenly over five-year periods. Amortization expense was $929 in 1994 and $1,540 in 1995 and $956 for the period ended November 27, 1996, related to these intangible assets. Accumulated amortization was $2,693 at December 31, 1995.

     Other Noncurrent Assets

     Other noncurrent assets consist primarily of deferred financing costs. The Company's costs related to establishing debt obligations are amortized ratably over the life of the underlying obligations. Amortization expense was $88 for the period from inception to December 31, 1996 ("the period ended December 31, 1996").

     Accrued Expenses

     Accrued expenses as of December 31, 1996, consist primarily of purchase price adjustments related to the Acquisition, environmental reserves and accrued interest in the amount of $5,146, $1,500 and $1,521, respectively.

     Income Taxes

     The Company and its Predecessor determine their tax provisions and deferred tax balances in compliance with SFAS No. 109, "Accounting for Income Taxes." Under this approach, the provision for income taxes represents income taxes paid or payable for the current year adjusted for the change in deferred taxes during the year. Deferred income taxes reflect the

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)

     net tax effects of temporary differences between the financial statement bases and the tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

     Other Income (Expense)

     Other income (expense) includes miscellaneous, nonoperating items. In 1994,

     other income (expense) included nonrecurring gains realized upon final settlements with insurance carriers and other parties, none of which were individually significant.


4.   PRAXAIR PURCHASE ACCOUNTING

     As discussed in Note 1, prior to January 12, 1996, the Predecessor Company was a wholly owned subsidiary of CBI. On January 12, 1996, pursuant to the Merger Agreement dated December 22, 1995, CBI became a wholly owned subsidiary of Praxair. This Merger transaction was reflected in the Predecessor Company's combined financial statements as a purchase effective January 1, 1996. The fair value assigned to the Predecessor Company as of the Merger date was $210 million, excluding bank borrowings, Praxair and CBI intercompany and advance accounts and the buyout of certain off-balance-sheet financing ("Merger Value").

     The allocation of the Merger Value to the assets and liabilities acquired, based on the estimated fair value assigned, is as follows:

             Merger value                          $ 210,000
             Less-
               Debt acquired                         (66,000)
               Intercompany/advance accounts         (44,000)
               Off balance sheet obligation          (89,000)
                                                   ---------
                                                   $  11,000
                                                   =========

             Allocation of merger value-
               Total current assets                $  17,000
               Property and equipment                111,000
               Other noncurrent assets                 4,000
               Liabilities assumed                  (121,000)
                                                   ---------
                                                   $  11,000
                                                   =========

     In addition, $10,000 of Praxair debt was pushed down to the Predecessor's books effective January 1, 1996. This debt was eliminated in connection with the Acquisition.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


5.   ACQUISITION

     As discussed in Note 1, on November 27, 1996, the Company acquired from Praxair all of the outstanding capital stock of the Predecessor Company. The Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price of $217,146 has been allocated on a preliminary basis to the assets and liabilities of the Company based on their respective fair values as of the date of the Acquisition. The preliminary estimates of fair value may be revised at a later date.

     The preliminary allocation of the total purchase price to the assets and liabilities acquired is as follows:

PURCHASE PRICE:
    Cash paid                                                         $ 174,146
    Stock issued                                                         43,000
    Commissions, fees and expenses                                       16,000
                                                                      ---------
                     Total purchase price                             $ 233,146
                                                                      =========

PRELIMINARY ALLOCATION OF PURCHASE PRICE:
       Current assets                                                 $  19,570
       Assets held for sale                                              20,000
       Property and equipment                                           202,907
       Other long-term assets                                             6,539
       Liabilities assumed                                              (15,870)
                                                                      ---------
                     Total purchase price                             $ 233,146
                                                                      =========


     Summarized below are the unaudited results of operations of the Company on a pro forma basis assuming the Acquisition and related financing transactions had occurred on January 1, 1995 and 1996. These results include certain adjustments, primarily for amortization, depreciation, interest and other expenses related to the Acquisition. The pro forma results below exclude revenues and net losses from the assets held for sale, the Brownsville Terminal and the M/V Megan D. Gambarella. These pro forma results are not necessarily indicative of what the results would have been had the transactions actually occurred on such dates.

                                  Year ended December 31
                                 -----------------------
                                   1995           1996
                                 --------       --------
Revenues                         $133,156       $153,768
Net income (loss)                   5,008         (3,548)

                       STATIA TERMINALS INTERNATIONAL N.V.

                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


6.   HURRICANE INSURANCE CLAIMS

     During the third and fourth quarters of 1995, the Predecessor Company's Caribbean location was adversely impacted by three hurricanes. Operations at the facility ceased for varying lengths of time from August 28, 1995, to October 3, 1995. Certain terminal assets sustained extensive damage and were repaired. A few marine items and shoreline installations were damaged or destroyed and replaced.

     The Predecessor Company and the Company have certain property and liability insurance policies with various insurance carriers. As of December 31, 1995, the Predecessor Company had incurred $8,121 of expenditures subject to hurricane insurance coverage and had received advances from its insurance carriers amounting to $3,110. The insurance claim receivable of $4,611 is included in other receivables as of December 31, 1995. The claims process related to the hurricane damages was settled in the third quarter of 1996 for $12,615. Through December 31, 1996, the Company expended $19,367 relating to hurricane repairs and betterments, of which $6,752 was capitalized as property and equipment.


7.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of December 31:

                                                      Predecessor Company
                                                   (Pre-Praxair Acquisition)        The Company
                                                   -------------------------  ------------------------
                                                                  Useful                     Useful
                                                     1995          Life          1996         Life
                                                   ---------    -----------   ---------   ------------
Land                                               $   1,314           --     $   1,314          --
Land improvements                                      2,260     5-20 years       8,134    5-20 years
Buildings and improvements                             3,971    20-40 years       2,360   20-40 years
Plant machinery and terminals                        251,119     4-40 years     189,371    4-40 years
Field and office equipment                             4,269     3-15 years       2,931    3-15 years
                                                   ---------                  ---------
           Total property and equipment, at cost     262,933                    204,110


Less- Accumulated depreciation                       (66,606)                      (923)
                                                   ---------                  ---------

           Property and equipment, net             $ 196,327                  $ 203,187
                                                   =========                  =========

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


     Effective January 1, 1995, the Predecessor Company extended the depreciable lives of certain marine installations and tanks from 15 and 20 years to 25 and 40 years, respectively. This change resulted in a corresponding reduction of depreciation expense of approximately $4,300 for 1995.

     During construction of their facilities, the Company and its Predecessor allocate interest to the cost of the constructed facility. Interest capitalized to constructed facilities amounted to $716 and $914 for 1994 and 1995, respectively, and $327 and $0 for the period ended November 27, 1996, and for the period ended December 31, 1996, respectively.

8.   ASSETS HELD FOR SALE

     Assets held for sale represent management's estimate of the proceeds from the anticipated sale of Statia Terminals Southwest, Inc. (the "Brownsville Terminal") and the M/V Megan D. Gambarella, a marine vessel. The Company has estimated the proceeds of these sales will aggregate $20,000 although the actual proceeds of such sales may not equal such estimates. The estimated fair value of these assets have been reclassified from plant and equipment to assets held for sale. These assets are still in operation, and the revenues and costs associated with operating the assets are included in the accompanying financial statements.

     Certain of the Parent's preferred stock agreements contain features which may require the Parent to cause the Company to dividend or otherwise remit the proceeds of these assets. Accordingly, $20,000 of the Company's common stock has been classified outside the equity section as stockholders' equity subject to reduction.

9.   DEBT

     The Predecessor Company

     At December 31, 1995, the Predecessor Company had $56,400 outstanding on a long-term debt agreement secured by property and equipment at the Company's Point Tupper, Canada, facility of which $4,800 was currently payable. A guarantee was provided by CBI. This obligation bore interest at one-, two-, three- or six-month U.S. prime rates, London Interbank Offer Rates (LIBOR) or Canadian bankers acceptance rates, plus 75 basis points, at the option of the Predecessor Company. The weighted average interest rate for 1995 was 6.7% and 5.8% for the period ended November 27, 1996. This debt guarantee was assumed by Praxair subsequent to the Merger and paid in full by Praxair just prior to the Acquisition.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


     The Predecessor Company had three short-term and unsecured revolving credit lines aggregating $12,500 used to cover working capital needs and letters of credit, of which $10,000 was outstanding at December 31, 1995. These credit lines, guaranteed by CBI, bore interest quarterly at one-, two- or three-month LIBOR plus 50 basis points, 6.3% at December 31, 1995. Subsequent to the Merger, Praxair assumed the guarantee for the credit lines and just prior to the Acquisition, paid and terminated these credit lines.

     In 1993, the Predecessor Company entered into an interest rate swap agreement, guaranteed by CBI, based on a notional amount of $20,000 whereby the Predecessor Company made semiannual interest payments at an annual rate of 5.91% through October 21, 1996, in exchange for the right to receive interest payments at floating rates (5.8750% at December 31, 1995) semiannually through October 21, 1996. The swap agreement was extendible for two additional years at the option of the Predecessor Company. The interest rate swap agreement was intended to qualify as a hedge against variable debt borrowings. The fair market value of the interest rate swap and related option agreement was $1 as of December 31, 1995, which was estimated based upon the net amount that would be paid to terminate the agreement, utilizing quoted prices for comparable contracts and discounted cash flows. Subsequent to the Merger, Praxair assumed the interest rate swap agreement.

     Cash payments for interest to third parties were $2,951, $4,494 and $4,455 for 1994, 1995 and the period ended November 27, 1996, respectively.

     The Company

     The 11-3/4% First Mortgage Notes due 2003 were issued by the Company and one of its subsidiaries (the "Issuers") on November 27, 1996, in connection with the Acquisition and pay interest on May 15 and November 15 of each year, commencing May 15, 1997. The Notes are redeemable, in whole or in part, at the option of the Issuers at any time on or after November 15,

     2000, at the following redemption prices (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated:

                            Year            Optional Redemption Price
                            ----            -------------------------
                            2000                    105.875%
                            2001                    102.938%
                            2002                    100.000%

     Notwithstanding the foregoing, at any time on or prior to November 15, 1999, the Issuers may redeem up to 35% aggregate principal amount of the Notes with the proceeds of one or more equity offerings (as defined in the indenture) at a redemption price equal to 111.75% of the

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)

     principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, provided that after giving effect to such redemption, at least 65% aggregate principal amount of the Notes remain outstanding.

     The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of the Company other than Statia Terminals Canada, Incorporated, which is a co-obligor on the Notes (see Note 17). The Notes are also subject to certain financial covenants as set forth in the indenture, the most restrictive of which requires that the Company meet a consolidated fixed charge ratio of 2:1, which, if met, will permit the Company to make additional borrowings over and above the Company's revolving credit facility discussed below.

     The Notes place certain restrictions on the Company to pay dividends to its Parent, other than distributions from the proceeds of assets held for sale as discussed in Note 8 above. Except with the occurrence of an event of default, subsidiaries of the Company have no restrictions upon transfers of funds in the form of dividends, loans or cash advances.

     As of December 31, 1996, the Company had no principal payments maturing within the next five years under the Notes. Principal outstanding under the Notes is due in full on November 15, 2003.

     The Company has a revolving credit facility (the "Credit Facility") which allows the Company to borrow up to $17,500 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of three eighths percent (0.375%) per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5% (8.75% at December 31, 1996). The Credit Facility constitutes senior indebtedness of the Company and is secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial covenants. The Credit Facility does not restrict the Company's subsidiaries from transferring funds to the Company in the form of dividends, loans, or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to the Company. The Credit Facility expires on November 27, 1999. At December 31, 1996, the Company has $11,900 available for borrowing under the Credit Facility as limited by the borrowing base computation and had no outstanding balance.

     Cash payments for interest for the period ended December 31, 1996 was $0.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


10.  LEASES

     The Company and the Predecessor Company rent certain facilities, land and marine equipment under cancelable and noncancelable operating leases. Rent expense on operating leases was $3,435 in 1994, $13,760 in 1995 (of which $8,823 including $3,082 for recognition of lease residual value guarantee, relates to the lease described below), $13,854 for the period ended November 27, 1996 (of which $9,870 including $4,270 for recognition of lease residual value guarantee, relates to the lease described below), and $491 for the period ended December 31, 1996. Future rental commitments during the years ending 1997 through 2001 are $3,932, $2,033, $910, $263 and $271, respectively.


     The Predecessor Company

     On November 17, 1993, Statia Terminals N.V. and a subsidiary entered into an agreement with a third-party financier (First Salute Leasing, L.P.) pursuant to which a portion of its land on St Eustatius was leased to this third party for the purpose of construction and operation of five million barrels of crude oil storage tanks and a single point mooring system.

     Statia Terminals N.V. acted as agent for the third party with regard to the construction of the facilities. Statia Terminals N.V. leased the facility from the third party for a minimum period of five years beginning February 1, 1995. The aggregate construction cost incurred for these leased assets totaled $88,513. The facility became operational in the first quarter of 1995 and the applicable portion of the required rentals are included in rent expense above. At the completion of the initial five year term, Statia Terminals N.V. had the option to extend the lease, purchase the facility from the lessor, or arrange for the leased properties to be sold to a third party. In the event of purchase or sale of these properties, Statia Terminals N.V. is obligated to the lessor for any shortfall between the purchase or sales price and the lease residual value guarantee. At December 31, 1995, the maximum amount of the residual value guarantee related to assets under this lease totaled $78,777. In connection with the Acquisition, Praxair terminated the above First Salute Leasing, L.P. off-balance-sheet financing arrangement and paid in full all obligations related to this lease, just prior to the Acquisition.


11.  SHAREHOLDERS' EQUITY

     The Predecessor Company

     On January 18, 1991, Statia Terminals N.V. issued 12,000 shares of preferred stock with a par value of $1.00 per share to an affiliate of CBI in consideration for an investment of $12,000. Each share of this preferred stock entitled the holder to one vote on matters put forth for shareholder approval. Preferred share dividends were not recorded until declared by Statia
                                     F-19

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)

     Terminals N.V. The preferred shares were noncumulative and nonparticipating and dividends were paid at a rate of 8% per annum when declared. Preferred shareholders had preference upon liquidation over common shareholders.

     On January 10, 1996, Statia Terminals N.V. declared dividends of $25,000, payable on January 11, 1996, to shareholders of record on January 10, 1996. All dividends were paid to affiliates of CBI.

     On October 22, 1993, and March 15, 1994, Statia Terminals Point Tupper, Inc. issued 14,689 shares and 10,311 shares, respectively, of first preferred stock to a Canadian affiliate of CBI in exchange for an aggregate contribution of Cdn $25,000 (U.S.$18,577). The first preferred stock is nonvoting, cumulative and redeemable at the option of either the issuer or the holder. The preferred dividends were accrued and paid quarterly at a rate of .25% above the preferred shareholder's borrowing rate as established by the shareholder's lending institution. During 1994, 1995 and the period ended November 27, 1996, Statia Terminals Point Tupper, Inc. paid dividends of $1,004, $1,424, and $792, respectively. First preferred shareholders had preference upon liquidation over all other classes of preferred shareholders as well as common shareholders. This preferred stock was retired in conjunction with the Acquisition.

     The components of shareholders' equity at December 31, 1995, are as follows:

                                               Stock                         Additional
                                      ----------------------     Retained     Paid-in
                                       Common      Preferred     Earnings     Capital       Total
                                      ---------    ---------    ---------    ---------    ---------
Statia Terminals, Inc.                $       1    $    --      $     329    $     112    $     442
Statia Terminals N.V                     19,395           12       46,547       34,364      100,318
Statia Terminals Point Tupper, Inc.           2       25,196      (10,028)      11,324       26,494
Statia Terminals Southwest, Inc.             10         --         (1,485)         989         (486)
All others                                   33         --            304        2,378        2,715
Eliminations                                (16)      (6,619)        (657)     (12,601)     (19,893)
                                      ---------    ---------    ---------    ---------    ---------
                                      $  19,425    $  18,589    $  35,010    $  36,566    $ 109,590
                                      =========    =========    =========    =========    =========


     The Company

     The Company's equity structure consists of 30,000 shares authorized and 6,000 shares issued and outstanding of $1 par value common stock. All common stock is owned by the Parent.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)

12.  INCOME TAXES


     U.S. federal income taxes and certain state taxes were settled quarterly with CBI. In Canada and the Netherlands Antilles, estimated current-year taxes payable are paid monthly. Total cash payments for income taxes were $823 for the period ended November 27, 1996, $23 for the period ended December 31, 1996, $694 in 1995 and $1,515 in 1994.


     The sources of income (loss) before the provision for income taxes and preferred stock dividends are:

                               Predecessor Company
                      -------------------------------------
                         Pre-Praxair           Post-Praxair
                         Acquisition           Acquisition      The Company
                      -------------------      -------------   -------------
                          Year Ended
                          December 31          Jan. 1, 1996     Period from
                      -------------------         through    Inception through
                      1994           1995      Nov. 27, 1996   Dec. 31, 1996
                      ----           ----      -------------   -------------
U.S.                 $    45       $(1,387)       $   134        $  (298)
Non-U.S               14,082         7,770         (1,395)           335
                     -------       -------        -------        -------
                     $14,127       $ 6,383        $(1,261)       $    37
                     =======       =======        =======        =======

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


      The benefit from (provision for) income taxes consisted of:

                                    Predecessor Company
                           ----------------------------------
                              Pre-Praxair        Post-Praxair
                              Acquisition        Acquisition      The Company
                           -------------------   -------------   -------------
                               Year Ended
                               December 31       Jan. 1, 1996     Period from
                           -------------------      through    Inception through
                           1994           1995   Nov. 27, 1996   Dec. 31, 1996

                           ----           ----   -------------   -------------
Taxes payable:
    U.S                    $   (30)    $   818     $   215        $  --
    State                       (8)        (19)        (25)          --
    Non-U.S                   (785)       (775)       (487)           (132)
                           -------     -------     -------         -------
                              (823)         24        (297)           (132)
                           -------     -------     -------         -------

Deferred income taxes:
    U.S                        (35)        (52)       (332)          --
    Non-U.S                   (361)       (362)       --             --
                           -------     -------     -------         -------
                              (396)       (414)       (332)          --
                           -------     -------     -------         -------
                           $(1,219)    $  (390)    $  (629)        $  (132)
                           =======     =======     =======         =======


     The components of the deferred income taxes benefit (provision) above are:

                                    Predecessor Company
                           ----------------------------------
                              Pre-Praxair        Post-Praxair
                              Acquisition        Acquisition      The Company
                           -------------------   -------------   -------------
                               Year Ended
                               December 31       Jan. 1, 1996     Period from
                           -------------------      through    Inception through
                           1994           1995   Nov. 27, 1996   Dec. 31, 1996
                           ----           ----   -------------   -------------
Depreciation expense      $(432)         $(515)       $(332)           $--
Employee and retiree
  benefits                   36             58         --               --

Other, net                 --               43         --               --
                          -----          -----        -----            ----
                          $(396)         $(414)       $(332)           $--
                          =====          =====        =====            ====

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


     A reconciliation of income taxes at the U.S. statutory rate of 35% to the Company's provision for income taxes follows:

                                             Predecessor Company
                                    ----------------------------------
                                       Pre-Praxair        Post-Praxair
                                       Acquisition        Acquisition      The Company
                                    -------------------   -------------   -------------
                                        Year Ended
                                        December 31       Jan. 1, 1996     Period from
                                    -------------------      through    Inception through
                                    1994           1995   Nov. 27, 1996   Dec. 31, 1996
                                    ----           ----   -------------   -------------
Income (loss) before income
    taxes and preferred stock
    dividends                      $ 14,127    $  6,383    $ (1,261)         $     37
                                   ========    ========    ========          ========
Tax provision at U.S. statutory
     rate                          $ (4,944)   $ (2,234)        440               (13)
State income taxes                       (8)        (19)       --
Non-U.S. tax rate differential
    and losses without tax
     benefit                          3,737       1,909      (1,069)             (119)
Other, net                               (4)        (46)
                                   --------    --------    --------          --------
Provision for income taxes         $ (1,219)   $   (390)   $   (629)         $   (132)
                                   ========    ========    ========          ========

     The Company's high effective tax rates for the periods ended November 27, 1996 and December 31, 1996, are the result of large corporation tax and minimum tax in Canada and the Netherlands Antilles, respectively, as discussed below, and losses incurred in certain subsidiaries for which no tax benefit has been recognized.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)

     The principal temporary differences included in deferred income taxes reported on the balance sheets is:

                                             Predecessor Company
                                    ----------------------------------
                                       Pre-Praxair        Post-Praxair
                                       Acquisition        Acquisition      The Company
                                    -------------------   -------------   -------------
                                        Year Ended
                                        December 31       Jan. 1, 1996     Period from
                                    -------------------      through    Inception through
                                    1994           1995   Nov. 27, 1996   Dec. 31, 1996
                                    ----           ----   -------------   -------------
Depreciation expense               $ 1,794      $ 1,508      $ 1,169        $ 1,169
Acquisition of partnership
    shares and other activity         (660)        (660)        (653)          (653)

Employee and retiree benefits          (20)         (44)         (44)           (44)

Net operating loss carryforwards     4,730        8,521        3,435          3,524

Valuation allowance                 (4,730)      (8,521)      (3,435)        (3,967)

Other, net                             729          (22)         (29)           (29)
                                   -------      -------      -------        -------

                                   $ 1,843      $   782      $   443        $  --
                                   =======      =======      =======        =======


     At December 31, 1995, undistributed earnings equaled approximately $46,500. If such earnings were distributed, additional U.S. tax of approximately $15,000 would be incurred. In January, 1996, the Predecessor company distributed approximately $25,000 from a non-U.S. subsidiary. A portion of this distribution, the amount in excess of 1996 earnings, will be aggregated with the $46,500 undistributed earnings at December 31, 1995. In connection with the Acquisition, all remaining undistributed earnings as of November 27, 1996 were assumed by Praxair.

     The Company and the Predecessor's Canadian subsidiaries are subject to large corporation tax based on 0.225% of the Company's total equity and have incurred certain costs which are accounted for differently for financial reporting and Canadian taxation purposes. Timing differences in the recognition of expenses occur primarily as a result of differing provisions for depreciating property and equipment and amortization of goodwill, deferred financing costs, organizational costs and preoperating expenditures. Certain expenditures are not deductible for taxation purposes. In addition, Canadian subsidiaries of the Company have incurred taxable losses which will be available for utilization over a seven-year period to offset future taxable income. Net operating loss carryforwards available to offset future Canadian taxable income were $4,205, $7,967 and $7,482 as of December 31, 1994, 1995 and
     1996, respectively, and expire in varying amounts after seven year periods through 2003.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a 12-year Free Zone Agreement (the "Agreement") retroactive to January 1, 1989, and concluding on December 31, 2000. The Agreement requires the Company and the Predecessor Company to pay a 2% rate on taxable income instead of profit tax, or a minimum payment of 500,000 Netherlands Antilles guilders (U.S. $282). The Agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the Agreement to the extent that the minimum annual payment is greater than 2% of taxable income. At December 31, 1995 and 1996, the amounts available to offset future tax liability under the Agreement were approximately $554 and $843, respectively.

     Certain of the Company's Netherlands Antilles subsidiaries are not part of the Agreement and, accordingly, pay Netherlands Antilles federal income tax at an effective tax rate of 38%. Approximately $89 of nonfree zone tax is included in the Netherlands Antilles tax provision for the period ended December 31, 1996.

     The Company's net deferred tax asset in the amount of $3,967 primarily relates to depreciation and net operating loss carryforwards. For all years presented, the Company has provided a valuation allowance against this tax asset, as management believes it is not likely the net deferred tax asset will be utilized in the future.


13.  RELATED-PARTY TRANSACTIONS

     The Predecessor Company

     Prior to November 27, 1996, the Company engaged in various related-party transactions with Praxair, CBI and their affiliates. The unpaid portion of these transactions is included in payable to affiliates. Advances consist principally of funds loaned by Praxair/CBI for disbursements, debt service and dividends offset by the transfer of the Predecessor Company's excess cash. The advances were non-interest-bearing and did not have a specified maturity date.

     The Predecessor Company regularly contracted with affiliates of CBI for the construction and expansion of its facilities and for certain repair and maintenance work. During 1994, 1995, and for the period ended November 27, 1996, $7,406, $19,032 and $4,828, respectively, was paid to Praxair or CBI affiliates for these activities related to its property and equipment. It is not possible to determine whether the results of operations and financial position of the Predecessor Company would be significantly different had the Predecessor Company contracted with independent third parties for its construction, expansion, repair and maintenance needs.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


     Praxair and CBI directly and indirectly allocated certain corporate administrative services to the Predecessor Company including certain legal services, risk management, tax advice and return preparation, employee benefit administration, cash management and other services. During 1994, 1995, and the period ended November 27, 1996, $578, $1,592 and $138, respectively, was paid for these direct and indirect administrative services. All intercompany balances owed to Praxair, CBI and their affiliates were fully paid in connection with the Acquisition.

     The Company

     The Parent entered into a ten-year management agreement with Castle Harlan, Inc. subject to certain conditions, to pay an annual management fee of $1,350 plus out of pocket expenses, for investment banking, advisory and strategic planning services. Management fees may include additional amounts related to the disposition of certain assets or capital stock of subsidiaries of the Company.

     Subsequent to December 31, 1996, the Company declared a dividend to the Parent in the amount of $1,350 to cover the management fee for the period from November 27, 1996, to November 27, 1997. Payment of future dividends by the Company is subject to and restricted by the Notes.


14.  COMMITMENTS AND CONTINGENCIES

     The Predecessor Company

     The Predecessor Company, CBI and others were defendants in a suit brought during January, 1994, before the District Court of Harris County, Texas, 334th Judicial District, in which plaintiffs claim damages, primarily for lost profits, as a result of the Predecessor Company's alleged failure to lease certain property and tankage to the plaintiffs for a proposed vacuum tower project on the island of St. Eustatius. This case was settled by CBI and Praxair during 1996.

     The Company

     In connection with the Acquisition, studies were undertaken by and for Praxair to identify potential environmental, health, and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper facility. Praxair has agreed to pay for certain of these costs currently estimated at approximately $3,100 representing certain investigations, remediation, compliance and capital costs. To the extent that certain of these matters exceed this estimate, Praxair has agreed to reimburse the Company for these future expenditures. Additionally, the Company has identified additional environmental costs at

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)

     Point Tupper of approximately $1,500. These costs represent preemptive capital improvements designed to mitigate or prevent future environmental exposures and improve the overall safety of the Company's facilities. The Company believes that these environmental costs, subject to the foregoing reimbursements, will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

     The Company is involved in various other claims and litigation arising from the conduct of its business. Based upon analysis of legal matters and discussions with legal counsel, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position, cash flows and results of operations.


15.  RETIREMENT PLANS

     For United States citizens, the Predecessor Company participated in a defined benefit plan, certain contributory plans, an employee stock ownership plan and other plans sponsored by CBI / Praxair. The Predecessor Company paid CBI its proportionate share of the contributions to these plans amounting to $340 in 1994, $396 in 1995 and $246 for the period ended November 27, 1996. As a result of the Acquisition, the Company's participation in these plans ceased. In addition, for certain foreign nationals residing in the Netherlands Antilles, the Company and the Predecessor Company sponsors a government guaranteed pension plan.


16.  VALUATION AND QUALIFYING ACCOUNTS

     The table below summarizes the activity in the accounts receivable valuation account for the periods indicated below:

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)

                                                         Balance,
                                                         Beginning        Charges        Deductions,        Balance,
                                                         of Period       to Expense    Write-offs, Net   End of Period
                                                         ---------       ----------    ---------------   -------------
Trade Accounts Receivable-
    For the year ended December 31, 1994                   $ 394           $ 244           $(332)           $ 306
    For the year ended December 31, 1995                     306             339            --                645
    For the period ended November 27, 1996                   645             406            (273)             778
    For the period ended December 31, 1996                   778               1             (10)             769
                                                           =====           =====           =====            =====


17.  CONDENSED COMBINING FINANCIAL STATEMENTS BY JURISDICTION

     The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of the Company, other than Statia Terminals Canada, Incorporated, which is a co-obligor on the Notes. Each of the subsidiary guarantors are wholly owned. The Company has several inactive nonguaranteeing subsidiaries which are inconsequential individually and in the aggregate, and which have no assets, liabilities or operations and are in process of being dissolved by the Company. The following condensed combining financial data illustrates the composition of the Company's subsidiary guarantors and as applicable, the Statia Terminals International N.V. (unconsolidated), combined by jurisdiction as the enforceability of the guarantees may be affected differently under the laws of the foreign and domestic jurisdictions. Separate financial statements of the subsidiaries, other than Statia Terminals Canada, Incorporated and Statia Terminals N.V., are not presented because management of the Company has determined that they are not material to investors.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


                       CONDENSED COMBINING BALANCE SHEETS
                                 December 31, 1995

                                                                                                                Reclass-     Consol-
                                                                                                    United    ifications &   idated
                                        ASSETS                                Canada     Antilles    States   Eliminations    Total
----------------------------------------------------------------------       --------    --------   --------    --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                                                $  1,207    $    301   $    (39)   $   --      $  1,469
    Accounts receivable, net                                                    2,437      13,785        183         (23)     16,382
    Inventory                                                                     575       1,311       --          --         1,886
    Other current assets                                                           62          66         37          (2)        163
                                                                             --------    --------   --------    --------    --------
                     Total current assets                                       4,281      15,463        181         (25)     19,900
PROPERTY AND EQUIPMENT, net                                                    79,156     103,130     14,225        (184)    196,327
INVESTMENT IN SUBSIDIARIES                                                       --          --       17,574     (17,574)       --
INTANGIBLE ASSETS, net                                                         11,105        --         (933)       (247)      9,925
OTHER NONCURRENT ASSETS, net                                                    1,713       1,605        813        --         4,131
                                                                             --------    --------   --------    --------    --------
                     Total assets                                            $ 96,255    $120,198   $ 31,860    $(18,030)   $230,283
                                                                             ========    ========   ========    ========    ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------
CURRENT LIABILITIES:

    Accounts payable and accrued liabilities                                 $  2,657    $  5,529   $  2,046    $     (1)   $ 10,231
    Current portion of long-term debt                                          14,800        --         --          --        14,800
    Payable to (receivable from) CBI affiliates                                   704      13,433    (12,861)       --         1,276
                                                                             --------    --------   --------    --------    --------
                     Total current liabilities                                 18,161      18,962    (10,815)         (1)     26,307
LONG-TERM DEBT, net of current maturities                                      51,600        --         --          --        51,600
ADVANCES FROM CBI INDUSTRIES, INC                                                --          --       42,786        --        42,786
                                                                             --------    --------   --------    --------    --------
                     Total liabilities                                         69,761      18,962     31,971          (1)    120,693
                                                                             --------    --------   --------    --------    --------
STOCKHOLDERS' EQUITY:
    Preferred stock                                                            25,196          12       --        (6,619)     18,589
    Common stock                                                                    2      19,420         12          (9)     19,425
    Additional paid-in capital                                                 11,324      35,542      1,101     (11,401)     36,566
    Retained earnings (deficit)                                               (10,028)     46,262     (1,224)       --        35,010
                                                                             --------    --------   --------    --------    --------
                     Total stockholders' equity                                26,494     101,236       (111)    (18,029)    109,590
                                                                             --------    --------   --------    --------    --------
                     Total liabilities and stockholders' equity              $ 96,255    $120,198   $ 31,860    $(18,030)   $230,283
                                                                             ========    ========   ========    ========    ========

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)

                       CONDENSED COMBINING BALANCE SHEETS
                                December 31, 1996

                                                                      Statia Canada
                                                                         (which
                                                    Statia Terminals  includes all                         Reclassifi-
                                                   International N.V.   Canadian   Netherlands   United     cations &   Consolidated
                                    ASSETS          (Unconsolidated)    Entities)    Antilles    States    Eliminations    Total
                                    ------          ----------------    ---------    --------    ------    ------------    -----
CURRENT ASSETS:
    Cash and cash equivalents                           $   7,065      $     854    $   1,345   $    --      $    --      $   9,264
    Accounts receivable, net                                   54          1,502       13,242         917         (454)      15,261
    Inventory                                                --            1,157        3,812        --           --          4,969
    Other current assets                                     --               67           27         942         --          1,036

    Assets held for sale                                                    --         10,000      10,000         --         20,000
    Receivable from (to) affiliates                       (11,020)         1,598       13,939      (4,517)        --           --
                                                        ---------      ---------    ---------   ---------    ---------    ---------
       Total current assets                                (3,901)         5,178       42,365       7,342         (454)      50,530

PROPERTY AND EQUIPMENT, net                                  --           29,036      173,707         444         --        203,187

INVESTMENT IN SUBSIDIARIES                                103,040           --          5,265         213                  (108,518)

OTHER NONCURRENT ASSETS                                      --            1,367        5,038          33         --          6,438
                                                        ---------      ---------    ---------   ---------    ---------    ---------
       Total assets                                     $  99,139      $  35,581    $ 226,375   $   8,032    $(108,972)   $ 260,155
                                                        =========      =========    =========   =========    =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities            $     734      $   5,617    $  15,523   $   5,330    $    (454)   $  26,750

LONG-TERM DEBT, net of current maturities                    --           28,060      106,940        --           --        135,000
                                                        ---------      ---------    ---------   ---------    ---------    ---------
       Total liabilities                                      734         33,677      122,463       5,330         (454)     161,750

STOCKHOLDERS' EQUITY SUBJECT TO REDUCTION                  20,000           --           --          --           --         20,000

STOCKHOLDERS' EQUITY:
    Common stock                                                6           --              6       3,000       (3,006)           6
    Additional paid-in capital                             78,494          2,266      103,291        --       (105,557)      78,494
    Retained earnings (deficit)                               (95)          (362)         615        (298)          45          (95)
                                                        ---------      ---------    ---------   ---------    ---------    ---------
       Total stockholders' equity                          78,405          1,904      103,912       2,702     (108,518)      78,405
                                                        ---------      ---------    ---------   ---------    ---------    ---------
       Total liabilities and stockholders' equity       $  99,139      $  35,581    $ 226,375   $   8,032    $(108,972)   $ 260,155
                                                        =========      =========    =========   =========    =========    =========

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


                      CONDENSED COMBINING INCOME STATEMENT
                      For the Year Ended December 31, 1994


                                                                                                        Reclassifi-
                                                                               Netherlands    United     cations &   Consolidated
                                                                     Canada      Antilles     States    Eliminations     Total
                                                                     ------      --------     ------    ------------     -----
REVENUES                                                            $ 12,024     $114,991    $  9,460     $ (3,809)    $132,666

COST OF SERVICES AND PRODUCTS SOLD                                     9,079       98,635       3,480         --        111,194
                                                                    --------     --------    --------     --------     --------
           Gross profit                                                2,945       16,356       5,980       (3,809)      21,472

ADMINISTRATIVE EXPENSES                                                1,700        2,502       4,649       (3,512)       5,339
                                                                    --------     --------    --------     --------     --------
           Income from operations                                      1,245       13,854       1,331         (297)      16,133

INTEREST EXPENSE                                                       3,112            2        --           --          3,114

OTHER INCOME (EXPENSE)                                                   260          568         (16)         296        1,108
                                                                    --------     --------    --------     --------     --------
           Income (loss) before income taxes                          (1,607)      14,420       1,315           (1)      14,127

PROVISION FOR INCOME TAXES                                               156          301         762         --          1,219
                                                                    --------     --------    --------     --------     --------
           Net income (loss)                                          (1,763)      14,119         553           (1)      12,908

PREFERRED STOCK DIVIDENDS                                              1,004          960        --           --          1,964
                                                                    --------     --------    --------     --------     --------
           Net income (loss) available to common stockholders       $ (2,767)    $ 13,159    $    553     $     (1)    $ 10,944
                                                                    ========     ========    ========     ========     ========

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


                      CONDENSED COMBINING INCOME STATEMENT
                      For the Year Ended December 31, 1995


                                                                                                           Reclassifi-

                                                                                 Netherlands     United     cations &   Consolidated
                                                                       Canada      Antilles      States    Eliminations     Total
                                                                       ------      --------      ------    ------------     -----
REVENUES                                                              $  11,143    $ 121,899    $   8,641    $  (6,142)   $ 135,541

COST OF SERVICES AND PRODUCTS SOLD                                        9,370      105,109        3,003         --        117,482
                                                                      ---------    ---------    ---------    ---------    ---------
           Gross profit                                                   1,773       16,790        5,638       (6,142)      18,059

ADMINISTRATIVE EXPENSES                                                   2,382        3,753        6,907       (6,142)       6,900
                                                                      ---------    ---------    ---------    ---------    ---------
           Income (loss) from operations                                   (609)      13,037       (1,269)        --         11,159

INTEREST EXPENSE                                                          4,548          (70)        --           --          4,478

OTHER INCOME (EXPENSE)                                                      197         (477)         (18)        --           (298)
                                                                      ---------    ---------    ---------    ---------    ---------
           Income (loss) before income taxes                             (4,960)      12,630       (1,287)        --          6,383

PROVISION FOR INCOME TAXES                                                  155          292          (57)        --            390
                                                                      ---------    ---------    ---------    ---------    ---------
           Net income (loss)                                             (5,115)      12,338       (1,230)        --          5,993

PREFERRED STOCK DIVIDENDS                                                 1,424         --           --           --          1,424
                                                                      ---------    ---------    ---------    ---------    ---------
           Net income (loss) available to common stockholders         $  (6,539)   $  12,338    $  (1,230)   $    --      $   4,569
                                                                      =========    =========    =========    =====        =========

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


                      CONDENSED COMBINING INCOME STATEMENT
              For the Period January 1, 1996, to November 27, 1996


                                                                                                           Reclassifi-
                                                                                 Netherlands     United     cations &   Consolidated
                                                                       Canada      Antilles      States    Eliminations     Total
                                                                       ------      --------      ------    ------------     -----

REVENUES                                                               $  11,831    $ 126,209   $   8,220    $  (5,262)   $ 140,998

COST OF SERVICES AND PRODUCTS SOLD                                        10,131      116,992       2,840         (465)     129,498
                                                                       ---------    ---------   ---------    ---------    ---------
           Gross profit                                                    1,700        9,217       5,380       (4,797)      11,500

ADMINISTRATIVE EXPENSES                                                    2,489        4,425       6,134       (4,797)       8,251
                                                                       ---------    ---------   ---------    ---------    ---------
           Income (loss) from operations                                    (789)       4,792        (754)        --          3,249

INTEREST EXPENSE                                                           3,667          520        --           --          4,187

OTHER INCOME (EXPENSE)                                                      (408)         106         (21)        --           (323)
                                                                       ---------    ---------   ---------    ---------    ---------
           Income (loss) before income taxes                              (4,864)       4,378        (775)        --         (1,261)

PROVISION FOR INCOME TAXES                                                   332          156         141         --            629
                                                                       ---------    ---------   ---------    ---------    ---------
           Net income (loss)                                              (5,196)       4,222        (916)        --         (1,890)

PREFERRED STOCK DIVIDENDS                                                    792         --          --           --            792
                                                                       ---------    ---------   ---------    ---------    ---------
           Net income (loss) available to common stockholders          $  (5,988)   $   4,222   $    (916)   $    --      $  (2,682)
                                                                       =========    =========   =========    =========    =========

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


                      CONDENSED COMBINING INCOME STATEMENT
             For the Period November 27, 1996, to December 31, 1996


                                                                         Statia Canada
                                                                        (which includes
                                                       Statia Terminals      all                           Reclassifi-
                                                      International N.V.   Canadian  Netherlands  United     cations &  Consolidated
                                                       (Unconsolidated)    Entities)   Antilles   States   Eliminations    Total

REVENUES                                                   $   --         $  1,631    $ 13,194   $    840    $   (709)   $ 14,956

COST OF SERVICES AND PRODUCTS SOLD                               50          1,519      11,037        454         (50)     13,010
                                                           --------       --------    --------   --------    --------    --------
    Gross profit                                                (50)           112       2,157        386        (659)      1,946

ADMINISTRATIVE EXPENSES                                        --              146         240        686        (659)        413
                                                           --------       --------    --------   --------    --------    --------
    Income (loss) from operations                               (50)           (34)      1,917       (300)       --         1,533

INTEREST EXPENSE                                               --              318       1,207       --          --         1,525

OTHER INCOME (EXPENSE)                                         --                8          19          2        --            29
                                                           --------       --------    --------   --------    --------    --------
    Income (loss) before income taxes                           (50)          (344)        729       (298)       --            37

PROVISION FOR INCOME TAXES                                     --               18         114       --          --           132
                                                           --------       --------    --------   --------    --------    --------
    Net income (loss)                                           (50)          (362)        615       (298)       --           (95)

EQUITY INCOME (LOSS)                                            (45)          --          --         --            45        --
                                                           --------       --------    --------   --------    --------    --------
    Net income (loss) available to common stockholders     $    (95)      $   (362)   $    615   $   (298)   $     45    $    (95)
                                                           ========       ========    ========   ========    ========    ========

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1994

                                                                                                        Reclassifi-
                                                                              Netherlands     United      cations &   Consolidated
                                                                    Canada      Antilles      States    Eliminations     Total
                                                                   --------     --------     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net cash provided by (used in) operating activities        $ (3,349)    $ 25,013     $  4,042     $   --       $ 25,706
                                                                   --------     --------     --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                       --           --             87         --             87
    Purchases of property and equipment                              (9,497)     (14,435)      (1,508)        --        (25,440)
    Investment in subsidiaries                                         --            206       (1,407)       1,201         --
                                                                   --------     --------     --------     --------     --------
        Net cash provided by (used in) investing activities          (9,497)     (14,229)      (2,828)       1,201      (25,353)
                                                                   --------     --------     --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in advances from affiliates                    --         10,029       (1,694)        --          8,335
    Sale of common stock                                              1,201         --           --         (1,201)        --
    Sale of preferred stock                                           7,501         --           --           --          7,501
    Bank borrowings                                                  10,468         --           --           --         10,468
    Repayment of bank borrowings                                     (6,144)        --           --           --         (6,144)
    Dividends paid to affiliates                                     (1,004)     (21,000)         165         --        (21,839)
                                                                   --------     --------     --------     --------     --------
        Net cash provided by (used in) financing activities          12,022      (10,971)      (1,529)      (1,201)      (1,679)
                                                                   --------     --------     --------     --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (824)        (187)        (315)        --         (1,326)

CASH AND CASH EQUIVALENTS, beginning balance                          1,169          282          299         --          1,750
                                                                   --------     --------     --------     --------     --------

CASH AND CASH EQUIVALENTS, ending balance                          $    345     $     95     $    (16)    $   --       $    424
                                                                   ========     ========     ========     ========     ========

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1995

                                                                                                        Reclassifi-
                                                                              Netherlands     United      cations &   Consolidated
                                                                    Canada      Antilles      States    Eliminations     Total
                                                                   --------     --------     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net cash provided by (used in) operating activities          $      3     $ 10,883     $    590     $   --       $ 11,476

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                       --           --            230         --            230
    Purchases of property and equipment                              (9,667)     (24,422)      (3,049)        --        (37,138)
    Investment in subsidiaries                                         --           --        (10,000)      10,000         --
                                                                   --------     --------     --------     --------     --------
       Net cash provided by (used in) investing activities           (9,667)     (24,422)     (12,819)      10,000      (36,908)
                                                                   --------     --------     --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in advances from affiliates                    --         13,745       12,153         --         25,898
    Sale of common stock                                             10,000         --           --        (10,000)        --
    Bank borrowings                                                   1,950         --            (18)        --          1,932
    Dividends paid to affiliates                                     (1,424)        --             71         --         (1,353)
                                                                   --------     --------     --------     --------     --------
       Net cash provided by (used in) financing activities           10,526       13,745       12,206      (10,000)      26,477
                                                                   --------     --------     --------     --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        862          206          (23)        --          1,045

CASH AND CASH EQUIVALENTS, beginning balance                            345           95          (16)        --            424
                                                                   --------     --------     --------     --------     --------
CASH AND CASH EQUIVALENTS, ending balance                          $  1,207     $    301     $    (39)    $   --       $  1,469
                                                                   ========     ========     ========     ========     ========

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
               For the Period January 1, 1996 to November 27, 1996

                                                                                                        Reclassifi-
                                                                              Netherlands     United      cations &   Consolidated
                                                                    Canada      Antilles      States    Eliminations     Total
                                                                   --------     --------     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net cash provided by (used in) operating activities        $  (7,625)   $  16,111    $    (728)   $   1,350    $   9,108
                                                                   ---------    ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of property, plant and equipment             --            111         --           --            111
    Purchase of property, plant and equipment                           (819)     (11,819)      (1,425)        (427)     (14,490)
    Buyout of First Salute Leasing L.P. assets                          --        (88,511)        --           --        (88,511)
                                                                   ---------    ---------    ---------    ---------    ---------
        Net cash provided by (used in) investing activities             (819)    (100,219)      (1,425)        (427)    (102,890)
                                                                   ---------    ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common and preferred stock                                  --            181            1         (182)        --
    Retirement of preferred stock                                    (25,196)        --           --          6,619      (18,577)
    Increase (decrease) in advances from CBI                          99,823      108,695        2,609       (7,360)     203,767
    Bank borrowings                                                   66,000         --           --           --         66,000
    Repayments of bank borrowings                                   (132,400)        --           --           --       (132,400)
    Dividends paid to affiliates                                        (792)     (25,000)        --           --        (25,792)
                                                                   ---------    ---------    ---------    ---------    ---------
        Net cash provided by (used in) financing activities            7,435       83,876        2,610         (923)      92,998
                                                                   ---------    ---------    ---------    ---------    ---------

INCREASE (DECREASE) IN CASH                                           (1,009)        (232)         457         --           (784)

CASH AND CASH EQUIVALENTS, beginning balance                           1,207          301          (39)        --          1,469
                                                                   ---------    ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, ending balance                          $     198    $      69    $     418    $    --      $     685
                                                                   =========    =========    =========    =========    =========

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
             For the Period November 27, 1996, to December 31, 1996


                                                                                                   Statia Canada
                                                                                Statia Terminals  (which includes
                                                                               International N.V.    all Canadian      Netherlands
                                                                                (Unconsolidated)      Entities)          Antilles
                                                                                ----------------     ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net cash provided by (used in) operating activities                       $    (149)         $   2,078          $     674
                                                                                  ---------          ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                --                 (306)              (882)
    Acquisition of Statia operations                                               (143,233)           (27,655)              --
    Transaction costs                                                                (7,582)            (1,990)              --
    Accrued transaction costs and purchase price                                      5,142              2,488               --
                                                                                  ---------          ---------          ---------
        Net cash used in investing activities                                      (145,673)           (27,463)              (882)
                                                                                  ---------          ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of 11-3/4% first mortgage notes                                        106,940             28,060               --
    Debt costs paid                                                                  (5,093)            (1,335)              --
    Issuance of common stock                                                         55,500               --                 --
    Advance from (to) affiliates                                                     (4,460)              (486)             1,553
                                                                                  ---------          ---------          ---------
        Net cash provided by (used in) financing activities                         152,887             26,239              1,553
                                                                                  ---------          ---------          ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      7,065                854              1,345

CASH AND CASH EQUIVALENTS, beginning balance                                           --                  --                --
                                                                                  ---------          ----------         ---------
CASH AND CASH EQUIVALENTS, ending balance                                         $   7,065                854              1,345
                                                                                  =========          ==========         =========
                                                                                    United      Reclassifications &    Consolidated
                                                                                    States          Eliminations           Total
                                                                                  ---------         ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net cash provided by (used in) operating activities                       $    (378)         $     --           $   2,225
                                                                                  ---------          ----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                 (15)               --              (1,203)
    Acquisition of Statia operations                                                 (3,073)               --            (173,961)
    Transaction costs                                                                  --                  --              (9,572)
    Accrued transaction costs and purchase price                                         73                --               7,703
                                                                                  ---------          ----------         ---------
        Net cash used in investing activities                                        (3,015)               --            (177,033)
                                                                                  ---------          ----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of 11-3/4% first mortgage notes                                           --                  --             135,000
    Debt costs paid                                                                    --                  --              (6,428)
    Issuance of common stock                                                           --                  --              55,500
    Advance from (to) affiliates                                                      3,393                --                --
                                                                                  ---------          ----------         ---------
        Net cash provided by (used in) financing activities                           3,393                --             184,072
                                                                                  ---------          ----------         ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       --                  --               9,264


CASH AND CASH EQUIVALENTS, beginning balance                                           --                  --                --
                                                                                  ---------          ----------         ---------
CASH AND CASH EQUIVALENTS, ending balance                                         $    --            $     --           $   9,264
                                                                                  =========          ==========         =========


                     Statia Terminals N.V. and Subsidiaries

                        Consolidated Financial Statements
                             as of December 31, 1996
                         Together With Auditors' Report

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Statia Terminals N.V. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of STATIA TERMINALS N.V. (a Netherlands Antilles corporation) AND SUBSIDIARIES as of December 31, 1996, and the related consolidated statements of income and retained earnings and cash flows for the period from inception through December 31, 1996. We have also audited the accompanying consolidated balance sheet of Statia Terminals N.V. ("Old Statia Terminals N.V. or The Predecessor") as of December 31, 1995 and the related consolidated statements of income and retained earnings and cash flows of the Predecessor from January 1, 1996 through November 27, 1996, and for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Statia Terminals N.V. as of December 31, 1996, and the results of its operations and its cash flows for the period from inception through December 31, 1996, and the financial position of the Predecessor as of December 31, 1995 and the results of its operations and its cash flows from January 1, 1996 through November 27, 1996, and for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP


Chicago, Illinois
March 19, 1997

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

       The financial statements of the Company and the Predecessor Company are not comparable in certain respects (See Note 1).


                                                                                               December 31
                                                                                      ---------------------------
                                                                                         1995              1996
                                                                                      ------------      ---------
                                                                                      Predecessor
                                                                                       Company
                                                                                      ------------
                                                                                      Pre-Praxair          The
                                      ASSETS                                          Acquisition        Company
------------------------------------------------------------------------------        -----------        -------
CURRENT ASSETS:
    Cash and cash equivalents                                                          $    185         $  1,304
    Accounts receivable--trade, less allowance for doubtful
       accounts of $286 in 1995 and $386 in 1996                                          9,246           10,876
    Other receivables                                                                     4,467            2,421
    Inventory                                                                             1,311            3,812
    Prepaid expenses                                                                         66               26
    Assets held for sale                                                                   --             10,000
                                                                                       --------         --------
                     Total current assets                                                15,275           28,439
PROPERTY AND EQUIPMENT, net                                                             101,905          172,316

OTHER NONCURRENT ASSETS, net                                                              1,605            5,038
                                                                                       --------         --------
                                                                                       $118,785         $205,793
                                                                                       ========         ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                                   $  3,586         $  5,453
    Accrued expenses                                                                      1,788           10,055
    Payable to Statia affiliates                                                           --              6,619
                                                                                       --------         --------
                     Total current liabilities                                            5,374           22,127

LONG-TERM DEBT                                                                             --            106,940

ADVANCES FROM PARENT COMPANY                                                             13,093             --
                                                                                       --------         --------

                     Total liabilities                                                   18,467          129,067
                                                                                       --------         --------
STOCKHOLDERS' EQUITY SUBJECT TO REDUCTION                                                  --             10,000

STOCKHOLDERS' EQUITY:
    Preferred stock                                                                          12             --
    Common stock                                                                         19,395            9,395
    Additional paid-in capital                                                           34,364           56,847
    Retained earnings                                                                    46,547              484
                                                                                       --------         --------
                     Total stockholders' equity                                         100,318           66,726
                                                                                       --------         --------
                                                                                       $118,785         $205,793
                                                                                       ========         ========


The accompanying notes are an integral part of these financial statements.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES


        CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (DEFICIT)
                             (Dollars in thousands)

The financial statements of the Company and the Predecessor Company are not comparable in certain respects (See Note 1).


                                                                                Predecessor Company
                                                                        --------------------------------------        The
                                                                                                  Post-Praxair      Company
                                                                        Pre-Praxair Acquisition   Acquisition     -----------
                                                                        -----------------------   -----------
                                                                                                                  Period from
                                                                        Year Ended December 31    Jan. 1,1996      Inception
                                                                        ----------------------      Through          Through
                                                                          1994          1995      Nov. 27,1996    Dec. 31,1996
                                                                        -------         ------    ------------    ------------

REVENUES                                                              $ 114,455      $ 121,160      $ 125,978      $  12,936

COST OF SERVICES AND PRODUCTS SOLD                                       98,269        104,643        116,640         10,964
                                                                      ---------      ---------      ---------      ---------
                     Gross profit                                        16,186         16,517          9,338          1,972


ADMINISTRATIVE EXPENSES                                                   2,389          3,536          4,346            257
                                                                      ---------      ---------      ---------      ---------
                     Income from operations                              13,797         12,981          4,992          1,715

INTEREST INCOME (EXPENSE)                                                    (2)            70           (520)        (1,205)

OTHER INCOME (EXPENSE)                                                      568           (477)           106           --
                                                                      ---------      ---------      ---------      ---------
                     Income before income taxes                          14,363         12,574          4,578            510

PROVISION FOR INCOME TAXES                                                  281            281            257             26
                                                                      ---------      ---------      ---------      ---------
                     Net income                                          14,082         12,293          4,321            484

PREFERRED STOCK DIVIDENDS                                                   960           --             --             --
                                                                      ---------      ---------      ---------      ---------
                     Net income available to common stockholders         13,122         12,293          4,321            484

RETAINED EARNINGS, beginning of period                                   41,172         34,254           --             --

COMMON STOCK DIVIDENDS                                                   20,040           --           25,000           --
                                                                      ---------      ---------      ---------      ---------
RETAINED EARNINGS (DEFICIT), end of period                            $  34,254      $  46,547      $ (20,679)     $     484
                                                                      =========      =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


The financial statements of the Company and the Predecessor Company are not comparable in certain respects (See Note 1).

                                                                                      Predecessor Company
                                                                              --------------------------------------      The
                                                                                                        Post-Praxair    Company
                                                                              Pre-Praxair Acquisition   Acquisition   -----------
                                                                              -----------------------   -----------
                                                                                                                      Period from
                                                                              Year ended December 31    Jan. 1,1996     Inception
                                                                              ----------------------      Through        Through
                                                                                 1994         1995      Nov. 27,1996  Dec. 31,1996
                                                                              ---------    ----------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income before preferred stock dividends                               $  14,082    $  12,293    $   4,321    $     484
    Adjustments to reconcile net income to net cash provided by operating activities-
           Depreciation and amortization expense                                  5,526        7,827        7,870          724
           Provision for bad debts                                                 (467)         128          100         --
           (Gain) loss on disposition of property                                  --              6          (80)        --
           Increase in accounts receivable, trade                                (1,025)      (4,181)        (375)      (1,355)
           (Increase) decrease in other receivables                                 434       (3,857)       3,670       (1,260)
           (Increase) decrease in inventory                                       5,054          648       (3,731)       1,230
           (Increase) decrease in prepaid expense                                    56          (60)          32            8
           Increase in other noncurrent assets                                       (2)      (1,875)        --           --
           Increase in accounts payable                                             900          147        3,049       (1,181)
           Increase (decrease) in accrued expenses                                  583         (303)         224        1,029
                                                                              ---------    ---------    ---------    ---------
              Net cash provided by operating activities                          25,141       10,773       15,080         (321)
                                                                              ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from sale of property and equipment                                       --           --            111         --
    Purchase of property and equipment                                          (14,435)     (24,422)     (12,163)        (882)
    Buyout of First Salute Leasing, L.P. assets                                    --           --        (88,511)        --
    Investment in subsidiary                                                        206         --           --           --
    Acquisition of the Company, net of $185 cash acquired                          --           --           --       (163,233)
    Transaction costs                                                              --           --           --         (7,582)
    Accrued transaction costs and purchase price                                   --           --           --          5,142
                                                                              ---------    ---------    ---------    ---------
              Net cash used in investing activities                             (14,229)     (24,422)    (100,563)    (166,555)
                                                                              ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock and preferred stock                                       --           --              1       55,500
    Increase (decrease) in advances from CBI affiliates                          (1,318)        --        110,364         --

    Dividends paid to affiliates                                                (21,000)        --        (25,000)        --
    Issuance of 11-3/4% first mortgage notes                                       --           --           --        106,940
    Debt costs paid                                                                --           --           --         (5,093)
    Advances from affiliate                                                        --           --           --         10,833
    Increase in payable to CBI affiliates                                        11,347       13,745         --           --
                                                                              ---------    ---------    ---------    ---------
              Net cash provided by (used in) financing activities               (10,971)      13,745       85,365      168,180
                                                                              ---------    ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (59)          96         (118)       1,304
CASH AND CASH EQUIVALENTS, beginning balance                                        148           89          185         --
                                                                              ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, ending balance                                     $      89    $     185    $      67    $   1,304
                                                                              =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996

                (Dollars in thousands, except share information)



1.   BASIS OF PRESENTATION

     The consolidated balance sheet as of December 31, 1996, and the consolidated statements of income and retained earnings and cash flows for the period from inception through December 31, 1996, include the accounts of Statia Terminals N.V. and its wholly owned subsidiaries (the "Company"). The consolidated balance sheet as of December 31, 1995 and the consolidated statements of income and retained earnings and cash flows from January 1, 1996 through November 27, 1996, and for the years ended December 31, 1995 and 1994, include the accounts of Statia Terminals N.V. and its wholly owned subsidiaries ("Old Statia Terminals N.V. or the Predecessor Company").

     The Company and the Predecessor Company uses a fixed exchange rate to convert Netherlands Antilles guilders to United States dollars at Nafl 1.78 to U.S.$1.00. These consolidated financial statements are presented in United States dollars.

     The Predecessor Company

     The Predecessor Company's financial statements include the following primary entities, all incorporated in the Netherlands Antilles: Statia Terminals N.V. and its wholly owned subsidiaries, Statia Laboratory Services N.V.; Statia Tugs N.V. and Statia Shipping N.V. Statia Tugs N.V. and Statia Shipping N.V. are dormant. Significant intercompany balances and transactions have been eliminated.

     Prior to January 12, 1996, the Predecessor Company was a wholly owned subsidiary of CBI Industries, Inc. ("CBI"). On January 12, 1996, pursuant to the Merger Agreement dated December 22, 1995 (the "Merger"), CBI became a wholly owned subsidiary of Praxair, Inc. ("Praxair"). This Merger transaction was reflected in the Predecessor Company's consolidated financial statements as a purchase effective January 1, 1996 (see Note 4). Accordingly, the historical financial information provided herein, for periods prior to January 1, 1996, ("Pre-Praxair Acquisition") will not be comparable to subsequent Predecessor Company financial information or financial information of the Company.

     The Company

     The Company is an indirect wholly owned subsidiary of Statia Terminals

     International N.V. (the "Parent"), incorporated in the Netherlands Antilles. The Company includes Statia Laboratory Services N.V., Statia Tugs N.V. and Statia Shipping N.V., all of which are dormant. Significant intercompany balances and transactions have been eliminated.

     On November 27, 1996, the Parent acquired from Praxair all of the outstanding capital stock of the Predecessor Company and certain of its subsidiaries and affiliates (the "Acquisition"). The Parent is a newly organized company owned primarily by Castle Harlan Partners II, L.P., a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank, management of the Parent and others. The portion of the adjusted purchase price paid to Praxair for the capital stock of the Company was $174,921. The Acquisition was paid, in part, by funds received by the Parent from the issuance of the $135,000 of 11-3/4% first mortgage notes (the "Notes") described in Note 9 and from the sale of the Parent's stock. The assets of the Company are pledged as collateral to secure these Notes. The Acquisition has been accounted for under the purchase method of accounting. The preliminary estimates of purchase price have been allocated to the assets and liabilities of the Company based on their fair values at the date of Acquisition.

     The Acquisition and the related application of purchase accounting (Note 5) resulted in changes to the capital structure of the Predecessor Company and the historical basis of various assets and liabilities. The effect of such changes significantly impairs comparability of the financial position and results of operations of the Company and the Predecessor Company between periods.


2.   NATURE OF THE BUSINESS

     The Company and the Predecessor Company own, lease and operate petroleum and other bulk liquid blending, transshipment and storage facilities located on the Island of St. Eustatius, Netherlands Antilles. The Company's terminaling services are furnished to some of the world's largest producers of crude oil, integrated oil companies, oil refiners, traders and petrochemical companies. In addition, the Company and the Predecessor Company provide a variety of related terminal services including the supplying of bunker fuels for vessels, emergency and spill response, brokering of product trades and ship services. Statia Terminals, Inc. provides administrative services for its subsidiaries and affiliates from its office in Deerfield Beach, Florida.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

     These consolidated financial statements have been prepared in conformity with generally accepted accounting principles as promulgated in the United

     States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Management is also required to make judgments regarding disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Revenue Recognition

     Revenues from storage and throughput operations are recognized ratably as the services are provided. Revenues and commissions from bunkering services, vessel services and product sales are recognized at the time of delivery of the service or product.

     Significant Customers

     The Company's revenues from a state-owned oil producer constituted approximately 7.1% of the Company's total 1995 revenues, approximately 8.8% of the Predecessor's total revenues for the period from January 1, 1996 through November 27, 1996 ("period ended November 27, 1996"), and approximately 9.3% of the Company's total revenues for the period from November 27, 1996 through December 31, 1996 ("period ended December 31, 1996"). In addition, approximately 9.9% of the Predecessor's revenues for the period ended November 27, 1996 and 6.4% of the Company's revenues for the period ended December 31, 1996 were derived from parties unaffiliated with such state-owned oil producer, but were generated by the movement of such products through the terminals. In addition, no other customer accounted for more than 5% of the Predecessor or the Company's 1995 or 1996 revenues directly or indirectly. Although the Company has a long-standing relationship and a long-term contract with one customer, if the long-term contract were not renewed at the end of the term, in the year 1999, or if the Company otherwise lost any significant portion of its revenues from this customer, such loss could have a material adverse effect on the business and financial condition of the Company. The Company also has long-term contracts with certain other key customers and there can be no assurance that these contracts will be renewed at the end of their terms.

     Foreign Currency Translation and Exchange

     The consolidated financial statements include the financial statements of foreign subsidiaries and affiliates translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation." Substantially all of the Company's transactions are denominated in U.S. dollars.

     Cash and Cash Equivalents

     The Predecessor Company--The Predecessor's excess cash was either swept by

     CBI/Praxair to fund or cover current advances or invested in short-term, highly liquid investments with maturities of three months or less. Such short-term investments were carried at cost, which approximates market, and are classified as cash and cash equivalents.

     The Company--The Company's excess cash is invested in short-term, highly liquid investments with maturities of three months or less. Such short-term investments are carried at cost which approximates market and are classified as cash and cash equivalents.

     Financial Instruments

     The Company uses various methods and assumptions to estimate the fair value of each class of financial instrument. Due to their nature, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. Due to the recent issuance of the Notes, the carrying value approximates fair value. The Company's other financial instruments are not significant.

     Inventory

     Inventory of oil products is valued at the lower of weighted average cost or estimated market value.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Additions to property and equipment and facility improvements are capitalized. Repair and maintenance expenditures which do not materially increase asset values or extend useful lives are expensed.

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable long-lived assets to be disposed of be reported at the lower or carrying amount or fair value less cost to sell. The Company continually evaluates factors, events and circumstances which include, but are not limited to, the historical and projected operating performance of the Company, specific industry trends and general economic conditions to assess whether the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow over the remaining lives of the long-lived assets in measuring their recoverability.

     Other Noncurrent Assets

     Other noncurrent assets consist primarily of deferred financing costs. The Company's costs related to establishing debt obligations are amortized ratably over the life of the underlying obligations. Amortization expenses were $343 and $71 for the period ended November 27, 1996 and for the period ended December 31, 1996, respectively.

     Accrued Expenses

     Accrued expenses as of December 31, 1996, consist primarily of purchase price adjustments related to the Acquisition and accrued interest in the amount of $4,408 and $1,205, respectively.

     Income Taxes

     The Company and its Predecessor determine their tax provisions and deferred tax balances in compliance with SFAS No. 109, "Accounting for Income Taxes." Under this approach, the provision for income taxes represents income taxes paid or payable for the current year adjusted for the change in deferred taxes during the year. Deferred income taxes reflect the net tax effects of temporary differences between the financial statement bases and the tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a 12-year Free Zone Agreement (the "Agreement") retroactive to January 1, 1989, and concluding December 31, 2000. The Agreement requires the Company to pay a 2% rate on taxable income instead of profit tax, or a minimum annual payment of 500,000 Netherlands Antilles guilders (U.S. $282). The Agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the Agreement to the extent that the minimum annual payment is greater than 2% of taxable income. At December 31, 1995 and 1996, the amount available to offset future tax liability under the Agreement is approximately $554 and $843.


4.   PRAXAIR PURCHASE ACCOUNTING

     As discussed in Note 1, prior to January 12, 1996, the Predecessor Company was a wholly owned subsidiary of CBI. On January 12, 1996, pursuant to the Merger Agreement dated December 22, 1995, CBI became a wholly owned subsidiary of Praxair. This Merger transaction was reflected in the Predecessor Company's consolidated financial statements as a purchase effective January 1, 1996. The portion of the fair value assigned to the Predecessor Company as of the Merger date was $179,000, excluding Praxair and CBI intercompany and advance accounts and the buyout of certain off-balance-sheet financing ("Merger Value").

     The allocation of the Merger Value to the assets and liabilities acquired, based on the estimated fair value assigned, is as follows:

         Merger value                                            $ 179,000

         Less-
             Intercompany/advance accounts                         (13,000)
             Off balance sheet obligation                          (89,000)
                                                                 ---------
                                                                 $  77,000
                                                                 =========

         Allocation of merger value-
             Total current assets                                $  15,000
             Property and equipment                                 79,000
             Other non-current assets                                2,000
             Liabilities assumed                                   (19,000)
                                                                 ---------
                                                                 $  77,000
                                                                 =========

     In addition, $10,000 of Praxair debt was pushed down to the Company's books effective January 1, 1996. This debt was eliminated as part of the Acquisition.


5.   ACQUISITION

     As discussed in Note 1, on November 27, 1996, the Company acquired from Praxair all of the outstanding capital stock of the Predecessor Company. The Acquisition has been accounted for under the purchase method of accounting. Accordingly, portion of the purchase price of $174,921 has been allocated on a preliminary basis to the assets and liabilities of the Company based on their respective fair values as of the date of the Acquisition. The preliminary estimates of fair value may be revised at a later date.

     The preliminary allocation of the total purchase price to the assets and liabilities acquired is as follows:

          Purchase price-
              Purchase price of common stock and assets               $ 174,921

              Commissions, fees and expenses                             12,673
                                                                      ---------
                               Total purchase price                   $ 187,594
                                                                      =========

          Preliminary allocation of purchase price-
              Current assets                                          $  15,825
              Assets held for sale                                       10,000
              Property and equipment                                    169,839
              Other long-term assets                                      5,091
              Liabilities assumed                                       (13,161)
                                                                      ---------
                               Total purchase price                   $ 187,594
                                                                      =========

6.   HURRICANE INSURANCE CLAIMS

     During the third and fourth quarters of 1995, the Predecessor Company's Caribbean location was adversely impacted by three hurricanes. Operations at the facility were ceased for varying lengths of time from August 28, 1995, to October 3, 1995. Certain terminal assets sustained extensive damage and were repaired. A few marine items and shoreline installations were damaged or destroyed and replaced.

     The Predecessor Company and the Company have certain property and liability insurance policies with various insurance carriers. As of December 31, 1995, the Predecessor Company had incurred $8,121 of expenditures subject to hurricane insurance coverage and had received advances from its insurance carriers amounting to $3,110. The insurance claim receivable of $4,611 is included in other receivables as of December 31, 1995. The claims process related to the hurricane damages was settled in the third quarter of 1996 for $12,615. Through December 31, 1996, the Company incurred $19,367 of expenditures relating to hurricane repairs and betterments, of which $6,752 was capitalized as property and equipment.

7.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                   Predecessor Company
                                                 (Pre-Praxair Acquisition)          The Company
                                               ---------------------------   ----------------------------
                                                                Estimated                     Estimated
                                               Dec. 31,1995    Useful Life   Dec. 31,1996    Useful Life
                                               ------------    -----------   ------------    -----------

Land                                            $     396                     $     396
Land improvements                                   1,331      5-20 years         7,350      5-20 years
Buildings and improvements                          1,933     20-40 years           719      20-40 years
Plant machinery and terminals                     154,329      4-40 years       164,316      4-40 years
Field and office equipment                            853      3-15 years           188      3-15 years
                                                ---------                      --------
       Total property and equipment, at cost      158,842                       172,969

Less- Accumulated depreciation                    (56,937)                         (653)
                                                ---------                     ---------
       Property and equipment, net              $ 101,905                     $ 172,316
                                                =========                     =========

     During the first quarter of 1995, the Predecessor completed the construction of, and began leasing and operating a 5.0 million barrel crude oil terminal with a single point mooring system. In connection with the Acquisition, Praxair terminated this off-balance sheet financing arrangement and paid in full all obligations related to this lease.

     Effective January 1, 1995, the Predecessor Company extended the depreciable lives of its tanks and jetty from 20 and 15 years to 40 and 25 years, respectively. This change resulted in a corresponding reduction of depreciation expense of $2,681 for 1995.

     During construction of their facilities, the Company and its Predecessor allocate interest to the cost of the constructed facility. Interest capitalized to constructed facilities amounted to $0 and $71 for 1994 and 1995, respectively, and $162 and $0 for the period ended November 27, 1996, and for the period ended December 31, 1996, respectively.


8.   ASSETS HELD FOR SALE

     Assets held for sale represent management's estimate of the proceeds from the anticipated sale of the M/V Megan D. Gambarella, a marine vessel. The Company has estimated the proceeds of this sale to be $10 million although the actual proceeds of such sale may not equal such estimates. The estimated fair value of this asset has been reclassified from property and equipment to assets held for sale. This asset is still in operation, and the revenues and costs associated with operating the asset are included in the accompanying financial statements.

     Certain of the ultimate parent's preferred stock agreements contain features which may require the Parent to cause the Company to dividend or otherwise remit the proceeds of these assets. Accordingly, $10,000 of the Company's common stock has been classified outside the equity section as stockholders' equity subject to reduction.

9.   DEBT


     The Predecessor Company

     The Predecessor had a short-term and unsecured revolving credit line of $2,500 used to cover letters of credit, of which $0 was outstanding at December 31, 1995. This credit line, guaranteed by Praxair/CBI, bore interest quarterly at one-, two- or three-month London Interbank Offer Rates (LIBOR) plus 50 basis points. Subsequent to the Merger, Praxair assumed the guarantee for the credit line and just prior to the Acquisition, paid and terminated this credit line. Cash payments for interest to third parties were not significant for any of the periods presented.

     The Company

     The 11-3/4% First Mortgage Notes due 2003 were issued by the Parent on November 27, 1996 in connection with the Acquisition and pay interest on May 15 and November 15 of each year, commencing May 15, 1997. The Notes are redeemable, in whole or in part, at the option of the Issuers at any time on or after November 15, 2000, at the following redemption prices (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated:

                                              Optional
                               Year      Redemption Price
                               ----      ----------------
                               2000          105.875%
                               2001          102.938%
                               2002          100.000%

     Notwithstanding the foregoing, at any time on or prior to November 15, 1999, the Issuers may redeem up to 35% aggregate principal amount of the Notes with the proceeds of one or more equity offerings (as defined in the indenture) at a redemption price equal to 111.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, provided that after giving effect to such redemption, at least 65% aggregate principal amount of the Notes remains outstanding.

     The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of the Parent other than Statia Terminals Canada Incorporated, which is a co-obligor on the Notes. The Notes are also subject to certain financial covenants as set forth in the indenture, the most restrictive being that the Parent meet a consolidated fixed charge ratio of 2:1, which if met, will permit the Parent to make additional borrowings over and above the Parent's revolving credit facility discussed below.

     The Notes place certain restrictions on the Parent on paying dividends other than distributions from the proceeds of assets held for sale by the subsidiaries of the Parent as discussed in Note 8. Except with the occurrence of an event of default, subsidiaries of the Parent have no restrictions upon transfers of funds in the form of dividends, loans or cash advances.

     As of December 31, 1996, the Company had no principal payments maturing within the next five years under the Notes. Principal outstanding under the Notes is due in full on November 15, 2003.

     The Company had no cash payments for interest for the period ended December 31, 1996.

     The Company has a revolving credit facility (the "Credit Facility") which allows the Company to borrow up to $12,500 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of three eighths percent (0.375%) per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5% (8.75% at December 31, 1996). The Credit Facility constitutes senior indebtedness of the Company and is secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial covenants. The Credit Facility does not restrict the Company from transferring funds to the Parent in the form of dividends, loans or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to the Parent. The Credit Facility expires on November 27, 1999. As of December 31, 1996, the Company had approximately $10,481 available for borrowing under the Credit Facility as limited by the borrowing base computation and had no outstanding balance.


10.  SHAREHOLDERS' EQUITY

     Predecessor

     On January 18, 1991, the Predecessor issued 12,000 shares of preferred stock with a par value of $1.00 per share to an affiliate of CBI in consideration for an investment of $12.0 million. Each share of this preferred stock entitles the holder to one vote on matters put forth for shareholder approval. Preferred share dividends were not accrued until declared by Statia Terminals N.V. The preferred shares were non-cumulative and non-participating and dividends were paid at a rate of 8% per annum when declared. Preferred shareholders had preference upon liquidation over common shareholders. In conjunction with the Acquisition, this preferred stock was retired.

     On January 10, 1996, the Company declared dividends of $25,000 payable on January 11, 1996, to shareholders of record on January 10, 1996. All dividends were paid to affiliates of CBI.

     The Company


     The Company's equity structure consists of 19,395,000 shares issued and outstanding of $1 par value common stock. All common stock is indirectly owned by the Parent.

11.  RELATED-PARTY TRANSACTIONS

     Predecessor

     CBI, the ultimate sole stockholder of the Company's common stock, periodically advanced working capital funds to the Company through an affiliate, Statia Terminals, Inc.

     The Predecessor Company had regularly contracted with affiliates of CBI for the construction and expansion of its facilities and for certain repair and maintenance work. During 1994, 1995 and the period ended November 27, 1996, $1,173, $16,569 and $4,828, respectively, were paid to CBI affiliates for these activities related to its property and equipment. It is not possible to determine whether the results of operations and financial position of the Company would be significantly different had the Company contracted with independent third parties for its construction, expansion, repair and maintenance needs.

     Statia Terminals, Inc. directly and indirectly allocates certain corporate, operating and administrative services to the Company, including certain legal services, risk management, tax advice and return preparation, employee benefit administration, cash management and other services, some of which are ultimately provided by CBI. During 1995 and for the period ended November 27, 1996, $3,536 and $2,831, respectively, was paid to Statia Terminals, Inc. for these direct and indirect administrative services.

     The Company

     As a wholly owned subsidiary, the Company engages in various related-party transactions with its Parent and its subsidiaries. The unpaid portion of these transactions is included in the intercompany balance. All intercompany balances owed to Praxair or its affiliates were settled as a result of the Acquisition.

     The Parent and its subsidiaries directly and indirectly allocates certain corporate, operating and administrative services to the Company, including certain legal services, risk management, tax advice and return preparation, employee benefit administration, cash management and other services. For the period ended December 31, 1996, $1,805 was paid for the direct and indirect services.

12.  COMMITMENTS AND CONTINGENCIES

     Predecessor


     The Predecessor Company, CBI and others were defendants in a suit brought during January 1994, before the District Court of Harris County, Texas, 334th Judicial District, in which plaintiffs claim damages, primarily for lost profits, as a result of the Predecessor Company's alleged failure to lease certain Company owned property and tankage to the plaintiffs for a proposed vacuum tower project on the island of St. Eustatius. This case was settled by CBI and Praxair during 1996.

     The Company

     The Company is involved in various other claims and litigation arising from the conduct of its business. Based upon analysis of these legal matters and discussions with legal counsel, the Company believes that the ultimate outcome of these matters will not have a material adverse impact on the Company's financial position, results of operations or net cash flows.

     The Company complies with environmental regulations in the locations where it operates and is not aware of any environmental contingent liabilities which may have a material effect on its financial position and results of operations. Any environmental expenditures related to cleanup or remediation efforts are expensed when amounts can be reasonably estimated.

13.  LEASES

     The Company and the Predecessor Company lease marine equipment under cancelable and noncancelable operating leases. Minimum future rentals on operating leases for the next five years are as follows:

                              Year ending December 31-
                              1997          $3,406
                              1998           1,690
                              1999             651
                              2000            --
                              2001            --
                                            $5,747
                                            ------

     Rent expense on operating leases (other than the lease described below) amounted to approximately $3,040 and $4,405 for the years ended December 31, 1994 and 1995, respectively, and $3,551 and $363 for the period ended November 27, 1996 and for the period ended December 31, 1996.

     The Predecessor Company

     On November 17, 1993, the Company, through a subsidiary, entered into an agreement with a third party financier (First Salute Leasing, L.P.) pursuant to which a portion of its land on St. Eustatius was leased to this third party for the purpose of construction and operation of five million barrels of crude oil storage tanks and a single point mooring system. The Company acted as agent for the third party with regard to the construction of the facilities. The Company leased the facility from the third party for a period of five years beginning February 1, 1995. The aggregate construction cost incurred for these leased assets totaled $88,513. The facility became operational in the first quarter of 1995. Rent expense relating to this lease was $8,823, including $3,082 for recognition of lease residual value guarantee and $9,870, including $4,270 for recognition of lease residual value guarantee for 1995 and for the period ended November 27, 1996, respectively.

     At the completion of the initial five-year term, the Company had the option to extend the lease, purchase the facility from the lessor, or arrange for the leased properties to be sold to a third party. In the event of purchase or sale of these properties, the Company was obligated to the lessor for any shortfall between the purchase or sales price and the lease residual value guarantee. At December 31, 1995, the maximum amount of the residual value guarantee related to assets under this lease totaled $78,777. In connection with the Acquisition, Praxair terminated the above First Salute Leasing, L.P. off-balance-sheet financing arrangement and paid in full all obligations related to this lease.

                      Statia Terminals Canada, Incorporated
                                 and Subsidiary

                        Consolidated Financial Statements
                             as of December 31, 1996
                         Together With Auditors' Report

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Statia Terminals Canada, Incorporated and Subsidiary:

We have audited the accompanying consolidated balance sheet of STATIA TERMINALS CANADA, INCORPORATED (a Nova Scotia, Canada corporation) AND SUBSIDIARY (formerly Statia Terminals Point Tupper, Inc.) as of December 31, 1996, and the related consolidated statements of income and retained earnings and cash flows for the period from inception through December 31, 1996. We have also audited the accompanying consolidated balance sheet of Statia Terminals Point Tupper, Inc. (the "Predecessor") as of December 31, 1995 and the related consolidated statements of income and retained earnings and cash flows of the Predecessor from January 1, 1996 through November 27, 1996, and for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statia Terminals Canada, Incorporated and Subsidiary as of December 31, 1996, and the results of its operations and its cash flows for the period from inception through December 31, 1996, and the consolidated financial position of the Predecessor as of December 31, 1995, and the results of its operations and its cash flows from January 1, 1996 through November 27, 1996, and for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Chicago, Illinois
March 19, 1997

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

       The financial statements of the Company and the Predecessor Company are not comparable in certain respects (See Note 1).

                                                                        December 31
                                                                  -----------------------
                                                                    1995           1996
                                                                  --------       --------
                                                                Predecessor
                                                                  Company
                                                                (Pre-Praxair        The
                         ASSETS                                 Acquisition)      Company
-------------------------------------------------------------   ------------     ---------
CURRENT ASSETS:
    Cash and cash equivalents                                     $  1,207       $    854
                                                                  --------       --------
    Accounts receivable-
       Trade, less allowance for doubtful accounts of $42 in
         1995 and $94 in 1996                                          196            873
       Other                                                         2,241            629
    Inventory                                                          575          1,157
    Prepaid expenses                                                    62             67
    Receivable from affiliates                                        --            1,598
                                                                  --------       --------
                     Total current assets                            4,281          5,178

PROPERTY AND EQUIPMENT, net                                         79,156         29,036

OTHER NONCURRENT ASSETS, net                                        12,818          1,367
                                                                  --------       --------
                                                                  $ 96,255       $ 35,581
                                                                  ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                              $    698       $    688
    Accrued expenses and other current liabilities                   1,959          4,929
    Current portion of long-term debt                               14,800           --
    Payable to affiliates                                              704           --
                                                                  --------       --------
                     Total current liabilities                      18,161          5,617

LONG-TERM DEBT, net of current maturities                           51,600         28,060
                                                                  --------       --------

                     Total liabilities                              69,761         33,677
                                                                  --------       --------
STOCKHOLDERS' EQUITY:
    Preferred stock                                                 25,196           --
    Common stock                                                         2           --
    Additional paid-in capital                                      11,324          2,266
    Retained deficit                                               (10,028)          (362)
                                                                  --------       --------
                     Total stockholders' equity                     26,494          1,904
                                                                  --------       --------
                                                                  $ 96,255       $ 35,581
                                                                  ========       ========

   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED DEFICIT
                             (Dollars in thousands)

      The financial statements of the Company and the Predecessor Company are not comparable in certain respects (See Note 1).

                                                            Predecessor Company              The Company
                                               -----------------------------------------    --------------
                                                     Pre-Praxair            Post-Praxair
                                                     Acquisition            Acquisition
                                               -----------------------    ---------------
                                                      Year ended                                Period
                                                      December 31           Jan. 1, 1996    from Inception
                                                ----------------------        through           through
                                                 1994           1995       Nov. 27, 1996     Dec. 31, 1996
                                               --------       --------     -------------     -------------
REVENUES                                       $ 12,024       $ 11,143       $ 11,831          $  1,631
                                               --------       --------       --------          --------

COST OF SERVICES AND PRODUCTS SOLD                9,079          9,370         10,131             1,519
                                               --------       --------       --------          --------
          Gross profit                            2,945          1,773          1,700               112

ADMINISTRATIVE EXPENSES                           1,700          2,382          2,489               146
                                               --------       --------       --------          --------
          Income (loss) from operations           1,245           (609)          (789)              (34)

INTEREST EXPENSE                                  3,112          4,548          3,667               318

OTHER INCOME (EXPENSE)                              260            197           (408)                8
                                               --------       --------       --------          --------
          Loss before income taxes               (1,607)        (4,960)        (4,864)             (344)

PROVISION FOR INCOME TAXES                          156            155            332                18
                                               --------       --------       --------          --------
          Net loss                               (1,763)        (5,115)        (5,196)             (362)

PREFERRED STOCK DIVIDENDS                         1,004          1,424            792              --
                                               --------       --------       --------          --------
          Net loss to common stockholders        (2,767)        (6,539)        (5,988)             (362)

RETAINED DEFICIT, beginning of period              (722)        (3,489)          --                --
                                               --------       --------       --------          --------

RETAINED DEFICIT, end of period                $ (3,489)      $(10,028)      $ (5,988)         $   (362)
                                               ========       ========       ========          ========


   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

       The financial statements of the Company and the Predecessor Company are not comparable in certain respects (See Note 1).

                                                                                      Predecessor Company              The Company
                                                                         -----------------------------------------    --------------
                                                                                Pre-Praxair          Post-Praxair
                                                                                Acquisition           Acquisition
                                                                         -----------------------     -------------
                                                                                Year ended                              Period
                                                                                December 31          Jan. 1, 1996    from Inception
                                                                         -----------------------        through         through
                                                                           1994           1995       Nov. 27, 1996    Dec. 31, 1996
                                                                         --------       --------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $ (1,763)      $ (5,115)      $  (5,196)      $   (362)
                                                                         --------       --------       ---------       --------
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities-
      Depreciation, amortization and non-cash charges                       4,217          3,328           1,743            189
      Provision for bad debts                                                   7             34              52           --
      (Increase) decrease in accounts receivable-trade                       (145)           516            (824)           947
      (Increase) decrease in other receivables                             (1,204)           689            (512)          (629)
      Increase (decrease) in inventory                                        (25)          (550)         (1,302)           721
      (Increase) decrease in prepaid expense                                  221            (45)            (31)            26
      (Increase) decrease in intangible and other noncurrent assets        (1,002)             9             (74)          --
      (Decrease) increase in accounts payable                              (3,060)          (277)           (199)           189
      Increase (decrease) in accrued expenses                                (606)           477            (578)           997
      Increase (decrease) in payable to affiliates                             11            937            (704)          --
                                                                         --------       --------       ---------       --------
          Net cash provided by (used in) operating activities              (3,349)             3          (7,625)         2,078
                                                                         --------       --------       ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (9,497)        (9,667)           (819)          (306)
  Acquisition of the Company                                                 --             --              --          (27,655)
  Transaction costs                                                          --             --              --           (1,990)
  Accrued transaction costs and purchase price                               --             --              --            2,488
                                                                         --------       --------       ---------       --------
          Net cash used in investing activities                            (9,497)        (9,667)           (819)       (27,463)
                                                                         --------       --------       ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in advances from affiliates                            --             --            99,823           (486)
  Sale of common stock                                                      1,201         10,000            --             --
  Sale of preferred stock                                                   7,501           --              --             --
  Redemption of preferred stock                                              --             --           (25,196)          --

  Bank borrowings                                                          10,468          1,950          66,000           --
  Repayment of bank borrowings                                             (6,144)          --          (132,400)          --
  Dividends paid to affiliates                                             (1,004)        (1,424)           (792)          --
  Issuance of 11-3/4% first mortgage notes                                   --             --              --           28,060
  Debt costs paid                                                            --             --              --           (1,335)
                                                                         --------       --------       ---------       --------
          Net cash provided by financing activities                        12,022         10,526           7,435         26,239
                                                                         --------       --------       ---------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (824)           862          (1,009)           854
CASH AND CASH EQUIVALENTS, beginning balance                                1,169            345           1,207           --
                                                                         --------       --------       ---------       --------
CASH AND CASH EQUIVALENTS, ending balance                                $    345       $  1,207       $     198       $    854
                                                                         ========       ========       ========-       ========

   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995, and 1996
                (Dollars in thousands, except share information)


1.   BASIS OF PRESENTATION

     The consolidated balance sheet as of December 31, 1996, and the consolidated statements of income and retained earnings and cash flows for the period from inception through December 31, 1996 (the "period ended December 31, 1996"), include the accounts of Statia Terminals Canada, Incorporated and its Subsidiary (the "Company"). The consolidated balance sheet as of December 31, 1995 and the consolidated statements of income and retained earnings and cash flows from January 1, 1996 through November 27, 1996 (the "period ended November 27, 1996"), and for the years ended December 31, 1995 and 1994 include the accounts of Statia Terminals Point Tupper, Inc. and Subsidiary (the "Predecessor Company").

     These consolidated financial statements are presented in United States dollars.

     The Predecessor Company

     The Predecessor Company includes the Statia Terminals Point Tupper, Inc. (incorporated in Nova Scotia, Canada) and its commonly owned affiliate, Point Tupper Marine Services Limited (incorporated in Nova Scotia, Canada). Significant intercompany balances and transactions have been eliminated.

     Prior to January 12, 1996, the Predecessor company was a wholly owned subsidiary of Statia Terminals, Inc. ("STI"), which was wholly owned by CBI Industries, Inc. ("CBI"). On January 12, 1996, pursuant to the Merger Agreement dated December 22, 1995 (the "Merger"), CBI became a wholly owned subsidiary of Praxair, Inc. ("Praxair"). This Merger transaction was reflected in the Predecessor Company's consolidated financial statements as a purchase effective January 1, 1996. Accordingly, the historical financial information provided herein, for periods prior to January 1, 1996, ("Pre-Praxair Acquisition") will not be comparable to subsequent Predecessor Company financial information or financial information of the Company.

     The Company

     The Company is an indirect wholly owned subsidiary of Statia Terminals International N.V. (the "Parent"), (incorporated in the Netherlands Antilles). The Company includes Statia Terminals Canada, Incorporated (incorporated in Nova Scotia, Canada) and Point Tupper Marine Services Limited (incorporated in Nova Scotia, Canada). Significant intercompany balances and transactions have been eliminated.

     On November 27, 1996, the Parent acquired from Praxair all of the outstanding capital stock of the Predecessor Company and certain of its affiliates (the "Acquisition"). The Parent is a newly organized company formed by Castle Harlan Partners II, L.P., a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank, management of the Parent and others. In connection with the Acquisition on November 27, 1996, the Predecessor Company amalgamated with the Company. The portion of the adjusted purchase price paid to Praxair for the capital stock of the Company was $27,665. The Acquisition was paid primarily by funds received by the Company from the issuance of the 11-3/4% first mortgage notes described in Note 7. The assets of the Company are pledged as collateral to secure these notes. The Acquisition has been accounted for under the purchase method of accounting.

     The Acquisition and the related application of purchase accounting (Note 5) resulted in changes to the capital structure of the Predecessor company and the historical basis of various assets and liabilities. The effect of such changes significantly impairs comparability of the financial position and results of operations of the Company and the Predecessor Company between periods.


2.   NATURE OF THE BUSINESS

     The Company and the Predecessor Company own and operate petroleum and other bulk liquid blending, transshipment and storage facilities located near Port Hawkesbury, Nova Scotia, Canada. The Company's terminaling services are furnished to some of the world's largest producers of crude oil, integrated oil companies, oil refiners, traders and petrochemical companies. In addition, the Company and the Predecessor company provide a variety of related terminal services including the supplying of bunker fuels for vessels, spill response, brokering of product trades and ship services. Statia Terminals, Inc. ("STI") provides administrative services for its subsidiaries and affiliates from its office in Deerfield Beach, Florida.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

     These consolidated financial statements have been prepared in conformity with generally accepted accounting principles as promulgated in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Management is also required to make judgments regarding disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Revenue Recognition

     Revenues from storage and throughput operations are recognized ratably as the services are provided. Revenues and commissions from bunkering services, vessel services and product sales are recognized at the time of delivery of the service or product.

     Significant Customers

     The Company's revenues from a refiner constituted approximately 56.4% of the Predecessor's total revenues for the period ended November 27, 1996, and 36.9% of the Company's total revenues for the period from November 27, 1996 to December 31, 1996. In addition, approximately 16.2% of the Predecessor's revenues for the period ended November 27, 1996 and 42.5% of the Company's revenues for the period ended December 31, 1996, were derived from parties unaffiliated with the above mentioned customer but were generated by the movement of such products through the terminals. In addition, the Company's revenues from a refiner and two petroleum product brokers constituted approximately 61.6%, 14.6% and 6.2%, respectively, of the Company's total 1995 revenues. In addition, approximately 7.6% of the Company's 1995 revenues were derived from parties unaffiliated with the above mentioned customers and were generated by the movement of such products through the terminals. No other customer accounted for more than 5% of the Predecessor's or the Company's 1995 or 1996 revenues directly or indirectly. Although the Company has a long-standing relationship and a long-term contract with one customer, if the long-term contract were not renewed at the end of the term, in the year 2000, or if the Company otherwise lost any significant portion of its revenues from this customer, such loss could have a material adverse effect on the business and financial condition of the Company. The Company also has long-term contracts with certain other key customers and there can be no assurance that these contracts will be renewed at the end of their terms.

     Foreign Currency Translation and Exchange

     The financial statements include foreign currency transactions and foreign currency financial statement amounts translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation." Substantially all of the Company's and its Predecessor's transactions are denominated in U.S. dollars.

     Cash and Cash Equivalents

     The Company's and Predecessor's excess cash is invested in short-term, highly liquid investments with maturities of three months or less. Such short-term investments are carried at cost, which approximates market, and are classified as cash and cash equivalents.

     Financial Instruments


     The Company uses various methods and assumptions to estimate the fair value of each class of financial instrument. Due to their nature, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Due to the recent issuance of the Notes, the carrying value approximates fair value. The Company's other financial instruments are not significant.

     Inventory

     Inventory of oil products is valued at the lower of weighted average cost or estimated market value.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets. Additions to property and equipment and facility improvements are capitalized. Repair and maintenance expenditures which do not materially increase asset values or extend useful lives are expensed.

     SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company and its Predecessor continually evaluate factors, events and circumstances which include, but are not limited to its historical and projected operating performance, specific industry trends and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company and its Predecessor use an estimate of undiscounted cash flows over the remaining lives of the long-lived assets in measuring their recoverability.

     Intangible Assets

     Intangible assets include goodwill, organizational costs and preoperating expenditures. The excess of cost over the fair value of tangible net assets acquired has been capitalized as goodwill and is being amortized on a straight-line basis over the periods of expected benefit, which do not exceed 40 years. Organizational costs and preoperating expenditures are amortized evenly over five-year periods. Amortization expense was $929 and $1,311, in 1994 and 1995, respectively, and $664 for the period from January 1, 1996 through November 27, 1996, related to these intangible assets. Accumulated amortization was $2,693 at December 31, 1995.


     Other Noncurrent Assets

     Other noncurrent assets consist primarily of deferred financing costs. The Company's costs related to establishing debt obligations are amortized ratably over the life of the underlying obligations. Amortization expense was $18 for the period ended December 31, 1996.

     Accrued Expenses

     Accrued expenses as of December 31, 1996, consist primarily of purchase price adjustments related to the Acquisition, environmental reserves and accrued interest in the amount of $665, $1,500 and $316, respectively.

     Income Taxes

     The Company and its Predecessor determine the tax provision and deferred tax balances in compliance with SFAS No. 109, "Accounting for Income Taxes." Under this approach, the provision for income taxes represents income taxes paid or payable for the current year adjusted for the change in deferred taxes during the year. Deferred income taxes reflect the net tax effects of temporary differences between the financial statement bases and the tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.


4.   PRAXAIR PURCHASE ACCOUNTING

     As discussed in Note 1, prior to January 12, 1996, the Predecessor Company was a wholly owned subsidiary of CBI. On January 12, pursuant to the Merger Agreement dated December 22, 1995, CBI became a wholly owned subsidiary of Praxair. This Merger transaction was reflected in the Predecessor Company's consolidated financial statements as a purchase effective January 1, 1996. The portion of the fair value assigned to the Predecessor company as of the merger date was approximately $27,000, excluding bank borrowings and Praxair and CBI intercompany and advance accounts ("Merger Value").

     The allocation of the Merger Value to the assets and liabilities acquired, based on the estimated fair value assigned, is as follows:

          Merger Value                                         $ 27,000

          Less:
               Bank borrowings                                  (66,000)
               Intercompany/advance accounts                     (1,000)
                                                               --------
                                                               $(40,000)
                                                               ========

          Allocation of Merger Value-

               Total current assets                            $  3,000
               Property and equipment                            27,000
               Other noncurrent assets                            2,000
               Liabilities assumed                              (72,000)
                                                               --------
                                                               $(40,000)
                                                               ========

5.   ACQUISITION

     As discussed in Note 1, on November 27, 1996, the Company acquired from Praxair all of the outstanding capital stock of the Predecessor Company. The Acquisition has been accounted for under the purchase method of accounting. Accordingly, the portion of the purchase price of approximately $27,665 has been allocated on a preliminary basis to the assets and liabilities of the Company based on their respective fair values as of the date of the Acquisition. The preliminary estimates of fair value may be revised at a later date.

     The preliminary allocation of the total purchase price to the assets and liabilities acquired is as follows:

          Purchase price                                        $27,665
          Commissions, fees and expenses                          3,326
                                                                -------
                    Total purchase price                        $30,991
                                                                =======

          Preliminary allocation of purchase price-
               Current assets                                   $ 3,989
               Property and equipment                            28,901
               Other long-term assets                             1,448
               Liabilities assumed                               (3,347)
                                                                -------
                    Total purchase price                        $30,991
                                                                =======


6.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

                                                        Predecessor Company                      The Company
                                                  --------------------------------       ------------------------------
                                                      Pre-Praxair Acquisition
                                                  --------------------------------
                                                                        Useful                               Useful
                                                      1995               Life                1996             Life

                                                  -----------      ---------------       -----------    ---------------
Land                                                $   273               --               $   273             --
Land improvements                                         2           5-20 years                20         5-20 years
Buildings and improvements                              569          20-40 years               366        20-40 years
Plant machinery and terminals                        81,820           4-40 years            26,587         4-40 years
Field and office equipment                            2,117           3-15 years             1,961         3-15 years
                                                  -----------                            -----------
           Total property and equipment,
              at cost                                84,781                                 29,207

Less- Accumulated depreciation                       (5,625)                                  (171)
                                                  -----------                            -----------
           Property and equipment, net              $79,156                                $29,036
                                                  ===========                            ===========

     Effective January 1, 1995, the Predecessor Company extended the depreciable lives of certain marine installations and tanks from 15 and 20 years to 25 and 40 years, respectively. This change resulted in a corresponding reduction of depreciation expense of $1,662 for 1995.

     During construction of their facilities, the Company and its Predecessor allocate interest to the cost of the constructed facility. Interest capitalized to constructed facilities amounted to $716 and $843 for 1994 and 1995, respectively, $165 for the period ended November 27, 1996 and $0 for the period ended December 31, 1996.


7.   DEBT

     Predecessor

     At December 31, 1995, the Predecessor Company had $56,400 outstanding on a long-term debt agreement secured by property and equipment at the facility of which $4,800 was currently payable. A guarantee was provided by CBI. This obligation bore interest at one-, two-, or six-month U.S. prime rates, London Interbank Offer Rates (LIBOR) or Canadian bankers acceptance rates, plus 75 basis points, at the option of the Company. The weighted average interest rate for 1995 was 6.7% and 5.8% for the period ended November 27, 1996. The debt agreement required the Company and CBI to maintain various debt covenants. This debt guarantee was assumed by Praxair subsequent to the Merger and paid in full by Praxair just prior to the Acquisition.

     The Predecessor had two short-term and unsecured revolving credit lines aggregating $10,000 used to cover working capital needs and letters of credit, of which $10,000 was outstanding at December 31, 1995. These credit lines, guaranteed by CBI, bore interest quarterly at one-, two- or three-month LIBOR plus 50 basis points (6.3% at December 31, 1995). Subsequent to the Merger, Praxair assumed the guarantee for the credit lines and just prior to the Acquisition, paid and terminated these credit lines.

     In 1993, the Predecessor Company entered into an interest rate swap agreement, guaranteed by CBI, based on a notional amount of $20,000 whereby the Predecessor Company made semiannual interest payments at an annual rate of 5.91% through October 21, 1996, in exchange for the right to receive interest payments at floating rates (5.8750% at December 31, 1995) semiannually through October 21, 1996. The swap agreement was extendible for two additional years at the option of the Predecessor Company. The interest rate swap agreement was intended to qualify as a hedge against variable debt borrowings. The fair market value of the interest rate swap and related option agreement was $1 as of December 31, 1995, which was estimated based upon the net amount that would be paid to terminate the agreement, utilizing quoted prices for comparable contracts and discounted cash flows. Subsequent to the Merger, Praxair assumed the interest rate swap agreement.

     Cash payments for interest were $2,951 and $4,494 for 1994 and 1995, respectively, and $4,455 for the period ended November 27, 1996.

     The Company

     The 11-3/4% First Mortgage Notes due 2003 (the "Notes") were issued by the Company on November 27, 1996 in connection with the Acquisition and pay interest on May 15 and November 15 of each year, commencing May 15, 1997. The Notes are redeemable, in whole or in part, at the option of the Issuers at any time on or after November 15, 2000, at the following redemption prices (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated:

                                       Optional
                    Year           Redemption Price
                    ----           ----------------
                    2000               105.875%
                    2001               102.938%
                    2002               100.000%

     Notwithstanding the foregoing, at any time on or prior to November 15, 1999, the Issuers may redeem up to 35% aggregate principal amount of the Notes with the proceeds of one or more equity offerings (as defined in the debt indentures) at a redemption price equal to 111.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, provided that after giving effect to such redemption, at least 65% aggregate principal amount of the Notes remains outstanding.

     The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of the Parent other than the Company which is a co-obligor of the Notes. The Notes are also subject to certain financial covenants as set forth in the Indenture, the most restrictive of which requires that the Parent meet a consolidated fixed charge ratio of 2:1, which if met, will permit the Parent to make additional borrowings over and above the Company's revolving credit facility discussed below.

     The Notes place certain restrictions on the Parent on paying dividends other than distributions from the proceeds of the assets held for sale by the subsidiaries of the Parent. Except with the occurrence of an event of default, subsidiaries of the Parent have no restrictions upon transfers of funds in the form of dividends, loans or cash advances.

     As of December 31, 1996, the Company had no principal payments maturing within the next five years under the Notes. Principal outstanding under the Notes is due in full on November 15, 2003.

     The Company has a revolving credit facility (the "Credit Facility") which allows the Company to borrow up to $5,000 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of three eighths percent (0.375%) per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5% (8.75% at December 31, 1996). The Credit Facility constitutes senior indebtedness of the Company and is secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial covenants. The Credit Facility does not restrict the

     Company from transferring funds to the Parent or its subsidiaries in the form of dividends, loans or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to the Parent. The Credit Facility expires on November 27, 1999. As of December 31, 1996, the Company had approximately $1,465 available for borrowing under the Credit Facility as limited by the borrowing base computation and had no balance outstanding.

     The Company had no cash payments for interest for the period ended December 31, 1996.


8.   SHAREHOLDERS' EQUITY

     Predecessor

     On October 22, 1993, and March 15, 1994, Statia Terminals Point Tupper, Inc. issued 14,689 shares and 10,311 shares, respectively, of first preferred stock to a Canadian affiliate of CBI in exchange for an aggregate contribution of Cdn $25,000 (U.S.$18,577). The first preferred stock was non-voting, cumulative and redeemable at the option of either the issuer or the holder. Preferred dividends were accrued and paid quarterly at a rate of .25% above the preferred shareholder's borrowing rate as established by the shareholder's lending institution. During 1994, 1995 and the period ended November 27, 1996, Statia Terminals Point Tupper paid dividends of $1,004, $1,424 and $792, respectively. First preferred shareholders had preference upon liquidation over all other classes of preferred shareholders as well as common shareholders. This preferred stock was retired in conjunction with the Acquisition.

     The Company

     The Company's equity structure consists of 1,000,000 shares of authorized no par common stock with one share outstanding. All common stock is indirectly owned by the Parent.


9.   INCOME TAXES

     The Company and the Predecessor are subject to large corporation tax based on 0.225% of the Company's total equity and have incurred certain costs which are accounted for differently for financial reporting and Canadian taxation purposes. Timing differences in the recognition of expenses occur primarily as a result of differing provisions for depreciating property and equipment and amortization of goodwill, deferred financing costs, organizational costs and preoperating expenditures. Certain expenditures are not deductible for taxation purposes. In addition, the Predecessor has incurred taxable losses which will be available for utilization over a seven year period to offset future taxable income. Net operating loss carryforwards available to offset future Canadian taxable income were U.S., $7,967 and U.S. $7,482 as of December 31 1995, for the Predecessor, and December 31, 1996 for the Company, respectively, and expire in varying amounts after seven year periods through 2003.

10.  RELATED-PARTY TRANSACTIONS

     Predecessor

     As a wholly owned subsidiary of STI, the Predecessor engaged in various related-party transactions with STI and its affiliates. The unpaid portion of these transactions is included in intercompany balances.

     STI allocated certain corporate, operating and administrative services to the Predecessor including certain legal services, risk management, tax advice and return preparation, employee benefit administration, cash management and other services. During 1994 and 1995, and for the period ended November 27, 1996, $1,700, $2,382, and $1,610, respectively, was paid for these direct and indirect services.

     The Company


     As a wholly owned subsidiary, the Company engages in various related-party transactions with the Parent and its subsidiaries. The unpaid portion of these transactions is included in the intercompany balance. All intercompany balances owed to Praxair or its affiliates were settled as a result of the Acquisition.

     The Parent and its subsidiaries allocates certain corporate, operating and administrative services to the Company including certain legal services, risk management, tax advice and return preparation, employee benefit administration, cash management and other services. For the period ended December 31, 1996, $1,026 was paid for these direct and indirect services.


11.  COMMITMENTS AND CONTINGENCIES

     In connection with the Acquisition, studies were undertaken by and for Praxair to identify potential environmental, health and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper facility. Praxair has agreed to pay for certain of these costs currently estimated at approximately $3,100 representing certain investigation, remediation, compliance and capital costs. To the extent that certain of these matters exceed this estimate, Praxair has agreed to reimburse the Company for these future expenditures. Additionally, the Company has identified additional environmental costs at Point Tupper of approximately $1,500. These costs represent pre-emptive capital improvements designed to mitigate or prevent future environmental exposures and improve the overall safety of the Company's facilities. The Company believes that these environmental costs subject to the foregoing reimbursements will not have a material adverse effect on the Company's financial position, results of operations or net cash flows.

     The Company is involved in various other claims and litigation arising from the conduct of its business. Based upon analysis of legal matters and discussions with legal counsel, the Company believes that the ultimate outcome of these matters will not have a material adverse impact on the Company's financial position, net cash flows or results of operations.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Statia Terminals International N.V.
Date:  May 13, 1997                         (Registrant)

                                            By: /s/ James G. Cameron
                                               ---------------------------------
                                               James G. Cameron
                                               Managing Director

                                            By: /s/ James F. Brenner
                                               ---------------------------------
                                                James F. Brenner
                                                Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this 1996 Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ James G. Cameron
--------------------------
James G. Cameron                 Managing Director                  May 13, 1997
                                 (Principal Executive Officer)

/s/ John K. Castle
--------------------------
John K. Castle                   Managing Director                  May 13, 1997


/s/ David B. Pittaway
--------------------------
David B. Pittaway                Managing Director                  May 13, 1997


/s/ Justin B. Wender
--------------------------
Justin B. Wender                 Managing Director                  May 13, 1997


/s/ James F. Brenner
--------------------------
James F. Brenner                 Vice President and                 May 13, 1997
                                 Treasurer (Principal
                                 Financial and Accounting
                                 Officer)


                                    Page S-1

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Statia Terminals Canada, Incorporated
Date:  May 13, 1997                       (Registrant)

                                          By:  /s/ Paul R. Crissman
                                               ---------------------------------
                                               Paul R. Crissman
                                               Director and President



                                          By:  /s/ James F. Brenner
                                               ---------------------------------
                                               James F. Brenner
                                               Vice President-Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this 1996 Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Paul R. Crissman
--------------------------
Paul R. Crissman                 Director and President             May 13, 1997
                                 (Principal Executive Officer)

/s/ Clarence W. Brown
--------------------------
Clarence W. Brown                Director                           May 13, 1997


/s/ James G. Cameron
--------------------------
James G. Cameron                 Director                           May 13, 1997


/s/ James F. Brenner
--------------------------
James F. Brenner                 Vice President - Finance           May 13, 1997
                                 (Principal Financial and
                                 Accounting Officer)


                                    Page S-2

                                Exhibits Index
                                --------------

Exhibit                                                                                     Page
Number     Description of Exhibit                                                           Number
------     ----------------------                                                           ------
3.1*       Articles of Incorporation Statia Terminals International N.V.

3.2*       Memorandum and Articles of Association of Statia Terminals Canada,
              Incorporated

3.3*       Order of the Supreme Court of Nova Scotia approving the Amalgamation
              Agreement between Statia Terminals Canada, Incorporated and Statia
              Terminals Point Tupper, Inc. filed at the Registry of Joint Stock
              Companies at Halifax, Nova Scotia

4.1*       Indenture, dated as of November 27, 1996, among and Statia Terminals
              International N.V., Statia Terminals Canada, Incorporated, as
              Issuers, and Statia Terminals Corporation N.V., Statia Terminals
              Delaware, Inc., Statia Terminals, Inc., Statia Terminals N.V.,
              Statia Delaware Holdco II, Inc., Saba Trustcompany N.V., Bicen
              Development Corporation N.V., Statia Terminals Southwest, Inc.,
              W.P. Company, Inc., Seven Seas Steamship Company, Inc., Seven Seas
              Steamship Company (Sint Eustatius) N.V., Point Tupper Marine
              Services Limited, Statia Laboratory Services N.V., Statia Tugs
              N.V. (collectively, the "Subsidiary Guarantors") and Marine
              Midland Bank.

4.2*       Specimen Certificate of 11 3/4% Series A First Mortgage Note due 2003
              (included in Exhibit 4.1 hereto).

4.3*       Specimen Certificate of 11 3/4% Series B First Mortgage Note due 2003
              (included in Exhibit 4.1 hereto).

4.4*       Form of Guarantee of securities issued pursuant to the Indenture
              (included in Exhibit 4.1 hereto).

4.5*       Registration Rights Agreement, dated as of November 27, 1996, by and among Statia Terminals International N.V., Statia Terminals
              Canada, Incorporated, the Subsidiary Guarantors and Dillon, Read &
              Co. Inc.

4.6*       Share Pledge Agreement, dated as of November 27, 1996, by and between
              Statia Terminals International N.V. and Marine Midland Bank.

4.7*       Share Pledge Agreement, dated as of November 27, 1996, by and between
              Statia Terminals N.V. and Marine Midland Bank.

4.8*       Share Pledge Agreement, dated as of November 27, 1996, by and between

              Statia Terminals Corporation N.V. and Marine Midland Bank.

4.9*       Share Pledge Agreement, dated as of November 27, 1996, by and between
              Seven Seas Steamship Company, Inc. and Marine Midland Bank.

4.10*      Fiduciary Transfer of Tangible Assets Agreement, dated as of November
              27, 1996, by and between Statia Terminals N.V., Saba Trustcompany
              N.V., Bicen Development Corporation N.V., Statia Laboratory
              Services N.V., Statia Tugs N.V., Seven Seas Steamship Company
              (Sint Eustatius) N.V. and Marine Midland Bank.

4.11*      Fiduciary Assignment of Intangible Assets Agreement, dated as of
              November 27, 1996, by and between Statia Terminals International
              N.V., Statia Terminals Corporation N.V., Statia Terminals N.V.,
              Saba Trustcompany N.V., Bicen Development Corporation N.V., Statia
              Laboratory Services N.V., Seven Seas Steamship Company (Sint
              Eustatius) N.V., Statia Tugs N.V. and Marine Midland Bank.

4.12*      Deed of Mortgage, dated as of November 27, 1996, by and among Statia
              Terminals N.V., Statia Laboratory Services N.V., Saba Trustcompany
              N.V. and Bicen Development Corporation N.V. as mortgagors and
              Marine Midland Bank as mortgagee.

4.13*      Fixed and Floating Charge Debenture, made as of November 27, 1996, between Statia Terminals Canada, Incorporated and Marine Midland
              Bank.

4.14*      Debenture Delivery Agreement, dated as of November 27, 1996, between
              Statia



                               Page E-1


           Terminals Canada, Incorporated and Marine Midland Bank.

4.15*      Securities Pledge Agreement, made as of November 27, 1996, between
              Statia Terminals Canada, Incorporated and Marine Midland Bank.

4.16*      Securities Pledge Agreement, dated as of November 27, 1996, between
              Statia Terminals Corporation N.V. and Marine Midland Bank.

4.17*      Debt Allocation Agreement, dated as of November 27, 1996, between
              Statia Terminals International N.V. and Statia Terminals Canada,
              Incorporated.

4.18*      United States Securities Pledge and Security Agreement, dated as of
              November 27, 1996, by and among Statia Terminals International

              N.V., Statia Delaware Holdco II, Statia Terminals Delaware, Inc.,
              Statia Terminals, Inc., W.P. Company, Inc. and Marine Midland
              Bank.

10.1*      Storage and Throughput Agreement, dated as of May 6, 1993 ("Storage and Throughput Agreement").

10.2*      Marine Fuel Agreement, dated as of May 6, 1993 ("Marine Fuel
              Agreement").

10.3*      Amendment, dated as of January 1, 1996 to (i) the Storage and
              Throughput Agreement and (ii) the Marine Fuel Agreement.

10.4*      Storage and Throughput Agreement, dated as of August 20, 1993.

10.5*      Storage and Throughput Agreement, dated as of August 1, 1994.

10.6*      Employment Agreement, dated as of November 27, 1996, between Statia
              Terminals Group N.V., Statia Terminals, Inc. and James G. Cameron.

10.7       Employment Agreement, dated as of November 27, 1996, between Statia
              Terminals Group N.V., Statia Terminals, Inc. and Thomas M.
              Thompson, Jr.

10.8       Employment Agreement, dated as of November 27, 1996, between Statia
              Terminals Group N.V., Statia Terminals, Inc. and Robert R. Russo.

10.9       Employment Agreement, dated as of November 27, 1996, between Statia
              Terminals Group N.V., Statia Terminals, Inc. and John D. Franklin.

10.10*     Employment Agreement, dated as of November 27, 1996, between Statia
              Terminals Group N.V., Statia Terminals, Inc. and James F. Brenner.

10.11*     Employment Agreement, dated as of November 27, 1996, between Statia
              Terminals Group N.V., Statia Terminals, Inc. and Jack R. Pine.

10.12*     Loan and Security Agreement, dated as of November 27, 1996 between
              Congress Financial Corporation (Florida) and Statia Terminals N.V.

10.13*     Loan Agreement, dated as of November 27, 1996, by and among Congress
              Financial Corporation (Canada), Statia Terminals Canada,
              Incorporated and Point Tupper Marine Services Limited.

10.14*     Brownsville Navigation District Contracts No. 2790, dated as of May
              17, 1993, between the Brownsville Navigation District and Statia
              Terminals Southwest, Inc.

10.15*     Brownsville Navigation District Contracts No. 2826, dated as of
              January 14, 1994, between the Brownsville Navigation District and
              Statia Terminals Southwest, Inc.

21.1       Subsidiaries of the Registrants.

27.1       Financial Data Schedule for Statia Terminals International N.V.

27.2       Financial Data Schedule for Statia Terminals Canada, Incorporated.


* Incorporated by reference to the Registration Statement of Statia and Statia Canada on Form S-4, dated December 20, 1996, and amendments thereto filed with the U.S. Securities and Exchange Commission (Registration Statement No. 333-18455), which became effective on February 14, 1997.

(b)  Reports of Form 8-K

          None.


                               Page E-2