Form 10-Q
period 1997-03-31
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 1997-05-15
CIK 1029101, 1029102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended      March 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to _______________________

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

                              --------------------

         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days   Yes X   No
                                                      ---    ---

         The equity securities of the registrants have not been, and are not required to be, registered under either the Securities Act of 1933 or the Securities Exchange Act of 1934.

                       Statia Terminals International N.V.

                                       and

                      Statia Terminals Canada, Incorporated

                          Quarterly Report on Form 10-Q

                                Table of Contents

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                  Consolidated Balance Sheets                               1
                  Consolidated Statements of Income                         2
                  Consolidated Statement of Cash Flows                      3
                  Notes to Consolidated Financial Statements                4
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk        15

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16
Item 2.  Changes in Securities                                             16
Item 3.  Defaults Upon Senior Securities                                   16
Item 4.  Submission of Matters to a Vote of Security Holders               16
Item 5.  Other Information                                                 16
Item 6.  Exhibits and Reports on Form 8-K                                  16

         This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in Items 1, 2 and 3 of Part I hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of fluctuations in the supply of and demand for crude oil and other petroleum products, changes in the liquid terminaling industry, changes in government regulations affecting the petroleum industry, the financial condition of the Company's customers, adverse weather conditions, the condition of the United States economy and other matters set forth in the Report. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                     PART I.

                              FINANCIAL INFORMATION

                          Item 1. Financial Statements
            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                           Unaudited
                                       December 31,        March 31,
                                           1996               1997
                                     -----------------  -----------------
ASSETS
Current assets:
      Cash and cash equivalents        $   9,264          $  10,326
      Accounts receivable -
         Trade, net                       12,165              7,426
         Other                             3,096              1,496
      Inventory, net                       4,969              2,959
      Prepaid expenses                     1,036                938
      Assets held for sale                20,000             20,000
                                       ---------          ---------
          Total current assets            50,530             43,145

Property and equipment, net              203,187            201,661
Other non-current assets, net              6,438              6,210
                                       ---------          ---------

                                       $ 260,155          $ 251,016
                                       =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable - trade         $   9,926          $   6,366
      Accrued interest expense             1,521              5,449
      Accrued expenses                    15,303              8,696
                                       ---------          ---------
          Total current liabilities       26,750             20,511

Long-term debt                           135,000            135,000
                                       ---------          ---------
          Total liabilities              161,750            155,511
                                       ---------          ---------

Equity subject to reduction               20,000             20,000

Stockholders' equity:
      Common stock                             6                  6
      Additional paid-in capital          78,494             78,494
      Accumulated deficit                    (95)            (2,995)

                                       ---------          ---------
          Total stockholders' equity      78,405             75,505
                                       ---------          ---------

                                       $ 260,155          $ 251,016
                                       =========          =========


   The accompanying notes are an integral part of these financial statements.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES Consolidated Statements of Income and Accumulated Deficit
                             (Dollars in thousands)

                                                           Unaudited                Unaudited
                                                         Quarter Ended             Quarter Ended
                                                         March 31, 1996           March 31, 1997
                                                            --------                  --------

Revenues                                                    $ 38,453                  $ 32,709

Costs of services and products sold                           34,302                    28,600
                                                            --------                  --------

    Gross profit                                               4,151                     4,109

Administrative expense                                         1,434                     1,479
                                                            --------                  --------

    Income from operations                                     2,717                     2,630

Interest expense                                               1,248                     3,977
                                                            --------                  --------

    Income (loss) before income taxes                          1,469                    (1,347)

Provision for income taxes                                        99                       203
                                                            --------                  --------

    Net income (loss)                                          1,370                    (1,550)

Preferred dividends                                              281                        --
                                                            --------                  --------

    Net income (loss) available to common shareholders         1,089                    (1,550)

Retained earnings (deficit), opening balance                      --                       (95)

Dividends paid                                               (25,000)                   (1,350)
                                                            --------                  --------

Accumulated deficit, closing balance                        $(23,911)                 $ (2,995)
                                                            ========                  ========

   The accompanying notes are an integral part of these financial statements.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)


                                                                                 Unaudited                Unaudited
                                                                               Quarter ended           Quarter ended
                                                                              March 31, 1996           March 31, 1997
                                                                              --------------           --------------
Cash flows from operating activities:
       Net income (loss)                                                          $  1,370               $ (1,550)
       Adjustments to reconcile net income (loss) to net cash
           provided by operating activities-
             Depreciation and amortization expense                                   2,479                  2,690
             Provision for bad debts                                                    27                   --
             Gain on disposal of fixed assets                                           25                      3
             Decrease (increase) in accounts receivable-trade                         (218)                 4,739
             Decrease (increase) in other receivables                               (3,651)                 1,600
             Decrease (increase) in inventory, net                                    (807)                 2,010
             Decrease in prepaid expenses                                               45                     97
             (Increase) decrease in other non-current assets                           (17)                  --
             Increase (decrease) in accounts payable - trade                         1,750                 (3,562)
             (Decrease) in accrued expenses                                           (472)                (2,678)
                                                                              --------------           --------------
                   Net cash provided by operating activities                           531                  3,349
                                                                              --------------           --------------

Cash flows from investing activities:
       Purchase of property and equipment                                           (2,435)                  (937)
                                                                              --------------           --------------
                   Net cash used in investing activities                            (2,435)                  (937)
                                                                              --------------           --------------

Cash flows from financing activities:
       Bank loan repayments                                                         (1,200)                  --
       Increase in advances to affiliates                                           27,443                   --
       Dividends paid                                                              (25,324)                (1,350)
                                                                              --------------           --------------
                   Net cash provided by financing activities                           919                 (1,350)
                                                                              --------------           --------------

Increase (decrease) in cash and cash equivalents                                      (985)                 1,062

Cash and cash equivalents, beginning balance                                         1,469                  9,264
                                                                              --------------           --------------

Cash and cash equivalents, ending balance                                         $    484               $ 10,326
                                                                              ==============           ==============


Supplemental disclosure of cash flow information:
       Cash paid for income taxes                                                 $    147               $    146
       Cash paid for interest                                                     $  1,140               $    --

   The accompanying notes are an integral part of these financial statements.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1997

                             (Dollars in thousands)

1.  Summary of Significant Accounting Policies

         The unaudited consolidated financial statements of Statia Terminals International N.V. and its Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of the Company's management, the accompanying consolidated financial statements contain adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at March 31, 1997 and the results of operations and cash flows for the periods ended March 31, 1997 and 1996. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.  Acquisitions

         Prior to January 12, 1996, the Company was a wholly owned subsidiary of CBI Industries, Inc. On January 12, 1996, pursuant to the merger agreement dated December 22, 1995, CBI became a wholly owned subsidiary of Praxair, Inc. The Praxair purchase transaction was reflected in the Company's consolidated financial statements in accordance with the purchase method of accounting effective January 1, 1996. On November 27, 1996, the Company acquired from Praxair, Inc. all of the outstanding common shares of Statia Terminals, Inc. and its subsidiaries and certain affiliates (the "CHPII Acquisition"). The CHPII Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated on a preliminary basis to the assets and liabilities of the Company based on their respective fair values as of the date of the CHPII Acquisition. The preliminary estimates may be revised at a later date. The application of purchase accounting resulted in changes to the historical cost basis of accounting for certain assets. In addition, in conjunction with the Praxair and CHPII Acquisitions, the Company refinanced or paid its bank debt, retired certain preferred stock, satisfied an off-balance sheet lease obligation and issued 11-3/4% First Mortgage Notes (the "Notes"). Accordingly, the financial information provided in the consolidated statements of income and cash flows for the periods ended March 31, 1996 and 1997 may not be comparable. A solid black line has been inserted in the financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations where financial information may not be comparable across periods.


3. Financial Statements by Jurisdiction

         The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of Statia Terminals International N.V., other than Statia Terminals Canada, Incorporated ("Statia Canada") which is a co-obligor on the Notes. Each of the subsidiary guarantors are wholly-owned. The Company has several inactive non-guaranteeing subsidiaries which are inconsequential, individually and in the aggregate, and which have no assets, liabilities or operations, and are in process of being dissolved by the Company. The following condensed combining financial data illustrates the composition of the Company's subsidiary guarantors combined by jurisdiction as the enforceability of the guarantees may be affected differently under the laws of the foreign and domestic jurisdictions. Separate financial statements of the subsidiaries are not presented because management of the Company has determined that they are not material to investors.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES

                       Condensed Combining Balance Sheets

                             As of December 31, 1996

                             (Dollars in thousands)

                                                                                       Guaranteeing Subsidiaries
                                                                    ---------------------------------------------------------------
                                                                      Statia Terminals                    Netherlands
                                                  Statia Terminals     Canada, Inc.                       Antilles other
                                                 International N.V. (which includes all Statia Terminals   than Statia     United
ASSETS                                            (Unconsolidated)  Canadian entities)        N.V.        Terminals N.V.   States
                                                ------------------- ---------------------------------------------------------------
Current assets:
       Cash and cash equivalents                     $      7,065         $     854      $     1,304       $       41     $      -
       Accounts receivable -
          Trade, net                                            -               873           10,876              (88)         504
          Other                                                54               630            2,421               33          413
       Inventory, net                                           -             1,157            3,812                -            -
       Prepaid expenses                                         -                67               26                1          942
       Receivable from (payable to) affiliates            (11,020)                -              (37)          20,557       (4,517)
       Assets held for sale                                     -                 -           10,000                -       10,000
                                                ------------------- ---------------------------------------------------------------
           Total current assets                            (3,901)            3,581           28,402           20,544        7,342

Property and equipment, net                                     -            29,036          172,316            1,410          443
Investment in subsidiaries                                103,040                 -                -          180,424          213
Other non-current assets, net                                   -             1,366            5,039                -           33
                                                ------------------- ---------------------------------------------------------------

                                                     $     99,139         $  33,983      $   205,757       $  202,378     $  8,031
                                                =================== ===============================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

       Accounts payable                              $          -         $     688      $     5,453        $      43     $  4,199
       Accrued interest                                         -               316            1,205                -            -
       Accrued expenses                                       734             4,613            8,814              (29)       1,131
                                                ------------------- ---------------------------------------------------------------
           Total current liabilities                          734             5,617           15,472               14        5,330

Long-term debt                                                  -            28,060          106,940                -            -
Payable to (receivable from) CBI affiliates                     -            (1,597)           6,619                -            -
                                                ------------------- ---------------------------------------------------------------

           Total liabilities                                  734            32,080          129,031               14        5,330
                                                ------------------- ---------------------------------------------------------------

Equity subject to reduction                                20,000                 -                                              -

Stockholders' equity:

       Common stock                                             6                 0           19,395          159,006        3,000
       Additional paid-in capital                          78,494             2,266           56,847           43,207            -
       Retained earnings (deficit)                            (95)             (363)             484              151         (299)
                                                ------------------- ---------------------------------------------------------------
           Total stockholders' equity                      78,405             1,903           76,726          202,364        2,701
                                                ------------------- ---------------------------------------------------------------

                                                     $     99,139         $  33,983      $   205,757        $ 202,378     $  8,031
                                                =================== ===============================================================




                                                   Reclassifications
                                                         and            Consolidated
ASSETS                                               Eliminations          Total
                                                   -----------------   --------------
Current assets:
       Cash and cash equivalents                         $        -     $    9,264
       Accounts receivable -
          Trade, net                                              -         12,165
          Other                                                (455)         3,096
       Inventory, net                                             -          4,969
       Prepaid expenses                                           -          1,036
       Receivable from (payable to) affiliates               (4,983)             -
       Assets held for sale                                       -         20,000
                                                   -----------------   ------------
           Total current assets                              (5,438)        50,530

Property and equipment, net                                     (18)       203,187
Investment in subsidiaries                                 (283,677)             -
Other non-current assets, net                                     -          6,438
                                                   -----------------   ------------

                                                         $ (289,133)    $  260,155
                                                   =================   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

       Accounts payable                                  $     (457)    $    9,926
       Accrued interest                                           -          1,521
       Accrued expenses                                          40         15,303

                                                   -----------------   ------------
           Total current liabilities                           (417)        26,750

Long-term debt                                                    -        135,000
Payable to (receivable from) CBI affiliates                  (5,022)             -
                                                   -----------------   ------------
           Total liabilities                                 (5,439)       161,750
                                                   -----------------   ------------

Equity subject to reduction                                                 20,000

Stockholders' equity:

       Common stock                                        (181,401)             6
       Additional paid-in capital                          (102,320)        78,494
       Retained earnings (deficit)                               27            (95)
                                                   -----------------   ------------
           Total stockholders' equity                      (283,694)        78,405
                                                   -----------------   ------------

                                                         $ (289,133)    $  260,155
                                                   =================   ============

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           Notes to the Consolidated Financial Statements - Continued
                    Condensed Combining Statements of Income
                 For the Three Month Period Ended March 31, 1996
                             (Dollars in thousands)

                                                                                        Reclassifications
                                                                   Netherlands   United       and
                                                         Canada     Antilles     States   Eliminations       Total
                                                        --------    --------    --------    --------        --------
Revenues                                                $  3,259  $   34,688    $  1,905    $ (1,399)        $ 38,453

Costs of services and products sold                        3,225      30,461         680         (64)          34,302
                                                        --------    --------    --------    --------         --------

   Gross profit                                               34       4,227       1,225      (1,335)           4,151

Administrative expense                                       455         879       1,435      (1,335)           1,434
                                                        --------    --------    --------    --------         --------

   Income (loss) from operations                            (421)      3,348        (210)       --              2,717

Interest expense                                           1,106         142           0        --              1,248
                                                        --------    --------    --------    --------         --------

   Income (loss) before income taxes                      (1,527)      3,206        (210)       --              1,469

Provision for income taxes                                    76          63         (40)       --                 99
                                                        --------    --------    --------    --------         --------

   Net income (loss)                                      (1,603)      3,143        (170)       --              1,370

Preferred dividends                                          281        --          --          --                281
                                                        --------    --------    --------    --------         --------

   Net income (loss) available to common shareholders     (1,884)      3,143        (170)       --              1,089

Retained earnings (deficit), opening balance                --          --          --          --               --

Dividends paid                                           (25,000)       --       (25,000)       --               --
                                                        --------    --------    --------    --------         --------

Accumulated deficit, closing balance                    $(1,884)    $(21,857)    $  (170)    $   --          $(23,911)
                                                        ========    ========    ========    ========         ========

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           Notes to the Consolidated Financial Statements - Continued
                   Condensed Combining Statement of Cash Flows
                 For the Three Month Period Ended March 31, 1996
                             (Dollars in thousands)

                                                                                                           Reclassifications
                                                                                 Netherlands                    and
                                                                        Canada    Antilles   United States   Eliminations   Total
                                                                      --------     --------    --------        --------    --------

Net cash provided by (used in) operating activities                   $ (2,749)   $  4,390     $ (1,110)       $   --      $    531
                                                                      --------     --------    --------        --------    --------

Cash flows from investing activities:
       Purchase of property and equipment                                 (155)     (1,056)      (1,224)           --        (2,435)
                                                                      --------     --------    --------        --------    --------
              Net cash used in investing activities                       (155)     (1,056)      (1,224)           --        (2,435)
                                                                      --------     --------    --------        --------    --------

Cash flows from financing activities:
       Bank loan repayments                                             (1,200)       --           --              --        (1,200)
       Increase in advances to affiliates                                3,550      21,521        2,372            --        27,443
       Dividends paid                                                     (324)    (25,000)        --              --       (25,324)
                                                                      --------     --------    --------        --------    --------
              Net cash provided by (used in) financing activities        2,026      (3,479)       2,372            --           919
                                                                      --------     --------    --------        --------    --------

Increase (decrease) in cash and cash equivalents                          (878)       (145)          38            --          (985)

Cash and cash equivalents, beginning balance                             1,207         300          (38)           --         1,469
                                                                      --------     --------    --------        --------    --------

Cash and cash equivalents, ending balance                             $    329    $    155     $   --          $   --      $    484
                                                                      ========    =========    ========        ========    ========

       STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
       Notes to the Consolidated Financial Statements--Continued
                  Condensed Combining Balance Sheets
                         As of March 31, 1997
                        (Dollars in thousands)


                                                                                      Guaranteeing Subsidiaries
                                                                   ----------------------------------------------------------------
                                                                    Statia Terminals                         Netherlands
                                                Statia Terminals       Canada, Inc.                        Antilles other
                                               International N.V.  (which includes all   Statia Terminals   than Statia      United
                                                (unconsolidated)    Canadian entities)         N.V.         Terminals N.V.   States
                                               -----------------   --------------------  -----------------  ---------------  -------
ASSETS
Current assets:
  Cash and cash equivalents                     $        271           $      385           $    9,283         $      25    $   362
  Accounts receivable-
   Trade, net                                            --                   821                6,203                --        402
   Other                                                  59                  537                  828                52         95
  Inventory, net                                         --                   666                2,293                --         --
  Prepaid expenses                                       --                    42                   57                 1        838
  Receivable from (payable to) affiliates             (6,365)               1,832               (9,530)           20,494     (6,431)
  Assets held for sale                                   --                    --               10,000                --     10,000
                                               -----------------   ----------------------------------------------------------------
    Total current assets                              (6,035)               4,283               19,134            20,572      5,266

Property and equipment, net                              --                28,713              171,278             1,385        285
Investment in subsidiaries                           101,453                   --                   --           179,337        203
Other non-current assets, net                            --                 1,318                4,858                 1         33
                                               -----------------   ----------------------------------------------------------------
                                                $     95,418           $   34,314           $  195,270         $ 201,295    $ 5,787
                                               =================   ================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $        --            $      407           $    3,624         $      13    $ 2,397
  Accrued interest expense                               --                 1,146                4,303                --         --
  Accrued expenses                                       (87)               3,911                3,650                27      1,195
                                               -----------------   ----------------------------------------------------------------
    Total current liabilities                            (87)               5,464               11,577                40      3,592

Long-term debt                                           --                28,060              106,940                --         --
                                               -----------------   ----------------------------------------------------------------
    Total liabilities                                    (87)              33,524              118,517                40      3,592
                                               -----------------   ----------------------------------------------------------------
Equity subject to reduction                           20,000                   --                                                --

Stockholders' equity:
  Common stock                                             6                    0               19,395           159,006      3,000
  Additional paid-in capital                          78,494                2,266               56,848            43,207

  Retained earnings (deficit)                         (2,995)              (1,476)                 510              (958)      (805)
                                               -----------------   ----------------------------------------------------------------
    Total stockholders' equity                        75,505                  790               76,753           201,255      2,195
                                               -----------------   ----------------------------------------------------------------
                                                $     95,418           $   34,314           $  195,270         $ 201,295    $ 5,787
                                               =================   ================================================================




                                                          Reclassifications
                                                               and             Consolidated
                                                           Eliminations           Total
                                                         -----------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                               $         --          $   10,326
  Accounts receivable-
   Trade, net                                                       --               7,426
   Other                                                           (75)              1,496
  Inventory, net                                                    --               2,959
  Prepaid expenses                                                  --                 938
  Receivable from (payable to) affiliates                           --                   0
  Assets held for sale                                              --              20,000
                                                         -----------------    -------------
    Total current assets                                           (75)             43,145

Property and equipment, net                                         --             201,661
Investment in subsidiaries                                    (280,993)                --
Other non-current assets, net                                       --               6,210
                                                         -----------------    -------------
                                                          $   (281,068)         $  251,016
                                                         =================    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $        (75)         $    6,366
  Accrued interest expense                                          --               5,449
  Accrued expenses                                                  --               8,696
                                                         -----------------    -------------
    Total current liabilities                                      (75)             20,511

Long-term debt                                                                     135,000
                                                         -----------------    -------------
    Total liabilities                                              (75)            155,511
                                                         -----------------    -------------
Equity subject to reduction                                                         20,000

Stockholders' equity:
  Common stock                                                (181,410)                  6
  Additional paid-in capital                                  (102,321)             78,494
  Retained earnings (deficit)                                    2,729              (2,995)
                                                         -----------------    -------------
    Total stockholders' equity                                (280,993)             75,505

                                                         -----------------    -------------
                                                          $   (281,068)         $  251,016
                                                         =================    =============

                                Page 8

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           Notes to the Consolidated Financial Statements - Continued
                        Consolidated Statements of Income
                For the Three Month Period Ending March 31, 1997
                             (Dollars in thousands)

                                                                                    Guaranteeing Subsidiaries
                                                                     ----------------------------------------------------------
                                                                       Statia Terminals                    Netherlands
                                                  Statia Terminals        Canada, Inc.                    Antilles other
                                                  International N.V. (which includes all Statia Terminals  than Statia   United
                                                  (Unconsolidated)    Canadian entities)      N.V.        Terminals N.V. States
                                                  ----------------   ----------------------------------------------------------


Revenues                                           $    --                   $ 2,721       $ 29,300       $   103       $ 2,105

Costs of services and products sold                    (54)                    2,507         25,260           100           974
                                                   -------                   -------       --------       -------       -------

  Gross profit                                          54                       214          4,040             3         1,131

Administrative expense                                  16                       462            813            --         1,521
                                                   -------                   -------       --------       -------       -------

  Income (loss) from operations                         38                      (248)         3,227             3          (390)

Interest expense                                        --                       842          3,131            --             4
                                                   -------                   -------       --------       -------       -------

  Income (loss) before income taxes                     38                    (1,090)            96             3          (394)

Provision for income taxes                              --                        23             70             9           101
                                                   -------                   -------       --------       -------       -------

  Net income (loss)                                     38                    (1,113)            26            (6)         (495)

Earnings (loss) from equity investments             (1,588)                       --             --        (1,087)          (10)

Preferred dividends                                     --                        --             --            --            --
                                                   -------                   -------       --------       -------       -------

  Net income (loss) available to

    common shareholders                             (1,550)                   (1,113)            26        (1,093)         (505)

Retained earnings (accumulated deficit),
    opening balance                                    (95)                     (363)           484           135          (300)

Dividends paid                                      (1,350)                       --             --            --            --
                                                   -------                   -------       --------       -------       -------

Retained earnings (accumulated deficit),
    closing balance                                $(2,995)                  $(1,476)      $    510       $  (958)      $  (805)
                                                   =======                   =======       ========       =======       =======

                                                Reclassifications
                                                       and
                                                   Eliminations
                                                   ------------


Revenues                                              $(1,520)

Costs of services and products sold                      (187)
                                                      -------

  Gross profit                                         (1,333)

Administrative expense                                 (1,333)
                                                      -------

  Income (loss) from operations                            --

Interest expense                                           --
                                                      -------

  Income (loss) before income taxes                        --

Provision for income taxes                                 --
                                                      -------

  Net income (loss)                                        --

Earnings (loss) from equity investments                 2,685

Preferred dividends                                        --
                                                      -------

  Net income (loss) available to
    common shareholders                                 2,685

Retained earnings (accumulated deficit),
    opening balance                                        44


Dividends paid                                             --
                                                      -------

Retained earnings (accumulated deficit),
    closing balance                                   $ 2,729
                                                      =======

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           Notes to the Consolidated Financial Statements - Continued
                   Condensed Combining Statement of Cash Flows
                 For the Three Month Period Ended March 31, 1997
                             (Dollars in thousands)

                                                                                            Guaranteeing Subsidiaries
                                                                       ------------------------------------------------------------
                                                                         Statia Terminals                   Netherlands
                                                    Statia Terminals       Canada, Inc.                    Antilles other
                                                    International N.V.  (which includes   Statia Terminals  than Statia   United
                                                    (Unconsolidated)   Canadian entities)       N.V.       Terminals N.V. States
                                                    ------------------ ------------------------------------------------------------

Net cash provided by (used in) operating activities      $(7,030)            $(355)         $ 8,706             $(1,103)   $ 448
                                                    ------------------ ------------------------------------------------------------

Cash flows from investing activities:
      Purchase of property and equipment                      --              (114)            (727)                 --      (96)
      Equity investment                                    1,586                --               --               1,087       10
                                                    ------------------ ------------------------------------------------------------
               Net cash provided by (used in)
                   investing activities                    1,586              (114)            (727)              1,087      (86)
                                                    ------------------ ------------------------------------------------------------

Cash flows from financing activities:
      Dividends paid                                      (1,350)               --               --                  --       --
                                                    ------------------ ------------------------------------------------------------
               Net cash provided by (used in)
                   financing activities                   (1,350)               --               --                  --       --
                                                    ------------------ ------------------------------------------------------------

Increase (decrease) in cash and cash equivalents          (6,794)             (469)           7,979                 (16)     362

Cash and cash equivalents, beginning balance               7,065               854            1,304                  41       --
                                                    ------------------ ------------------------------------------------------------

Cash and cash equivalents, ending balance                $   271             $ 385          $ 9,283             $    25    $ 362
                                                    ================== ============================================================




                                                      Reclassifications
                                                             and         Consolidated
                                                         Eliminations        Total

                                                      -----------------  ------------

Net cash provided by (used in) operating activities        $ 2,683          $  3,349
                                                      -----------------  ------------

Cash flows from investing activities:
      Purchase of property and equipment                        --              (937)
      Equity investment                                     (2,683)               --
                                                      -----------------  ------------
               Net cash provided by (used in)
                   investing activities                     (2,683)             (937)
                                                      -----------------  ------------

Cash flows from financing activities:
      Dividends paid                                            --            (1,350)
                                                      -----------------  ------------
               Net cash provided by (used in)
                   financing activities                         --            (1,350)
                                                      -----------------  ------------

Increase (decrease) in cash and cash equivalents                --             1,062

Cash and cash equivalents, beginning balance                    --             9,264
                                                      -----------------  ------------

Cash and cash equivalents, ending balance                  $    --          $ 10,326
                                                      =================  ============

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

     For purposes of the discussion below, reference is made to the unaudited Consolidated Financial Statements and Notes thereto of Statia Terminals International N.V. and its Subsidiaries as of March 31, 1997 and the periods ended March 31, 1997 and 1996 included herein. Reference should also be made to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1996 including the consolidated financial statements of the Company, Statia Canada and Statia Terminals N.V. ("STNV").

Results of Operations

     Total revenues for the quarter ending March 31, 1997 were $32.7 million compared to $38.5 million for the same period in 1996, a decrease of $5.7 million, or 14.9%. The revenue decrease is primarily due to a fall in product sales (consisting of bunker and other bulk oil sales) at the Company's St. Eustatius and Point Tupper facilities. Terminaling services revenue (consisting of storage, throughput, docking charges, response fees and other terminal charges) fell marginally at St. Eustatius, but showed marginal improvement at Point Tupper and Brownsville for 1997 compared to 1996. Terminaling services typically produce higher gross margins than product sales.

     Gross profit, operating income and net income (loss) for the periods ended March 31, 1996 and 1997 are not comparable due to the effects of purchase accounting applied as a result of the CHPII Acquisition. See Note 2 to the Consolidated Financial Statements of Statia Terminals International N.V. on Page 4 herein for further discussion. Depreciation, amortization and other operating expenses, which are components of gross profit, changed because of the revaluation of various assets to their fair values on November 27, 1996. In addition, since the Company can no longer effectively pool costs with affiliated companies, certain expenses related to personnel and insurance increased during the first quarter of 1997 compared to the same quarter a year ago. Changes in the components of the Company's debt and equity accounts resulted in changes to cost of services and products sold, interest expense and preferred dividends.

            Revenues and Operating Income (Loss) by Location
                             (Dollars in thousands)


                                               For the quarters ended March 31,
                                               --------------------------------
                                                 1996                  1997
                                               --------              --------

Revenues
      Netherlands Antilles and the Caribbean
           Terminaling services                $ 10,558              $  9,748
           Bunker and bulk product sales         24,130                19,599
                                               --------              --------
                                                 34,688                29,347
                                               --------              --------
      Canada
           Terminaling services                   2,135                 2,214
           Bunker and bulk product sales          1,124                   507
                                               --------              --------
                                                  3,259                 2,721
                                               --------              --------
      United States
           Terminaling services                     569                   830
           Corporate services                     1,336                 1,275
                                               --------              --------
                                                  1,905                 2,105
                                               --------              --------

      Eliminations                               (1,399)               (1,464)
                                               --------              --------

           Total revenues                      $ 38,453              $ 32,709
                                               ========              ========

Operating Income (Loss)
      Netherlands Antilles and the Caribbean   $  3,348              $  3,268
      Canada                                       (421)                 (248)
      United States                                (210)                 (390)
                                               --------              --------

           Total operating income              $  2,717              $  2,630
                                               ========              ========

         At St. Eustatius, comparisons of the first quarters of 1996 and 1997 show revenues from terminaling services decreased 8.1%. The overall percentage of capacity leased was 90% for 1996 versus 81% for 1997. These decreases are primarily due to the leasing of substantially all of the facility's clean product tankage during the first quarter of 1996 while only a small portion of such tankage was leased during the same period in 1997. The percentage of capacity leased and lease rates for this facility's crude and fuel oil storage tanks were essentially unchanged when comparing first quarters. Throughput fell from 20.1 million barrels for the first three months of 1996 to 18.1 million barrels for the first quarter of 1997 due to reduced throughput of crude oil partially offset by higher throughput of fuel oil.

         Bunker fuel and other bulk oil sales fell 18.8% when comparing the first quarters of 1996 and 1997. The decrease is due primarily to reduced bunker fuel deliveries due in part to falling petroleum market prices during the first quarter of 1997. Management believes that vessel owners and charterers opted to defer bunker purchases during the period of falling prices. The reduction in volume delivered was partially offset by slightly higher average selling prices. In addition, the Company made fewer purchases and resales of bulk oil during the first quarter of 1997.

         At Point Tupper, the percentage of tank capacity leased for the first quarter of 1997 was 55%, nearly the same capacity leased as the previous four consecutive quarters. Due primarily to a decrease in bunker fuel sales

(due to lower quantities delivered), total revenues fell to $2.7 million for the first quarter of 1997, or 17.2% versus the same period last year. Terminaling services revenues rose 2.9% due primarily to increases in throughput and vessel traffic partially offsetting the lower product sales. Despite the lower total revenues, operating cash flow generated from this facility remained positive and essentially unchanged from the first quarter last year.


       Capacity, Capacity Leased, Throughput and Vessel Calls by Location
                (Capacity and throughout in thousands of barrels)

                                             For the quarter ended March 31,
                                           -------------------------------------
                                               1996                    1997
                                           ---------------        --------------
Netherland Antilles and
   the Caribbean
             Total capacity                      11,334                11,334
             Capacity leased                         90%                   81%
             Throughput                          20,105                18,134
             Vessel calls                           250                   203

Canada
             Total capacity                       7,404                 7,404
             Capacity leased                         54%                   55%
             Throughput                           4,406                 6,707
             Vessel calls                            14                    16

Texas

             Total capacity                       1,649                 1,649
             Capacity leased                         29%                   48%
             Throughput                             548                   333
             Vessel calls                            24                    26

All locations
             Total capacity                      20,387                20,387
             Capacity leased                         72%                   69%
             Throughput                          25,059                25,174
             Vessel calls                           288                   245

Liquidity and Capital Resources

     At December 31, 1996, the Company had cash and cash equivalents of $9.3 million which grew to $10.3 million at March 31, 1997, primarily as a result of cash generated from operations of $3.3 million reduced by capital expenditures of $0.9 million and income tax payments of $0.1 million. During 1997, most capital expenditures were related to sustaining the Company's existing operations in accordance with its maintenance programs. The Company's capital expenditure budget for 1997 is $7.5 million and a portion of planned spending is contingent upon the disposition of certain assets held for sale and the addition of incremental terminaling business.

     During the first quarter of 1997, the Company's interest expense amounting to $4.0 million consists of interest on the 11-3/4% First Mortgage Notes due 2003 and certain bank charges. Interest was accrued for expected payment during the second quarter of 1997.

     As of March 31, 1997, the Company had not borrowed under its $17.5 million revolving credit facilities which bear interest at the prime rate plus 50 basis points (9.00% at March 31, 1997). The available borrowing base under the revolving credit facilities at quarter end was $7.1 million ($6.2 million for STNV and $0.9 million for Statia Canada).


                        Capital Expenditures by Location
                             (Dollars in thousands)


                                                For the quarter ended March 31,
                                                -------------------------------
                                                       1996           1997
                                                      ------         ------

         Netherlands Antilles and the Caribbean        $1,056         $  727

         Canada                                           155            114

         United States                                  1,224             96
                                                       ------         ------


                                                       $2,435         $  937
                                                       ======         ======

         During the first quarter of 1996, the predecessor company had term and revolving loans guaranteed by its former parent at the London Interbank Offer Rate (LIBOR) plus 35 or 50 basis points. In addition, the Company leased a portion of its facilities from a third party financier under a twenty year operating lease arrangement. Interest expense and lease payments (consisting primarily of interest on the underlying debt obligation) amounted to $1.2 million and $1.6 million, respectively.

         During the first quarter of 1996, a portion of the Company's cash generated by operating activities and cash provided by its former parent was used to repair damages caused by the 1995 hurricanes (causing an increase in other receivables pending receipt of insurance proceeds), to pay dividends to its former parent, to reduce bank debt and to purchase property and equipment.

Assets Held for Sale

         The Company's Brownsville, Texas facility and its emergency response vessel, M/V Megan D. Gambarella, are being held for sale. The following table sets forth, for the periods indicated, consolidated income from operations with adjustments to reflect operating income less income (loss) from the Brownsville terminal adjusted for certain on-going administrative expenses and expenses related to assets to be retained.

                    Operating Income from On-going Operations
                             (Dollars in thousands)

                                                                               For the Quarters Ended March 31,
                                                                  ---------------------------------------------------------
                                                                          1996                                1997
                                                                  ---------------------                --------------------

Consolidated income from operations                                     $        2,717                      $        2,630

Less:  Operating income (loss) from Statia Delaware
            Holdco II, Inc. and Statia Terminals Southwest, Inc.                 (160)                               (389)

Add:   Estimated adjustment for assets to be retained
            and on-going expenses                                                (271)                               (291)

                                                                  ---------------------                --------------------
Consolidated income from on-going operations                            $        2,606                      $        2,728
                                                                  =====================                ====================

         -------------------------------------------------------------

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company periodically purchases refined oil products from its customers and others for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blend stocks for its customers. Petroleum inventories are held for short time periods generally not exceeding ninety days. The Company does not presently have any derivative positions to hedge its inventory of petroleum products. The following table indicates the Company's aggregate carrying value of its petroleum products on hand at March 31, 1997 at average cost net of any lower of cost or market valuation provisions and the estimated fair value of such products.

                       On Balance Sheet Commodity Position
                             (Dollars in thousands)

                                         As of March 31, 1997
                                       ------------------------
                                       Carrying          Fair
                                        Amount           Value
                                        ------           -----

              Petroleum Inventory
                 STNV                $    2,293      $    2,475
                 Statia Canada              666             894
                                     -----------     -----------


                                     $    2,959      $    3,369
                                     ===========     ===========

     As substantially all of the Company's transactions are in U.S. dollars, and as all of the Company's present debt obligations carry a fixed rate of interest (except for the undrawn revolving credit facilities which vary with changes in the lender's prime lending rate), management believes the Company's exposures to foreign currency exchange rate fluctuation and interest rate fluctuation are minimal.

                                    PART II.

                                OTHER INFORMATION

                           Item 1. Legal Proceedings.

         Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for complete discussion. There have been no material developments in the Company's legal proceedings since December 31, 1996.

                         Item 2. Changes in Securities.

                                      None.

                    Item 3. Defaults Upon Senior Securities.

                                      None.

          Item 4. Submission of Matters to a Vote of Security Holders.

                                 Not applicable.

                           Item 5. Other Information.

                                      None.

                    Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

         27.1       Financial Data Schedule for Statia Terminals
                    International N.V.

         27.2       Financial Data Schedule for Statia Terminals
                    Canada, Incorporated

(b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

                                      Statia Terminals International N.V.
                                               (Registrant)

Date:    May 15, 1997

                                      By: /s/ James F. Brenner
                                        --------------------------------
                                               James F. Brenner
                                               Vice President - Finance
                                               (As Authorized Officer)

                                      Statia Terminals Canada, Incorporated
                                               (Registrant)

Date:    May 15, 1997

                                      By: /s/ James F. Brenner
                                          --------------------------------
                                               James F. Brenner
                                               Vice President and Treasurer
                                               (As Authorized Officer)


                                    Page S-1