Form 10-Q
period 1997-06-30
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 1997-08-14
CIK 1029101, 1029102

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended      JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________to_______________________


                        COMMISSION FILE NUMBER 333-18455

                              --------------------

                       STATIA TERMINALS INTERNATIONAL N.V.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NETHERLANDS ANTILLES                     52-2003102
              ------------------------------       -------------------
             (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)       Identification No.)

                               TUMBLEDOWN DICK BAY
                       ST. EUSTATIUS, NETHERLANDS ANTILLES
                                (011) 5993-82300
  ----------------------------------------------------------------------------
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                      STATIA TERMINALS CANADA, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NOVA SCOTIA, CANADA                       98-0164788
            -------------------------------           ----------------
            (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)           Identification No.)

                             3817 PORT MALCOLM ROAD
                      PORT HAWKESBURY, NOVA SCOTIA B0E 2V0
                                 (902) 625-1711
   --------------------------------------------------------------------------
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                              --------------------

         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The equity securities of the registrants have not been, and are not required to be, registered under either the Securities Act of 1933 or the Securities Exchange Act of 1934.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
            Consolidated Balance Sheets                                     1
            Consolidated Statements of Income                               2
            Consolidated Statement of Cash Flows                            3
            Notes to Consolidated Financial Statements                      4
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk        17

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18
Item 2.  Changes in Securities                                             18
Item 3.  Defaults Upon Senior Securities                                   18
Item 4.  Submission of Matters to a Vote of Security Holders               18
Item 5.  Other Information                                                 18
Item 6.  Exhibits and Reports on Form 8-K                                  18



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

                                     PART I.

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                UNAUDITED
                                               DECEMBER 31,      JUNE 30,
                                                   1996           1997
                                               ------------    -----------
ASSETS:
Current assets:
      Cash and cash equivalents                $   9,264       $   8,750
      Accounts receivable -
         Trade, net                               12,165           7,236
         Other                                     3,096           1,286
      Inventory, net                               4,969           2,797
      Prepaid expenses                             1,036             956
      Assets held for sale                        20,000          20,000
                                               ---------       ---------
          Total current assets                    50,530          41,025

Property and equipment, net                      203,187         200,561
Other non-current assets, net                      6,438           6,119
                                               ---------       ---------

                                               $ 260,155       $ 247,705
                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
      Accounts payable                         $   9,926       $   8,096
      Accrued interest expense                     1,521           2,027
      Accrued expenses                            15,303           8,380
                                               ---------       ---------
          Total current liabilities               26,750          18,503

Long-term debt                                   135,000         135,000
                                               ---------       ---------
          Total liabilities                      161,750         153,503
                                               ---------       ---------

Equity subject to reduction                       20,000          20,000

Stockholders' equity:
      Common stock                                     6               6
      Additional paid-in capital                  78,494          78,494
      Accumulated deficit                            (95)         (4,298)
                                               ---------       ---------
          Total stockholders' equity              78,405          74,202
                                               ---------       ---------

                                               $ 260,155       $ 247,705
                                               =========       =========


   The accompanying notes are an integral part of these financial statements.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                             (DOLLARS IN THOUSANDS)

                                                                UNAUDITED              UNAUDITED
                                                         QUARTER ENDED JUNE 30,  YEAR TO DATE JUNE 30,
                                                        -----------------------   ---------------------
                                                           1996         1997        1996        1997
                                                        ----------    --------    --------    ---------

Revenues                                                  $ 38,396    $ 33,147    $ 76,849    $ 65,857

Costs of services and products sold                         34,356      28,725      68,644      57,343
                                                          --------    --------    --------    --------

     Gross profit                                            4,040       4,422       8,205       8,514

Administrative expense                                       1,786       1,699       3,234       3,160
                                                          --------    --------    --------    --------

     Income from operations                                  2,254       2,723       4,971       5,354

Interest expense                                             1,086       3,997       2,334       7,974
                                                          --------    --------    --------    --------

     Income (loss) before income taxes                       1,168      (1,274)      2,637      (2,620)

Provision for income taxes                                     186          30         285         233
                                                          --------    --------    --------    --------

     Net income (loss)                                         982      (1,304)      2,352      (2,853)

Preferred dividends                                            285        --           566        --
                                                          --------    --------    --------    --------

     Net income (loss) available to common shareholders        697      (1,304)      1,786      (2,853)

Accumulated deficit, opening balance                       (23,911)     (2,994)       --           (95)

Dividends                                                     --          --       (25,000)     (1,350)
                                                          --------    --------    --------    --------

Accumulated deficit, closing balance                      $(23,214)   $ (4,298)   $(23,214)   $ (4,298)
                                                          ========    ========    ========    ========


   The accompanying notes are an integral part of these financial statements.



            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       UNAUDITED       UNAUDITED
                                                                      YEAR TO DATE   YEAR TO DATE
                                                                        AS OF           AS OF
                                                                     JUNE 30, 1996   JUNE 30, 1997
                                                                     -------------   -------------
Cash flows from operating activities:
   Net income (loss)                                                   $  2,352      $ (2,853)
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
         Depreciation and amortization expense                            4,999         5,384
         Provision for possible bad debts                                   303             2
         (Gain) loss on disposal of fixed assets                            260            (3)
         Decrease (increase) in accounts receivable-trade                (2,646)        4,927
         Decrease (increase) in other receivables                        (3,393)        1,810
         Decrease (increase) in inventory                                (1,873)        2,172
         Decrease (increase) in prepaid expenses                           (358)           81
         Decrease (increase) in other non-current assets                    755          (136)
         Increase (decrease) in accounts payable                          1,392        (1,829)
         Decrease in accrued expenses                                    (1,556)       (6,437)
         Increase (decrease) in payables to affiliates                   (1,115)           15
                                                                       --------      --------
               Net cash provided by (used in) operating activities         (880)        3,133
                                                                       --------      --------

Cash flows from investing activities:
       Proceeds from sale of fixed assets                                  --               6
       Purchase of property and equipment                                (3,077)       (2,303)
                                                                       --------      --------
               Net cash used in investing activities                     (3,077)       (2,297)
                                                                       --------      --------

Cash flows from financing activities:
       Bank loan repayments                                             (66,400)         --
       Increase in notes payable                                         66,000          --
       Increase in advances from CBI/Praxair                             28,615          --
       Dividends paid                                                   (25,605)       (1,350)
                                                                       --------      --------
               Net cash provided by (used in) financing activities        2,610        (1,350)
                                                                       --------      --------

Decrease in cash and cash equivalents                                    (1,347)         (514)

Cash and cash equivalents, beginning balance                              1,469         9,264
                                                                       --------      --------

Cash and cash equivalents, ending balance                              $    122      $  8,750
                                                                       ========      ========

Supplemental disclosure of cash flow information:
       Cash paid for income taxes                                      $    490      $    199
       Cash paid for interest                                          $  3,549      $  7,403


   The accompanying notes are an integral part of these financial statements.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated financial statements of Statia Terminals International N.V. and its Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of the Company's management, the accompanying consolidated financial statements contain adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 1997 and the results of operations and cash flows for the periods ended June 30, 1997 and 1996. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.  ACQUISITIONS

         Prior to January 12, 1996, the Company was a wholly owned subsidiary of CBI Industries, Inc. On January 12, 1996, pursuant to the merger agreement dated December 22, 1995, CBI became a wholly owned subsidiary of Praxair, Inc. The Praxair purchase transaction was reflected in the Company's consolidated financial statements in accordance with the purchase method of accounting effective January 1, 1996. On November 27, 1996, the Company acquired from Praxair, Inc. all of the outstanding common shares of Statia Terminals, Inc. and its subsidiaries and certain affiliates (the "CHPII Acquisition"). The CHPII Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated on a preliminary basis to the assets and liabilities of the Company based on their respective fair values as of the date of the CHPII Acquisition. The preliminary estimates may be revised at a later date. The application of purchase accounting resulted in changes to the historical cost basis of accounting for certain assets. In addition, in conjunction with the Praxair and CHPII Acquisitions, the Company refinanced or paid its bank debt, retired certain preferred stock, satisfied an off-balance sheet lease obligation and issued 11-3/4% First Mortgage Notes (the "Notes"). Accordingly, the financial information provided in the consolidated statements of income and cash flows for the periods ended June 30, 1996 and 1997 may not be comparable. A solid black line has been inserted in the financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations where financial information may not be comparable across periods.

3. FINANCIAL STATEMENTS BY JURISDICTION

         The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of Statia Terminals International N.V., other than Statia Terminals Canada, Incorporated (`Statia Canada") which is a co-obligor on the Notes. Each of the subsidiary guarantors are wholly-owned. The Company has several inactive non-guaranteeing subsidiaries which are inconsequential, individually and in the aggregate, and which have no assets, liabilities or operations, and are in process of being dissolved by the Company. The following condensed combining financial data illustrates the composition of the Company's subsidiary guarantors combined by jurisdiction as the enforceability of the guarantees may be affected differently under the laws of the foreign and domestic jurisdictions. Separate financial statements of the subsidiaries are not presented because management of the Company has determined that they are not material to investors.


            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       CONDENSED COMBINING BALANCE SHEETS
                             AS OF DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                  GUARANTEEING SUBSIDIARIES
                                                              ------------------------------------------------------------------
                                                               STATIA TERMINALS                        NETHERLANDS
                                          STATIA TERMINALS       CANADA, INC.                        ANTILLES OTHER
                                         INTERNATIONAL N.V.   (WHICH INCLUDES ALL  STATIA TERMINALS    THAN STATIA       UNITED
                                          (UNCONSOLIDATED)     CANADIAN ENTITIES)         N.V.        TERMINALS N.V.     STATES
                                         ------------------   -------------------  ----------------  ---------------   ---------
ASSETS
Current assets
    Cash and cash equivalents               $   7,065            $     854            $   1,304       $      41       $   --
    Accounts receivable -
       Trade, net                                --                    873               10,876             (88)           504
       Other                                       54                  630                2,421              33            414
    Inventory, net                               --                  1,157                3,812            --             --
    Prepaid expenses                             --                     67                   26               1            942
    Receivable from (payable to)
      affiliates                              (11,020)                --                    (37)         20,557         (4,517)
    Assets held for sale                         --                   --                 10,000            --           10,000
                                            ---------            ---------            ---------       ---------       ----------
        Total current assets                   (3,901)               3,581               28,402          20,544           7,343

Property and equipment, net                      --                 29,036              172,316           1,394             441
Investment in subsidiaries                    103,040                 --                   --           180,424             213
Other non-current assets, net                    --                  1,366                5,039            --                33
                                            ---------            ---------            ---------       ---------       ---------

                                            $  99,139            $  33,983            $ 205,757       $ 202,362       $   8,030
                                            =========            =========            =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                        $    --              $     688            $   5,453       $      43       $   4,199
    Accrued expenses                              734                4,613                8,814             (29)          1,131
    Accrued interest                             --                    316                1,205            --              --
                                            ---------            ---------            ---------       ---------       ---------
        Total current liabilities                 734                5,617               15,472              14           5,330

Long-term debt                                   --                 28,060              106,940            --              --
Payable to (receivable from) CBI
  affiliates                                     --                 (1,597)               6,619            --              --
                                            ---------            ---------            ---------       ---------       ---------
        Total liabilities                         734               32,080              129,031              14           5,330
                                            ---------            ---------            ---------       ---------       ---------

Equity subject to reduction                    20,000                 --                   --              --             --

Stockholders' equity:
    Common stock                                    6                 --                 19,395         159,006           3,000
    Additional paid-in capital                 78,494                2,266               56,847          43,207            --
    Retained earnings (deficit)                   (95)                (363)                 484             135            (300)
                                            ---------            ---------            ---------       ---------        --------
        Total stockholders' equity             78,405                1,903               76,726         202,348           2,700
                                                                 ---------            ---------       ---------        --------

                                            $  99,139            $  33,983            $ 205,757       $ 202,362        $  8,030
                                            =========            =========            =========       =========        =========


                                         RECLASSIFICATIONS
                                               AND              CONSOLIDATED
                                            ELIMINATIONS            TOTAL
                                         ----------------       ------------
ASSETS
Current assets:
    Cash and cash equivalents               $    --              $   9,264
    Accounts receivable -
       Trade, net                                --                 12,165
       Other                                     (456)               3,096
    Inventory, net                               --                  4,969
    Prepaid expenses                             --                  1,036
    Receivable from (payable to)
      affiliates                               (4,983)                --
    Assets held for sale
                                                 --                 20,000
                                            ---------            ---------
        Total current assets                   (5,439)              50,530

Property and equipment, net                      --                203,187
Investment in subsidiaries                   (283,677)                --
Other non-current assets, net                    --                  6,438
                                            ---------            ---------
                                            $(289,116)           $ 260,155
                                            =========            =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                        $    (457)           $   9,926
    Accrued expenses                               40               15,303
    Accrued interest                             --                  1,521
                                            ---------            ---------
        Total current liabilities                (417)              26,750

Long-term debt                                   --                135,000
Payable to (receivable from) CBI
  affiliates                                   (5,022)                --
                                            ----------           ---------
        Total liabilities                      (5,439)             161,750
                                            ---------            ---------

Equity subject to reduction                     --                  20,000

Stockholders' equity:
    Common stock                             (181,401)                   6
    Additional paid-in capital               (102,320)              78,494
    Retained earnings (deficit)                    44                  (95)
                                            ---------            ---------
        Total stockholders' equity           (283,677)              78,405
                                            ---------            ---------
                                            $(289,116)           $ 260,155
                                            =========            =========



            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    CONDENSED COMBINING STATEMENTS OF INCOME
                 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                            RECLASSIFICATIONS
                                                               NETHERLANDS       UNITED            AND
                                                 CANADA         ANTILLES         STATES        ELIMINATIONS       TOTAL
                                                --------       -----------      --------    -----------------   --------
Revenues                                        $  1,975        $ 35,680        $  2,228        $ (1,487)       $ 38,396

Costs of services and products sold                1,792          31,903             391             270          34,356
                                                --------        --------        --------        --------        --------

   Gross profit                                      183           3,777           1,837          (1,757)          4,040

Administrative expense                               510             895           2,138          (1,757)          1,786
                                                --------        --------        --------        --------        --------

   Income (loss) from operations                    (327)          2,882            (301)           --             2,254

Interest expense                                     944             142            --              --             1,086
                                                --------        --------        --------        --------        --------

   Income (loss) before income taxes              (1,271)          2,740            (301)           --             1,168

Provision for (benefit from) income taxes            175              32             (21)           --               186
                                                --------        --------        --------        --------        --------

   Net income (loss)                              (1,446)          2,708            (280)           --               982

Preferred dividends                                  285            --              --              --               285
                                                --------        --------        --------        --------        --------

   Net income (loss) available to common
     shareholders                                 (1,731)          2,708            (280)           --               697

Retained Earnings, opening balance                (1,884)        (21,857)           (170)           --           (23,911)

   Dividends                                        --              --              --              --              --
                                                --------        --------        --------        --------        --------

Accumulated deficit, closing balance            $ (3,615)       $(19,149)       $   (450)       $   --          $(23,214)
                                                ========        ========        ========        ========        ========

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    CONDENSED COMBINING STATEMENTS OF INCOME
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                                 RECLASSIFICATIONS
                                                                   NETHERLANDS        UNITED           AND
                                                      CANADA        ANTILLES          STATES       ELIMINATIONS        TOTAL
                                                     --------      -----------       --------    -----------------   --------
Revenues                                             $  5,235        $ 70,408        $  4,132        $ (2,926)       $ 76,849

Costs of services and products sold                     5,018          62,402             822             402          68,644
                                                     --------        --------        --------        --------        --------

   Gross profit                                           217           8,006           3,310          (3,328)          8,205

Administrative expense                                    965           1,776           3,821          (3,328)          3,234
                                                     --------        --------        --------        --------        --------

   Income (loss) from operations                         (748)          6,230            (511)           --             4,971

Interest expense                                        2,050             284               0            --             2,334
                                                     --------        --------        --------        --------        --------

   Income (loss) before income taxes                   (2,798)          5,946            (511)           --             2,637

Provision for income taxes                                251              95             (61)           --               285
                                                     --------        --------        --------        --------        --------

   Net income (loss)                                   (3,049)          5,851            (450)           --             2,352

Preferred dividends                                       566            --              --              --               566
                                                     --------        --------        --------        --------        --------

   Net income (loss) available to common
     shareholders                                      (3,615)          5,851            (450)           --             1,786

Retained earnings, opening balance                       --              --              --              --              --

   Dividends                                             --           (25,000)           --              --           (25,000)
                                                     --------        --------        --------        --------        --------

Accumulated deficit, closing balance                 $ (3,615)       $(19,149)       $   (450)       $   --          $(23,214)
                                                     ========        ========        ========        ========        ========


            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                                       RECLASSIFICA-
                                                                                                          TIONS
                                                                       NETHERLANDS                         AND
                                                          CANADA        ANTILLES      UNITED STATES    ELIMINATIONS       TOTAL
                                                       --------------  -----------    -------------    -------------    ---------

Net cash provided by (used in) operating
  activities                                            $ (6,097)       $ 25,841        $(20,624)       $   --          $   (880)
                                                        --------        --------        --------        --------        --------
Cash flows from investing activities:
      Investment in subsidiary                              --              --                (7)              7            --
      Purchase of property and equipment                    (662)         (1,204)         (1,211)           --            (3,077)
                                                        --------        --------        --------        --------        --------
                Net cash used in investing
                  activities                                (662)         (1,204)         (1,218)              7          (3,077)
                                                        --------        --------        --------        --------        --------

Cash flows from financing activities:
      Bank loan repayments                               (66,400)           --              --              --           (66,400)
      Increase in notes payable                           66,000            --              --              --            66,000
      Additional capital contribution                       --                 7            --                (7)           --
      Increase in advances to affiliates                   6,823             284          21,508            --            28,615
      Dividends paid                                        (605)        (25,000)           --              --           (25,605)
                                                        --------        --------        --------        --------        --------
                Net cash provided by (used in)
                  financing activities                     5,818         (24,709)         21,508              (7)          2,610
                                                        --------        --------        --------        --------        --------

Increase (decrease) in cash and cash equivalents            (941)            (72)           (334)           --            (1,347)

Cash and cash equivalents, beginning balance               1,207             300             (38)           --             1,469
                                                        --------        --------        --------        --------        --------

Cash and cash equivalents, ending balance               $    266        $    228        $   (372)       $   --          $    122
                                                        ========        ========        ========        ========        ========

Supplemental disclosure of cash flow information:
      Cash paid for income taxes                        $     81        $    140        $    269        $   --          $    490
      Cash paid for interest                            $   --          $  3,549        $   --          $   --          $  3,549


            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       CONDENSED COMBINING BALANCE SHEETS
                               AS OF JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                        GUARANTEEING SUBSIDIARIES
                                                                      ------------------------------------------------------------
                                                                        STATIA TERMINALS                               NETHERLANDS
                                                    STATIA TERMINALS      CANADA, INC.         STATIA TERMINALS      ANTILLES OTHER
                                                   INTERNATIONAL N.V.  (WHICH INCLUDES ALL         N.V.                THAN STATIA
                                                    (UNCONSOLIDATED)   CANADIAN ENTITIES)       CONSOLIDATED         TERMINALS N.V.
                                                   -----------------   -------------------     ----------------      --------------
ASSETS
Current assets:
     Cash and cash equivalents                         $       1            $     374            $   7,558            $      32
     Accounts receivable -
        Trade, net                                          --                  1,248                5,666                 --
        Other                                                 54                1,146                   30                    2
     Inventory, net                                         --                  1,004                1,793                 --
     Prepaid expenses                                       --                     86                   52                    1

     Assets held for sale                                   --                   --                 10,000                 --
                                                       ---------            ---------            ---------            ---------
         Total current assets                                 55                3,858               25,099                   35

Property and equipment, net                                 --                 28,540              170,642                1,373
Investment in subsidiaries                                94,447                 --                   --                181,132
Other non-current assets, net                               --                  1,272                4,678                 --
                                                       ---------            ---------            ---------            ---------

                                                       $  94,502            $  33,670            $ 200,419            $ 182,540
                                                       =========            =========            =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $    --              $   1,207            $   4,132            $       5
     Accrued interest expense                               --                    421                1,606                 --
     Accrued expenses                                         56                3,968                2,984                   (9)
     Receivable from (payable to) affiliates                 244                 (429)              11,727              (17,827)
                                                       ---------            ---------            ---------            ---------
         Total current liabilities                           300                5,167               20,449              (17,831)

Long-term debt                                              --                 28,060              106,940                 --
                                                       ---------            ---------            ---------            ---------
         Total liabilities                                   300               33,227              127,389              (17,831)
                                                       ---------            ---------            ---------            ---------

Equity subject to reduction                               20,000                 --                   --                   --

Stockholders' equity:
     Common stock                                              6                 --                 19,395              159,006
     Additional paid-in capital                           78,494                2,266               59,526               43,207
     Retained earnings (deficit)                          (4,298)              (1,823)              (5,891)              (1,842)
                                                       ---------            ---------            ---------            ---------
         Total stockholders' equity                       74,202                  443               73,030              200,371
                                                       ---------            ---------            ---------            ---------

                                                       $  94,502            $  33,670            $ 200,419            $ 182,540
                                                       =========            =========            =========            =========



                                               GUARANTEEING SUBSIDIARIES
                                               -------------------------
                                                                            RECLASSIFICATIONS
                                                                                   AND              CONSOLIDATED
                                                      UNITED STATES            ELIMINATIONS             TOTAL
                                                      -------------         -----------------       ------------
ASSETS
Current assets:
     Cash and cash equivalents                         $     785               $    --              $   8,750
     Accounts receivable -
        Trade, net                                           322                    --                  7,236
        Other                                                 54                    --                  1,286
     Inventory, net                                         --                      --                  2,797
     Prepaid expenses                                        817                    --                    956

     Assets held for sale                                 10,000                    --                 20,000
                                                       ---------               ---------            ---------
         Total current assets                             11,978                    --                 41,025

Property and equipment, net                                    6                    --                200,561
Investment in subsidiaries                                   203                (275,782)                --
Other non-current assets, net                                169                    --                  6,119
                                                       ---------               ---------            ---------
                                                       $  12,356               $(275,782)           $ 247,705
                                                       =========               =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $   2,752               $    --             $    8,096
     Accrued interest expense                               --                      --                  2,027
     Accrued expenses                                      1,413                     (47)               8,365
     Receivable from (payable to) affiliates               6,300                    --                     15
                                                       ---------               ---------            ---------
         Total current liabilities                        10,465                     (47)              18,503

Long-term debt                                              --                      --                135,000
                                                       ---------               ---------            ---------
         Total liabilities                                10,465                     (47)             153,503
                                                       ---------               ---------            ---------

Equity subject to reduction                                 --                      --                 20,000
                                                           3,000                (181,401)                   6
Stockholders' equity:                                       --                  (104,999)              78,494
     Common stock                                         (1,109)                 10,665               (4,298)
     Additional paid-in capital                        ---------               ---------            ---------
     Retained earnings (deficit)                           1,891                (275,735)              74,202
                                                       ---------               ---------            ---------

         Total stockholders' equity                    $  12,356               $(275,782)           $ 247,705
                                                       =========               =========            =========

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    CONDENSED COMBINING STATEMENTS OF INCOME
                 FOR THE THREE MONTH PERIOD ENDING JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                                               GUARANTEEING SUBSIDIARIES
                                                                ------------------------------------------------------------------
                                                                STATIA TERMINALS                      NETHERLANDS
                                            STATIA TERMINALS       CANADA, INC.                       ANTILLES OTHER
                                            INTERNATIONAL N.V. (WHICH INCLUDES ALL  STATIA TERMINALS  THAN STATIA          UNITED
                                             (UNCONSOLIDATED)   CANADIAN ENTITIES)       N.V.         TERMINALS N.V.       STATES
                                            -----------------  -------------------  ----------------  --------------     --------

Revenues                                       $  5,864            $  4,642            $ 29,331         $  5,981         $  2,150

Costs of services and products sold                --                 3,601              25,779              114              734
                                               --------            --------            --------         --------         --------

     Gross Profit                                 5,864               1,041               3,552            5,867            1,416

Administrative expense                              117                 557                 837             --              1,775
                                               --------            --------            --------         --------         --------

     Income (loss) from operations                5,747                 484               2,715            5,867             (359)

Interest expense                                   --                   816               3,181             --               --
                                               --------            --------            --------         --------         --------

     Income (loss) before income taxes            5,747                (332)               (466)           5,867             (359)

Provision for income taxes                         --                    15                  71             --                (56)
                                               --------            --------            --------         --------         --------

     Net income (loss)                            5,747                (347)               (537)           5,867             (303)

Earnings (loss) from equity investments          (7,051)               --                  --               (887)              (1)
                                               --------            --------            --------         --------         --------

     Net income (loss) available to common
       shareholders                              (1,304)               (347)               (537)           4,980             (304)

Retained earnings (accumulated deficit),
  opening balance                                (2,994)             (1,476)                510             (958)            (805)

Dividends                                          --                  --                (5,864)          (5,864)            --
                                               --------            --------            --------         --------         --------

Retained earnings (accumulated deficit),
  closing balance                              $ (4,298)           $ (1,823)           $ (5,891)        $ (1,842)        $ (1,109)
                                               ========            ========            ========         ========         ========


                                           RECLASSIFICATIONS
                                                  AND              CONSOLIDATED
                                              ELIMINATIONS             TOTAL
                                           -----------------       ------------

Revenues                                        $(14,821)           $ 33,147

Costs of services and products sold               (1,503)             28,725
                                                --------            --------

     Gross Profit                                (13,318)              4,422

Administrative expense                            (1,587)              1,699
                                                --------            --------

     Income (loss) from operations               (11,731)              2,723

Interest expense                                    --                 3,997
                                                 --------            --------

     Income (loss) before income taxes           (11,731)             (1,274)

Provision for income taxes                          --                    30
                                                --------            --------

     Net income (loss)                           (11,731)             (1,304)

Earnings (loss) from equity investments            7,939                --
                                                --------            --------

     Net income (loss) available to common
       shareholders                               (3,792)             (1,304)

Retained earnings (accumulated deficit),
  opening balance                                  2,729              (2,994)

Dividends                                         11,728                --
                                                --------            --------

Retained earnings (accumulated deficit),
  closing balance                               $ 10,665            $ (4,298)
                                                ========            ========


            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    CONDENSED COMBINING STATEMENTS OF INCOME
                  FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                  GUARANTEEING SUBSIDIARIES
                                                                 ------------------------------------------------------------------
                                                                 STATIA TERMINALS                        NETHERLANDS
                                            STATIA TERMINALS       CANADA, INC.                         ANTILLES OTHER
                                           INTERNATIONAL N.V.   (WHICH INCLUDES ALL  STATIA TERMINALS    THAN STATIA       UNITED
                                            (UNCONSOLIDATED)    CANADIAN ENTITIES)        N.V.          TERMINALS N.V.      STATES
                                           -----------------    -------------------  ----------------   -------------     ---------
Revenues                                       $  5,865            $  7,363            $ 58,633            $  6,082       $  4,256

Costs of services and products sold                --                 6,107              51,041                 215          1,355
                                               --------            --------            --------            --------       --------

     Gross Profit                                 5,865               1,256               7,592               5,867          2,901

Administrative expense                               79               1,019               1,652                --            3,648
                                               --------            --------            --------            --------       --------

     Income (loss) from operations                5,786                 237               5,940               5,867           (747)

Interest expense                                   --                 1,658               6,311                --                5
                                               --------            --------            --------            --------       --------

     Income (loss) before income taxes            5,786              (1,421)               (371)              5,867           (752)

Provision for income taxes                         --                    39                 140                   8             46
                                               --------            --------            --------            --------       --------

     Net income (loss)                            5,786              (1,460)               (511)              5,859           (798)

Earnings (loss) from equity investments          (8,639)               --                  --                (1,972)           (11)
                                               --------            --------            --------            --------       --------

     Net income (loss) available to common
       shareholders                              (2,853)             (1,460)               (511)              3,887           (809)

Retained earnings (accumulated deficit),
  opening balance                                   (95)               (363)                484                 135           (300)

Dividends                                        (1,350)               --                (5,864)             (5,864)          --
                                               --------            --------            --------            --------       --------

Retained earnings (accumulated deficit),
   closing balance                             $ (4,298)           $ (1,823)           $ (5,891)           $ (1,842)      $ (1,109)
                                               ========            ========            ========            ========       ========


                                           RECLASSIFICATIONS
                                                   AND          CONSOLIDATED
                                              ELIMINATIONS          TOTAL
                                           -----------------    -------------

Revenues                                       $(16,342)           $ 65,857

Costs of services and products sold              (1,375)             57,343
                                               --------            --------

     Gross Profit                               (14,967)              8,514

Administrative expense                           (3,238)              3,160
                                               --------            --------

     Income (loss) from operations              (11,729)              5,354

Interest expense                                   --                 7,974
                                               --------            --------

     Income (loss) before income taxes          (11,729)             (2,620)

Provision for income taxes                         --                   233
                                               --------            --------

     Net income (loss)                          (11,729)             (2,853)

Earnings (loss) from equity investments          10,622                --
                                               --------            --------

     Net income (loss) available to common
       shareholders                              (1,107)             (2,853)

Retained earnings (accumulated deficit),
  opening balance                                    44                 (95)

Dividends                                        11,728              (1,350)
                                               --------            --------

Retained earnings (accumulated deficit),
   closing balance                             $ 10,665            $ (4,298)
                                               ========            ========


            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                      GUARANTEEING SUBSIDIARIES
                                                                    ---------------------------------------------------------------
                                                                     STATIA TERMINALS                        NETHERLANDS
                                               STATIA TERMINALS        CANADA, INC.                         ANTILLES OTHER
                                               INTERNATIONAL N.V.    (WHICH INCLUDES    STATIA TERMINALS     THAN STATIA     UNITED
                                               (UNCONSOLIDATED)     CANADIAN ENTITIES)       N.V.          TERMINALS N.V.    STATES
                                               -----------------    -----------------   ----------------   ---------------  -------
Net cash provided by (used in) operating
  activities                                       (14,353)               (101)             13,877               3,884          935
                                                 --------             --------            --------            --------     --------
Cash flows from investing activities:                --
      Purchase of property and equipment             --                  (379)             (1,759)                 (1)        (167)
      Proceeds from sale of fixed assets             --                  --                  --                  --              6
      Equity investment                             8,639                --                  --                 1,972           11
                                                 --------            --------            --------            --------     --------
          Net cash provided by (used in)
            investing activities                    8,639                (379)             (1,759)              1,971         (150)
                                                 --------            --------            --------            --------     --------

Cash flows from financing activities:
      Dividends paid                               (1,350)               --                (5,864)             (5,864)        --
                                                 --------            --------            --------            --------     --------
           Net cash provided by (used in)
             financing activities                  (1,350)               --                (5,864)             (5,864)        --
                                                 --------            --------            --------            --------     --------

Increase (decrease) in cash and cash
  equivalents                                      (7,064)               (480)              6,254                  (9)         785

Cash and cash equivalents, beginning
  balance                                           7,065                 854               1,304                  41         --
                                                 --------            --------            --------            --------     --------

Cash and cash equivalents, ending balance        $      1            $    374               7,558            $     32          785
                                                 ========            ========            ========            ========     ========

Supplemental disclosure of cash flow
  information:

      Cash paid for income taxes                 $   --              $     40            $    140            $   --       $     19
      Cash paid for interest                     $   --              $  1,539            $  5,864            $   --       $   --


                                                      RECLASSIFICATIONS
                                                            AND             CONSOLIDATED
                                                        ELIMINATIONS            TOTAL
                                                      -----------------     ------------
Net cash provided by (used in) operating
  activities                                              (1,109)              3,133
                                                         --------           --------
Cash flows from investing activities:
      Purchase of property and equipment                       3              (2,303)
      Proceeds from sale of fixed assets                    --                     6
      Equity investment                                  (10,622)               --
                                                        --------            --------
          Net cash provided by (used in)
            investing activities                         (10,619)             (2,297)
                                                        --------            --------

Cash flows from financing activities:
      Dividends paid                                      11,728              (1,350)
                                                        --------            --------
           Net cash provided by (used in)
             financing activities                         11,728              (1,350)
                                                        --------            --------

Increase (decrease) in cash and cash
  equivalents                                               --                  (514)

Cash and cash equivalents, beginning
  balance                                                   --                 9,264
                                                        --------            --------

Cash and cash equivalents, ending balance               $   --              $  8,750
                                                        ========            ========

Supplemental disclosure of cash flow
  information:
      Cash paid for income taxes                        $   --              $    199
      Cash paid for interest                            $   --              $  7,403


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Financial Statements and Notes thereto of Statia Terminals International N.V. and its Subsidiaries as of June 30, 1997 and the periods ended June 30, 1997 and 1996 included herein. Reference should also be made to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1996 including the consolidated financial statements of the Company, Statia Canada and Statia Terminals N.V. ("STNV").

RESULTS OF OPERATIONS

         Total revenues for the quarter ending June 30, 1997 were $33.1 million compared to $38.4 million for the same period in 1996, a decrease of $5.3 million, or 13.8%. Comparative mid-year revenues were down $11.0 million, or 14.3%. The revenue decreases are primarily due to a fall in product sales (consisting of bunker and other bulk oil sales) at the Company's St. Eustatius facility partially offset by an increase in product sales at the Point Tupper facility. Terminaling services revenue (consisting of storage, throughput, docking charges, response fees and other terminal charges) declined at St. Eustatius, but showed improvement at Point Tupper for 1997 compared to 1996. Terminaling services typically produce higher gross margins than product sales.

         Gross profit, operating income and net income (loss) for the periods ended June 30, 1996 and 1997 are not comparable due to the effects of purchase accounting applied as a result of the CHPII Acquisition. See Note 2 to the Consolidated Financial Statements of Statia Terminals International N.V. on Page 4 herein for further discussion. Depreciation, amortization and other operating expenses, which are components of gross profit, changed because of the revaluation of various assets to their fair values on November 27, 1996. In addition, since the Company can no longer effectively pool costs with affiliated companies, certain expenses related to insurance increased during the second quarter and first half of 1997 compared to the same periods a year ago. However, during 1997 the Company instituted certain cost reduction programs which lowered the number of persons employed and reduced certain marine equipment costs. Changes in the components of the Company's debt and equity accounts resulted in changes to cost of services and products sold, interest expense and preferred dividends.

                REVENUES AND OPERATING INCOME (LOSS) BY LOCATION
                             (DOLLARS IN THOUSANDS)


                                                QUARTER ENDED JUNE 30,    YEAR TO DATE JUNE 30,
                                                ----------------------    ---------------------
                                                   1996         1997         1996        1997
                                                --------     --------     --------    ---------
REVENUES
      Netherlands Antilles and the Caribbean
          Terminaling services                  $  9,583     $  7,145     $ 20,181     $ 16,893
          Bunker and bulk product sales           26,097       22,276       50,227       41,875
                                                --------     --------     --------     --------
                                                  35,680       29,421       70,408       58,768
                                                --------     --------     --------     --------
      Canada
          Terminaling services                     1,897        3,577        4,032        5,791
          Bunker and bulk product sales               79        1,065        1,203        1,572
                                                --------     --------     --------     --------
                                                   1,976        4,642        5,235        7,363
                                                --------     --------     --------     --------
      United States
          Terminaling services                       822          755        1,391        1,585
          Corporate services                       1,405        1,395        2,741        2,671
                                                --------     --------     --------     --------

                                                   2,227        2,150        4,132        4,256
                                                --------     --------     --------     --------

      Eliminations                                (1,487)      (3,066)      (2,926)      (4,530)
                                                --------     --------     --------     --------

          Total revenues                        $ 38,396     $ 33,147     $ 76,849     $ 65,857
                                                ========     ========     ========     ========


OPERATING INCOME (LOSS)

      Netherlands Antilles and the Caribbean    $  2,882     $  2,598     $  6,230     $  5,864
      Canada                                        (326)         484         (748)         237
      United States                                 (302)        (359)        (511)        (747)
                                                --------     --------     --------     --------

          Total operating income                $  2,254     $  2,723     $  4,971     $  5,354
                                                ========     ========     ========     ========


         At St. Eustatius, comparisons of the second quarters of 1996 and 1997 show revenues from terminaling services decreased $2.4 Million, or 25.3%. The overall percentage of capacity leased was 85% for 1996 versus 75% for 1997. These decreases are primarily due to petroleum market conditions adverse to the Company. Substantially all of the facility's clean product tankage was leased during the second quarter of 1996 while only a small portion of such tankage was leased during the same period in 1997. The percentage of capacity leased and lease rates for this facility's crude and fuel oil storage tanks were essentially unchanged when comparing second quarters. Total throughput fell from
16.7 Million barrels for the second quarter of 1996 to 15.1 Million barrels for the second quarter of 1997 due to reduced throughput of crude oil partially offset by higher throughput of fuel oil. The decreases in storage leases for clean products and reduced throughput led to fewer vessel calls and lower revenues from dock charges and spill response fees.

         Caribbean bunker fuel and other bulk oil sales fell $3.8 Million or 14.6% when comparing the second quarters of 1996 and 1997. The decrease is due primarily to reduced bunker fuel deliveries partially resulting from the general perception that petroleum market prices would continue to fall or at least remain stable during the second quarter of 1997. Management believes that many vessel owners and charterers opted to purchase smaller quantities or defer purchases during the period of falling bunker fuel prices. Secondly, bunker fuel prices were generally cheaper in Europe, the Mediterranean, and the Middle East compared to the Americas partially due to excess supply. In addition, the Company made fewer purchases and sales of bulk oil during the second quarter of 1997 versus the same period in 1996 due to fewer profitable opportunities to make such sales.

         At Point Tupper, the percentage of tank capacity leased for the second quarter of 1997 was 65%, up from 55% last year due to the signing of additional spot storage contracts during the second quarter. Total revenues increased by $2.7 million for the second quarter of 1997, or 134.9% versus the same period last year. Terminaling services revenues rose 88.6% due primarily to additional storage contracts, increases in throughput and vessel traffic. Revenues from product sales increased by $1.0 million over the same prior year period due primarily to the availability of bunker fuel and increased vessel traffic.

       CAPACITY, CAPACITY LEASE, THROUGHPUT AND VESSEL CALLS BY LOCATION
               (Capacity and throughput in thousands of barrels)

                                QUARTER ENDED JUNE 30,        YEAR TO DATE JUNE 30,
                                ----------------------        ---------------------
                                 1996            1997           1996          1997
                                ------         -------        -------        ------
Netherlands Antilles and
  the Caribbean
          Total capacity        11,334         11,334         11,334         11,334
          Capacity leased           85%            75%            87%            78%
          Throughput            16,733         15,103         36,838         33,236
          Vessel calls             236            210            486            413

Canada
          Total capacity         7,404          7,404          7,404         7,404
          Capacity leased           55%            65%            55%           60%
          Throughput             5,530         11,959          9,936        18,666
          Vessel calls              11             29             25            45

Texas
           Total capacity       1,649          1,649          1,649          1,649
           Capacity leased        30%             20%            29%            34%
           Throughput             600            250          1,149            583
           Vessel calls            18             15             42             41

All Locations
           Total capacity      20,387         20,387         20,387         20,387
           Capacity leased         69%            67%            71%            68%
           Throughput          22,863         27,312         47,923         52,485
           Vessel calls           265            254            553            499



LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had cash and cash equivalents of $9.3 million which decreased $0.5 million to $8.8 million at June 30, 1997. The decrease resulted from using cash for capital expenditures of $2.3 million and dividends of $1.4 million less cash generated by operations of $3.1 million.

         During the first half of 1997, the Company's interest expense amounting to $8.0 million consisted of interest on the 11-3/4% First Mortgage Notes due 2003 and certain bank charges. An interest payment related to the Notes of $7.4 million was paid during the second quarter. Subsequently interest was accrued for expected payment during the fourth quarter of 1997.

         As of June 30, 1997, the Company had not borrowed under its $17.5 million revolving credit facilities which bear interest at the prime rate plus 50 basis points (9.0% at June 30, 1997). These facilities are available for working capital needs and letter of credit financing. The available borrowing base under the facilities at the end of the second quarter was $6.9 million ($5.5 million for STNV and $1.4 million for Statia Canada).

         During 1997, most capital expenditures were related to sustaining the Company's existing operations in accordance with its maintenance programs. The Company's capital expenditure budget for 1997 is $7.5 million and a portion of planned spending is contingent upon the disposition of certain assets held for sale and the addition of incremental terminaling business.


                        CAPITAL EXPENDITURES BY LOCATION
                             (Dollars in thousands)

                              QUARTER ENDED JUNE 30,    YEAR TO DATE JUNE 30,
                              ---------------------     ---------------------
                               1996            1997       1996           1997
                              ------         -------     -------        ------

Netherlands Antilles and
  the Caribbean               $  173         $1,030      $1,204         $1,757

Canada                           464            265         662            379

United States                    424             71       1,211            167
                              ------         ------      ------         ------

                              $1,061         $1,366      $3,077         $2,303
                              ======         ======      ======         ======


         During the first six months of 1996, the predecessor company had term and revolving loans guaranteed by its former parent at the London Interbank Offer Rate (LIBOR) plus 35 or 50 basis points. In addition, the Company leased a portion of its facilities from a third party financier under a twenty year operating lease arrangement. Interest expense and lease payments (consisting primarily of interest on the underlying debt obligation) for the first half of 1996 amounted to $2.3 million and $3.1 million, respectively.

         During the first half of 1996, cash provided by its former parent was used to repair damages caused by the 1995 hurricanes (causing an increase in other receivables pending receipt of insurance proceeds), to pay dividends to its former parent, to reduce bank debt and to purchase property and equipment.

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


                    OPERATING INCOME FROM ON-GOING OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                    FOR THE QUARTERS ENDED JUNE 30,     FOR THE YEAR TO DATE JUNE 30,
                                                    -------------------------------     -----------------------------
                                                         1996              1997              1996             1997
                                                      --------          -------           -------          --------

Consolidated income from operations                   $ 2,254           $ 2,723           $ 4,971          $ 5,354

Less:  Operating income (loss) from
       Statia Terminals Southwest, Inc.                  (484)             (526)             (644)            (915)

Add:   Estimated adjustment for assets to be
       retained and on-going expenses                    (335)             (306)             (606)            (597)
                                                      -------           -------           -------          -------
Consolidated income from on-going operations          $ 2,403           $ 2,943           $ 5,009          $ 5,672
                                                      =======           =======           =======          =======

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company periodically purchases refined oil products from its customers and others for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blend stocks for its customers. Petroleum inventories are held for short time periods generally not exceeding ninety days. The Company does not presently have any derivative positions to hedge its inventory of petroleum products. The following table indicates the Company's aggregate carrying value of its petroleum products on hand at June 30, 1997 at average cost net of any lower of cost or market valuation provisions and the estimated fair value of such products.

                      ON BALANCE SHEET C0MMODITY POSITION
                             (Dollars in thousands)


                                            AS OF JUNE 30, 1997
                                            -------------------
                                            CARRYING     FAIR
                                             AMOUNT     VALUE
                                            --------   ------
               Petroleum Inventory
                 STNV                        $1,793    $1,679
                 Statia Canada                1,004     1,283
                                             ------    ------

                                             $2,797    $2,962
                                             ======    ======

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

                                 Not Applicable.

                           ITEM 5. OTHER INFORMATION.

                                      None.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

      27.1 Financial Data Schedule for Statia Terminals International N.V. (for Electronic filing only)

      27.2 Financial Data Schedule for Statia Terminals Canada, Incorporated. (for Electronic filing only)

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

                                       STATIA TERMINALS INTERNATIONAL N.V.
                                                (Registrant)

Date:    August 14, 1997

                                       By: /s/ JAMES F. BRENNER
                                          -------------------------
                                              James F. Brenner
                                              Vice President - Finance
                                              (As Authorized Officer)

                                       STATIA TERMINALS CANADA, INCORPORATED
                                                (Registrant)

Date:    August 14, 1997
                                       By: /s/ JAMES F. BRENNER
                                          -------------------------
                                               James F. Brenner
                                               Vice President and Treasurer
                                               (As Authorized Officer)

                                    Page S-1

                                 EXHIBIT INDEX

EXHIBIT                                                                   PAGE
-------                                                                   ----

27.1 Financial Data Schedule for Statia Terminals International N.V. (for Electronic filing only)

27.2 Financial Data Schedule for Statia Terminals Canada, Incorporated (for Electronic filing only)