Form 10-Q
period 1997-09-30
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 1997-11-14
CIK 1029101, 1029102

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________________ to ___________________

               COMMISSION FILE NUMBERS 333-18455 AND 333-18455-01

                                -----------------

                       STATIA TERMINALS INTERNATIONAL N.V.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NETHERLANDS ANTILLES                          52-2003102
       -------------------------------                -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                Identification No.)

                               TUMBLEDOWN DICK BAY
                       ST. EUSTATIUS, NETHERLANDS ANTILLES
                                (011) 5993-82300
       -----------------------------------------------------------------
               (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

                      STATIA TERMINALS CANADA, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NOVA SCOTIA, CANADA                    98-0164788
       -------------------------------          -------------------
       (State or other jurisdiction of            (I.R.S.Employer
        incorporation or organization)          Identification No.)

                             3817 PORT MALCOLM ROAD
                      PORT HAWKESBURY, NOVA SCOTIA B0E 2V0
                                 (902) 625-1711
       -----------------------------------------------------------------
               (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

                                -----------------

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

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                PAGE NO.
                                                                                --------
                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                  Consolidated Balance Sheets                                      1
                  Consolidated Statements of Income and Accumulated Deficit        2
                  Consolidated Statement of Cash Flows                             3
                  Notes to Consolidated Financial Statements                       4
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                   13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                18

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                         19
Item 2.  Changes in Securities                                                     19
Item 3.  Defaults Upon Senior Securities                                           19
Item 4.  Submission of Matters to a Vote of Security Holders                       19
Item 5.  Other Information                                                         19
Item 6.  Exhibits and Reports on Form 8-K                                          19

         THIS QUARTERLY REPORT ON FORM 10-Q (THIS "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2 AND 3 OF PART I HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND OTHER PETROLEUM PRODUCTS, CHANGES IN THE LIQUID TERMINALING INDUSTRY, CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, THE FINANCIAL CONDITION OF THE COMPANY'S CUSTOMERS, ADVERSE WEATHER CONDITIONS, THE CONDITION OF THE UNITED STATES ECONOMY AND OTHER MATTERS SET FORTH IN THIS REPORT. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

                                     PART I.

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    UNAUDITED
                                                  DECEMBER 31,     SEPTEMBER 30,
                                                      1996             1997
                                                  ------------     ------------
ASSETS:
Current assets:
      Cash and cash equivalents                     $   9,264         $   9,946
      Accounts receivable -
        Trade, net                                     12,165            12,273
         Other                                          3,096             1,660
      Inventory, net                                    4,969             2,302
      Prepaid expenses                                  1,036               963
      Assets held for sale                             20,000            20,118
                                                    ---------         ---------
          Total current assets                         50,530            47,262

Property and equipment, net                           203,187           200,018
Other non-current assets, net                           6,438             5,890
                                                    ---------         ---------

                                                    $ 260,155         $ 253,170
                                                    =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
      Accounts payable                              $   9,926         $  11,030
      Accrued interest expense                          1,521             5,993
      Accrued expenses                                 15,303             8,406
                                                    ---------         ---------
          Total current liabilities                    26,750            25,429

Long-term debt                                        135,000           135,000
                                                    ---------         ---------
          Total liabilities                           161,750           160,429
                                                    ---------         ---------

Equity subject to reduction                            20,000            20,000

Stockholders' equity:
      Common stock                                          6                 6
      Additional paid-in capital                       78,494            78,494
      Accumulated deficit                                 (95)           (5,759)
                                                    ---------         ---------
          Total stockholders' equity                   78,405            72,741
                                                    ---------         ---------

                                                    $ 260,155         $ 253,170
                                                    =========         =========

   The accompanying notes are an integral part of these financial statements.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                             (DOLLARS IN THOUSANDS)

                                                     UNAUDITED                      UNAUDITED
                                           QUARTER ENDED SEPTEMBER 30,     YEAR TO DATE SEPTEMBER 30,
                                           ---------------------------     --------------------------
                                              1996             1997           1996             1997
                                           ----------       ----------     ----------       ---------
Revenues                                    $  38,129       $  35,333       $ 114,978       $ 101,190

Costs of services and products sold            36,201          31,076         104,859          88,418
                                            ---------       ---------       ---------       ---------

     Gross profit                               1,928           4,257          10,119          12,772

Administrative expense                          1,243           1,483           4,463           4,644
                                            ---------       ---------       ---------       ---------

     Income from operations                       685           2,774           5,656           8,128

Interest expense                                1,164           3,992           3,498          11,966
                                            ---------       ---------       ---------       ---------

     Income (loss) before income taxes           (479)         (1,218)          2,158          (3,838)

Provision for income taxes                        212             243             498             476
                                            ---------       ---------       ---------       ---------

     Net income (loss)                           (691)         (1,461)          1,660          (4,314)

Preferred dividends                               223            --               788            --
                                            ---------       ---------       ---------       ---------
     Net income (loss) available to
       common shareholders                       (914)         (1,461)            872          (4,314)

Accumulated deficit, opening balance          (23,214)         (4,298)           --               (95)

Dividends                                        --              --           (25,000)         (1,350)
                                            ---------       ---------       ---------       ---------

Accumulated deficit, closing balance        $ (24,128)      $  (5,759)      $ (24,128)      $  (5,759)
                                            =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    UNAUDITED               UNAUDITED
                                                                                YEAR TO DATE AS OF      YEAR TO DATE AS OF
                                                                                SEPTEMBER 30, 1996      SEPTEMBER 30, 1997
                                                                                ------------------      ------------------
Cash flows from operating activities:
       Net income (loss)                                                             $  1,660                $ (4,314)
       Adjustments to reconcile net income (loss) to net cash
           provided by operating activities-
             Depreciation and amortization expense                                      7,544                   8,136
             (Gain) on disposal of fixed assets                                           (69)                   (105)
             Increase in accounts receivable-trade, net                                  (735)                   (108)
             Decrease in other receivables                                              3,964                   1,382
             Decrease (increase) in inventory                                          (4,818)                  2,667
             Decrease (increase) in prepaid expenses                                     (288)                     73
             Decrease (increase) in other non-current assets                              391                    (253)
             Increase in accounts payable                                               2,490                   1,103
             Increase (decrease) in accrued expenses                                    2,468                  (2,411)
             Increase (decrease) in payables to affiliates                             (1,247)                     42
                                                                                     --------                --------
                   Net cash provided by operating activities                           11,360                   6,212
                                                                                     --------                --------
Cash flows from investing activities:
       Proceeds from sale of fixed assets                                                 111                     104
       Purchase of property and equipment                                             (12,479)                 (4,284)
                                                                                     --------                --------
                   Net cash used in investing activities                              (12,368)                 (4,180)
                                                                                     --------                --------
Cash flows from financing activities:
       Bank loan repayments                                                           (66,400)                   --
       Increase in notes payable                                                       66,000                    --
       Increase in advances from CBI/Praxair                                           26,376                    --
       Dividends paid                                                                 (25,789)                 (1,350)
                                                                                     --------                --------
                   Net cash provided by (used in) financing activities                    187                  (1,350)
                                                                                     --------                --------

Increase (decrease) in cash and cash equivalents                                         (821)                    682
Cash and cash equivalents, beginning balance                                            1,469                   9,264
                                                                                     --------                --------

Cash and cash equivalents, ending balance                                            $    648                $  9,946
                                                                                     ========                ========
Supplemental disclosure of cash flow information:
       Cash paid for income taxes                                                    $    601                $    307
       Cash paid for interest                                                        $  3,667                $  7,403

   The accompanying notes are an integral part of these financial statements.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated financial statements of Statia Terminals International N.V. ("Statia Terminals") and its subsidiaries (together with Statia Terminals, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of the Company's management, the accompanying consolidated financial statements contain adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 1997 and the results of operations and cash flows for the periods ended September 30, 1997 and 1996. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2. ACQUISITIONS

         Prior to January 12, 1996, the Company was a wholly owned subsidiary of CBI Industries, Inc. ("CBI"). On January 12, 1996, pursuant to a Merger Agreement dated December 22, 1995, CBI became a wholly owned subsidiary of Praxair, Inc. ("Praxair"). The Praxair purchase transaction was reflected in the Company's consolidated financial statements in accordance with the purchase method of accounting effective January 1, 1996. On November 27, 1996, Castle Harlan II, L.P., a private merchant bank, management of the Company and others acquired from Praxair all of the outstanding common shares of Statia Terminals, Inc. and its subsidiaries and certain affiliates (the "CHPII Acquisition"). The CHPII Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated on a preliminary basis to the assets and liabilities of the Company based on their respective fair values as of the date of the CHPII Acquisition. The preliminary estimates may be revised at a later date. The application of purchase accounting resulted in changes to the historical cost basis of accounting for certain assets. In addition, in conjunction with the Praxair purchase transaction and CHPII Acquisition, the Company refinanced or paid its bank debt, retired certain preferred stock, satisfied an off-balance sheet lease obligation and issued 11-3/4% First Mortgage Notes (the "Notes"). Accordingly, the financial information provided in the consolidated statements of income and cash flows for the periods ended September 30, 1996 and 1997 may not be comparable. A solid black line has been inserted in the financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations where financial information may not be comparable across periods.

3. FINANCIAL STATEMENTS BY JURISDICTION

         The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of Statia Terminals International N.V., other than Statia Terminals Canada, Incorporated ("Statia Canada") which is a co-obligor on the Notes. Each of the subsidiary guarantors are, directly or indirectly, wholly-owned by Statia Terminals. The Company has several inactive non-guaranteeing subsidiaries which are inconsequential, individually and in the aggregate, and which have no assets, liabilities or operations, and are in process of being dissolved by the Company. The following condensed combining financial data illustrates the composition of the Company's subsidiary guarantors combined by jurisdiction. The enforceability of the guarantees may be affected differently under the laws of the applicable jurisdictions. Separate financial statements of the subsidiaries are not presented because management of the Company has determined that they are not material to investors.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       CONDENSED COMBINING BALANCE SHEETS
                             AS OF DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                            GUARANTEEING SUBSIDIARIES
                                                -------------------------------------------------
                                                  STATIA                 NETHERLANDS
                                                 TERMINALS                 ANTILLES
                                    STATIA      CANADA, INC.                OTHER
                                   TERMINALS       (WHICH                   THAN
                                 INTERNATIONAL  INCLUDES ALL   STATIA      STATIA                   RECLASSIFICATIONS
                                      N.V.       CANADIAN     TERMINALS   TERMINALS        UNITED         AND          CONSOLIDATED
                               (UNCONSOLIDATED)  ENTITIES)      N.V.         N.V.          STATES     ELIMINATIONS        TOTAL
                               ---------------  ------------  ---------  -----------       ------   -----------------  ------------
ASSETS
Current assets:
     Cash and cash
       equivalents                $   7,065     $     854    $   1,304     $      41      $    --       $    --         $   9,264
     Accounts receivable -
        Trade, net                     --             873       10,876           (88)           504          --            12,165
        Other                            54           630        2,421            33            414          (456)          3,096
     Inventory, net                    --           1,157        3,812          --             --            --             4,969
     Prepaid expenses                  --              67           26             1            942          --             1,036
     Receivable from
       (payable to)
       affiliates                   (11,020)         --            (37)       20,557         (4,517)       (4,983)           --
     Assets held for sale              --            --         10,000          --           10,000          --            20,000
                                  ---------     ---------    ---------     ---------      ---------     ---------       ---------
         Total current
           assets                    (3,901)        3,581       28,402        20,544          7,343        (5,439)         50,530

Property and equipment, net            --          29,036      172,316         1,394            441          --           203,187
Investment in subsidiaries          103,040          --           --         180,424            213      (283,677)           --
Other non-current assets, net          --           1,366        5,039          --               33          --             6,438
                                  ---------     ---------    ---------     ---------      ---------     ---------       ---------
                                  $  99,139     $  33,983    $ 205,757     $ 202,362      $   8,030     $(289,116)      $ 260,155
                                  =========     =========    =========     =========      =========     =========       =========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
     Accounts payable             $    --       $     688    $   5,453     $      43      $   4,199     $    (457)      $   9,926
     Accrued expenses                   734         4,613        8,814           (29)         1,131            40          15,303
     Accrued interest                  --             316        1,205          --             --            --             1,521
                                  ---------     ---------    ---------     ---------      ---------     ---------       ---------
         Total current
           liabilities                  734         5,617       15,472            14          5,330          (417)         26,750

Long-term debt                         --          28,060      106,940          --             --            --           135,000
Payable to (receivable from)
  CBI affiliates                       --          (1,597)       6,619          --             --          (5,022)           --
                                  ---------     ---------    ---------     ---------      ---------     ---------       ---------
         Total liabilities              734        32,080      129,031            14          5,330        (5,439)        161,750
                                  ---------     ---------    ---------     ---------      ---------     ---------       ---------

Equity subject to reduction          20,000          --           --            --             --            --            20,000

Stockholders' equity:
     Common stock                         6          --         19,395       159,006          3,000      (181,401)              6
     Additional paid-in capital      78,494         2,266       56,847        43,207           --        (102,320)         78,494
     Retained earnings (deficit)        (95)         (363)         484           135           (300)           44             (95)
                                  ---------     ---------    ---------     ---------      ---------     ---------       ---------
         Total stockholders'
           equity                    78,405         1,903       76,726       202,348          2,700      (283,677)         78,405
                                  ---------     ---------    ---------     ---------      ---------     ---------       ---------
                                  $  99,139     $  33,983    $ 205,757     $ 202,362      $   8,030     $(289,116)      $ 260,155
                                  =========     =========    =========     =========      =========     =========       =========

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        CONDENSED COMBINING STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
               FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                           RECLASSIFICATIONS
                                                             NETHERLANDS      UNITED             AND
                                                CANADA        ANTILLES        STATES          ELIMINATIONS       TOTAL
                                               --------      -----------     --------      -----------------   --------
Revenues                                       $  2,687       $ 34,393       $  2,221           $ (1,172)      $ 38,129

Costs of services and products sold               2,035         33,398            832                (64)        36,201
                                               --------       --------       --------           --------       --------

    Gross profit                                    652            995          1,389             (1,108)         1,928

Administrative expense                              402            706          1,243             (1,108)         1,243
                                               --------       --------       --------           --------       --------

    Income from operations                          250            289            146               --              685

Interest expense                                  1,102             62           --                 --            1,164
                                               --------       --------       --------           --------       --------

    Income (loss) before income taxes              (852)           227            146               --             (479)

Provision for (benefit from) income taxes            46             66            100               --              212
                                               --------       --------       --------           --------       --------

    Net income (loss)                              (898)           161             46               --             (691)

Preferred dividends                                 223           --             --                 --              223
                                               --------       --------       --------           --------       --------
    Net income (loss) available to
      common shareholders                        (1,121)           161             46               --             (914)

Accumulated deficit, opening balance             (3,615)       (19,149)          (450)              --          (23,214)

    Dividends                                      --             --             --                 --             --
                                               --------       --------       --------           --------       --------

Accumulated deficit, closing balance           $ (4,736)      $(18,988)      $   (404)          $   --         $(24,128)
                                               ========       ========       ========           ========       ========

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        CONDENSED COMBINING STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                          RECLASSIFICATIONS
                                                              NETHERLANDS       UNITED          AND
                                                  CANADA       ANTILLES         STATES      ELIMINATIONS        TOTAL
                                                 -------      ----------      ---------  ------------------   ---------
Revenues                                         $ 7,922      $  104,762      $   6,352       $  (4,058)      $ 114,978

Costs of services and products sold                7,054          95,760          2,255            (210)        104,859
                                                 -------      ----------      ---------       ---------       ---------

     Gross profit                                    868           9,002          4,097          (3,848)         10,119

Administrative expense                             1,367           2,482          4,462          (3,848)          4,463
                                                 -------      ----------      ---------       ---------       ---------

     Income (loss) from operations                  (499)          6,520           (365)           --             5,656

Interest expense                                   3,151             347           --              --             3,498
                                                 -------      ----------      ---------       ---------       ---------

     Income (loss) before income taxes            (3,650)          6,173           (365)           --             2,158

Provision for income taxes                           298             161             39            --               498
                                                 -------      ----------      ---------       ---------       ---------

     Net income (loss)                            (3,948)          6,012           (404)           --             1,660

Preferred dividends                                  788            --             --              --               788
                                                 -------      ----------      ---------       ---------       ---------
     Net income (loss) available to
       common shareholders                        (4,736)          6,012           (404)           --               872

Retained earnings, opening balance                  --              --             --              --              --

     Dividends                                      --           (25,000)          --              --           (25,000)
                                                 -------      ----------      ---------       ---------       ---------

Accumulated deficit, closing balance             $(4,736)     $  (18,988)      $    (404)     $    --         $ (24,128)
                                                 =======      ==========      =========       =========       =========

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                                    RECLASSIFICATIONS
                                                                  NETHERLANDS                              AND
                                                   CANADA          ANTILLES        UNITED STATES       ELIMINATIONS        TOTAL
                                                 ---------        -----------      -------------    -----------------    --------
Net cash provided by (used in) operating
  activities                                     $ (7,813)         $ 34,765          $(15,592)            $   --         $ 11,360
                                                 --------          --------          --------             --------       --------
Cash flows from investing activities:
       Investment in subsidiary                      --                --                  (7)                   7           --
       Proceeds from sale of property
         and equipment                               --                 111              --                   --              111
       Purchase of property and equipment            (800)          (10,229)           (1,450)                --          (12,479)
                                                 --------          --------          --------             --------       --------
                   Net cash used in
                     investing activities            (800)          (10,118)           (1,457)                   7        (12,368)
                                                 --------          --------          --------             --------       --------

Cash flows from financing activities:
       Bank loan repayments                       (66,400)             --                --                   --          (66,400)
       Increase in notes payable                   66,000              --                --                   --           66,000
       Additional capital contribution               --                   7              --                     (7)          --
       Increase in advances to affiliates           8,805               322            17,249                 --           26,376
       Dividends paid                                (789)          (25,000)             --                   --          (25,789)
                                                 --------          --------          --------             --------       --------
                   Net cash provided by
                      (used in) financing
                      activities                    7,616           (24,671)           17,249                   (7)           187
                                                 --------          --------          --------             --------       --------

Increase (decrease) in cash and cash
  equivalents                                        (997)              (24)              200                 --             (821)

Cash and cash equivalents, beginning
   balance                                          1,207               300               (38)                --            1,469
                                                 --------          --------          --------             --------       --------

Cash and cash equivalents, ending balance        $    210          $    276          $    162             $   --         $    648
                                                 ========          ========          ========             ========       ========
Supplemental disclosure of cash flow
  information:
       Cash paid for income taxes                $    115          $    210          $    276             $   --         $    601
       Cash paid for interest                    $  3,667          $   --            $   --               $   --         $  3,667

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       CONDENSED COMBINING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                           GUARANTEEING SUBSIDIARIES
                                               ---------------------------------------------------
                                                 STATIA                   NETHERLANDS
                                                TERMINALS                  ANTILLES
                                   STATIA      CANADA, INC.                 OTHER
                                  TERMINALS      (WHICH       STATIA        THAN
                                INTERNATIONAL  INCLUDES ALL  TERMINALS      STATIA                   RECLASSIFICATIONS
                                     N.V.       CANADIAN       N.V.        TERMINALS        UNITED         AND          CONSOLIDATED
                              (UNCONSOLIDATED)  ENTITIES)    CONSOLIDATED     N.V.          STATES     ELIMINATIONS        TOTAL
                              ---------------  ------------  ------------ -----------       ------   -----------------  ------------
ASSETS
Current assets:
     Cash and cash
       equivalents               $       1     $     800     $   8,833     $      19     $     293     $    --       $   9,946
     Accounts receivable -
        Trade, net                    --           2,643         9,373          --             257          --          12,273
        Other                         --             537           948             1           174          --           1,660
     Inventory, net                   --             937         1,365          --            --            --           2,302
     Prepaid expenses                 --             118            94             1           750          --             963
     Assets held for sale             --             118        10,000          --          10,000          --          20,118
                                 ---------     ---------     ---------     ---------     ---------     ---------     ---------
         Total current
           assets                        1         5,153        30,613            21        11,474          --          47,262

Property and equipment, net           --          28,620       170,067         1,260            71          --         200,018
Investment in subsidiaries          93,025          --            --         177,717           205      (270,947)         --
Other non-current
  assets, net                         --           1,223         4,499             1           167          --           5,890
                                 ---------     ---------     ---------     ---------     ---------     ---------     ---------

                                 $  93,026     $  34,996     $ 205,179     $ 178,999     $  11,917     $(270,947)    $ 253,170
                                 =========     =========     =========     =========     =========     =========     =========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
     Accounts payable            $      22     $   1,011     $   9,456     $       3     $     538     $    --       $  11,030
     Accrued interest expense         --           1,246         4,747          --            --            --           5,993
     Accrued expenses                   79         2,253         4,087            (9)        1,956          --           8,366
     Receivable from (payable
       to) affiliates                  184           851        11,466       (20,589)        8,128          --              40
                                 ---------     ---------     ---------     ---------     ---------     ---------     ---------
         Total current
           liabilities                 285         5,361        29,756       (20,595)       10,622          --          25,429

Long-term debt                        --          28,060       106,940          --            --            --         135,000
                                 ---------     ---------     ---------     ---------     ---------     ---------     ---------
         Total liabilities             285        33,421       136,696       (20,595)       10,622          --         160,429
                                 ---------     ---------     ---------     ---------     ---------     ---------     ---------

Equity subject to reduction         20,000          --            --            --            --            --          20,000

Stockholders' equity:
     Common stock                        6          --          19,395       159,006         3,000      (181,401)            6
     Additional paid-in
       capital                      78,494         2,266        56,847        43,207          --        (102,320)       78,494
     Retained earnings
       (deficit)                    (5,759)         (691)       (7,759)       (2,619)       (1,705)       12,774        (5,759)
                                 ---------     ---------     ---------     ---------     ---------     ---------     ---------
         Total stockholders'
           equity                   72,741         1,575        68,483       199,594         1,295      (270,947)       72,741
                                 ---------     ---------     ---------     ---------     ---------     ---------     ---------

                                 $  93,026     $  34,996     $ 205,179     $ 178,999     $  11,917     $(270,947)    $ 253,170
                                 =========     =========     =========     =========     =========     =========     =========


            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        CONDENSED COMBINING STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
              FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                           GUARANTEEING SUBSIDIARIES
                                               ---------------------------------------------------
                                                 STATIA                   NETHERLANDS
                                                TERMINALS                  ANTILLES
                                   STATIA      CANADA, INC.                 OTHER
                                  TERMINALS      (WHICH                     THAN
                                INTERNATIONAL  INCLUDES ALL     STATIA      STATIA                   RECLASSIFICATIONS
                                     N.V.       CANADIAN       TERMINALS   TERMINALS        UNITED         AND          CONSOLIDATED
                              (UNCONSOLIDATED)  ENTITIES)         N.V.        N.V.          STATES     ELIMINATIONS        TOTAL
                              ---------------  ------------  ------------ -----------       ------   -----------------  ------------
Revenues                         $   --          $  6,309       $ 28,552    $    146      $  2,029      $ (1,703)         $ 35,333

Costs of services and
  products sold                      --             3,741         26,414         212         1,133          (424)           31,076
                                 --------        --------       --------    --------      --------      --------          --------
     Gross Profit                    --             2,568          2,138         (66)          896        (1,279)            4,257

Administrative expense                 86             504            775        --           1,397        (1,279)            1,483
                                 --------        --------       --------    --------      --------      --------          --------
     Income (loss) from
       operations                     (86)          2,064          1,363         (66)         (501)         --               2,774

Interest expense                     --               829          3,160        --               3          --               3,992
                                 --------        --------       --------    --------      --------      --------          --------
     Income (loss) before
       income taxes                   (86)          1,235         (1,797)        (66)         (504)         --              (1,218)

Provision for income taxes           --               103             71         (25)           94          --                 243
                                 --------        --------       --------    --------      --------      --------          --------

     Net income (loss)                (86)          1,132         (1,868)        (41)         (598)         --              (1,461)

Earnings (loss) from equity
  investments                      (1,375)           --             --          (736)            2         2,109              --
                                 --------        --------       --------    --------      --------      --------          --------
     Net income (loss)
       available to common
       shareholders                (1,461)          1,132         (1,868)       (777)         (596)        2,109            (1,461)

Accumulated deficit,
  opening balance                  (4,298)         (1,823)        (5,891)     (1,842)       (1,109)       10,665            (4,298)

Dividends                            --              --             --          --            --            --                --
                                 --------        --------       --------    --------      --------      --------          --------
Accumulated deficit,
  closing balance                $ (5,759)       $   (691)      $ (7,759)   $ (2,619)     $ (1,705)     $ 12,774          $ (5,759)
                                 ========        ========       ========    ========      ========      ========          ========

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        CONDENSED COMBINING STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
               FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                       GUARANTEEING SUBSIDIARIES
                                           ---------------------------------------------------
                                             STATIA                   NETHERLANDS
                                            TERMINALS                  ANTILLES
                               STATIA      CANADA, INC.                 OTHER
                              TERMINALS      (WHICH                     THAN
                            INTERNATIONAL  INCLUDES ALL     STATIA      STATIA                   RECLASSIFICATIONS
                                 N.V.       CANADIAN       TERMINALS   TERMINALS        UNITED         AND          CONSOLIDATED
                          (UNCONSOLIDATED)  ENTITIES)         N.V.        N.V.          STATES     ELIMINATIONS        TOTAL
                          ---------------  ------------  ------------ -----------       ------   -----------------  ------------
Revenues                     $   5,864       $  13,672     $  87,185   $   6,229      $   6,285     $ (18,045)        $ 101,190

Costs of services and
  products sold                   --             9,849        77,455         428          3,054        (2,368)           88,418
                             ---------       ---------     ---------   ---------      ---------     ---------         ---------

     Gross Profit                5,864           3,823         9,730       5,801          3,231       (15,677)           12,772

Administrative expense             164           1,523         2,427        --            4,479        (3,949)            4,644
                             ---------       ---------     ---------   ---------      ---------     ---------         ---------
     Income (loss) from
       operations                5,700           2,300         7,303       5,801         (1,248)      (11,728)            8,128

Interest expense                  --             2,486         9,471        --                9          --              11,966
                             ---------       ---------     ---------   ---------      ---------     ---------         ---------
     Income (loss) before
       income taxes              5,700            (186)       (2,168)      5,801         (1,257)      (11,728)           (3,838)

Provision for income taxes        --               142           211         (16)           139          --                 476
                             ---------       ---------     ---------   ---------      ---------     ---------         ---------

     Net income (loss)           5,700            (328)       (2,379)      5,817         (1,396)      (11,728)           (4,314)

Earnings (loss) from
  equity investments           (10,014)           --            --        (2,707)            (9)       12,730              --
                             ---------       ---------     ---------   ---------      ---------     ---------         ---------
     Net income (loss)
       available to
       common shareholders      (4,314)           (328)       (2,379)      3,110         (1,405)        1,002            (4,314)

Retained earnings
  (accumulated
  deficit), opening
  balance                          (95)           (363)          484         135           (300)           44               (95)

Dividends                       (1,350)           --          (5,864)     (5,864)          --          11,728            (1,350)
                             ---------       ---------     ---------   ---------      ---------     ---------         ---------
Accumulated deficit,
  closing balance            $  (5,759)      $    (691)    $  (7,759)  $  (2,619)     $  (1,705)    $  12,774         $  (5,759)
                             =========       =========     =========   =========      =========     =========         =========

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                       GUARANTEEING SUBSIDIARIES
                                           ---------------------------------------------------
                                             STATIA                   NETHERLANDS
                                            TERMINALS                  ANTILLES
                               STATIA      CANADA, INC.                 OTHER
                              TERMINALS      (WHICH                     THAN
                            INTERNATIONAL  INCLUDES ALL     STATIA      STATIA                   RECLASSIFICATIONS
                                 N.V.       CANADIAN       TERMINALS   TERMINALS        UNITED         AND          CONSOLIDATED
                          (UNCONSOLIDATED)  ENTITIES)         N.V.        N.V.          STATES     ELIMINATIONS        TOTAL
                          ---------------  ------------  ------------ -----------       ------   -----------------  ------------
Net cash provided by
  (used in) operating
  activities                  $(15,728)      $    522       $ 16,514    $  3,135       $    767      $  1,002        $  6,212
                              --------       --------       --------    --------       --------      --------        --------
Cash flows from
  investing activities:
      Purchase of
        property and
        equipment                 --             (576)        (3,121)       --             (687)          100          (4,284)
      Income from
        Equity
        Investment              10,014           --             --         2,707              9       (12,730)           --
      Proceeds from sale
        of fixed assets           --             --             --          --              204          (100)            104
                              --------       --------       --------    --------       --------      --------        --------
          Net cash
            provided
            by (used
            in)
            investing
            activities          10,014           (576)        (3,121)      2,707           (474)      (12,730)         (4,180)
                              --------       --------       --------    --------       --------      --------        --------
Cash flows from
  financing activities:
      Dividends paid            (1,350)          --           (5,864)     (5,864)          --          11,728          (1,350)
                              --------       --------       --------    --------       --------      --------        --------
          Net cash
            provided
            by (used
            in)
            financing
            activities          (1,350)          --           (5,864)     (5,864)          --          11,728          (1,350)
                              --------       --------       --------    --------       --------      --------        --------
Increase (decrease) in
  cash and cash
  equivalents                   (7,064)           (54)         7,529         (22)           293          --               682

Cash and cash
  equivalents,
  beginning
  balance                        7,065            854          1,304          41           --            --             9,264
                              --------       --------       --------    --------       --------      --------        --------
Cash and cash
  equivalents,
  ending
  balance                     $      1       $    800       $  8,833    $     19       $    293      $   --          $  9,946
                              ========       ========       ========    ========       ========      ========        ========
Supplemental
  disclosure of cash
  flow information:
      Cash paid for
        income taxes          $   --         $     71       $    210    $   --         $     26      $   --          $    307
      Cash paid for
        interest              $   --         $  1,539       $  5,864    $   --         $   --        $   --          $  7,403

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Financial Statements and Notes thereto of Statia Terminals International N.V. and its subsidiaries as of September 30, 1997 and the periods ended September 30, 1997 and 1996 included herein. Reference should also be made to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1996 including the consolidated financial statements of the Company, Statia Canada and Statia Terminals N.V. ("STNV").

RESULTS OF OPERATIONS

         Total revenues for the quarter ending September 30, 1997 were $35.3 million compared to $38.1 million for the same period in 1996, a decrease of $2.8 million, or 7.3%. Comparative nine month revenues were down $13.8 million, or 12.0%, falling to $101.2 million from $115.0 million. The decreases in revenues resulted primarily from reduced bunker and bulk product sales at the Company's St. Eustatius, Netherlands Antilles facility partially offset by an increase in bunker and bulk product sales at the Point Tupper, Canada facility. Terminaling services revenue (consisting of storage, throughput, docking charges, response fees and other terminal charges) declined at St. Eustatius, but showed improvement at Point Tupper for the first nine months of 1997 compared to the first nine months of 1996. Terminaling services typically produce higher gross margins than bunker and bulk product sales.

         Gross profit, operating income and net income (loss) for the periods ended September 30, 1996 and 1997 are not comparable due to the effects of purchase accounting applied as a result of the CHPII Acquisition. See Note 2 to the Consolidated Financial Statements of Statia Terminals International N.V. on Page 4 herein for further discussion. Depreciation, amortization and other operating expenses, which are components of gross profit, changed as a result of the revaluation of various assets to their fair values on November 27, 1996 in connection with the CHPII Acquisition. In addition, since the Company can no longer effectively pool costs with affiliated companies, certain expenses related to insurance increased during the third quarter and first nine months of 1997 compared to the same periods a year ago. During 1997 the Company instituted certain cost reduction programs lowering the number of persons employed and reducing certain marine equipment costs. Changes in the components of the Company's debt and equity accounts, including termination of certain lease obligations which previously had been charged to operating expenses, resulted in changes to cost of services and products sold, interest expense and preferred dividends.

                REVENUES AND OPERATING INCOME (LOSS) BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                      QUARTER ENDED SEPTEMBER 30,           YEAR TO DATE SEPTEMBER 30,
                                                     ----------------------------          ----------------------------
                                                        1996               1997               1996               1997
                                                     ----------         ---------          ---------          ---------
REVENUES
      Netherlands Antilles and the Caribbean
           Terminaling services                      $   8,475          $   8,535          $  28,617          $  25,428
           Bunker and bulk product sales                25,918             20,121             76,145             61,996
                                                     ---------          ---------          ---------          ---------
                                                        34,393             28,656            104,762             87,424
                                                     ---------          ---------          ---------          ---------
      Canada
           Terminaling services                          2,413              5,056              6,445             10,847
           Bunker and bulk product sales                   274              1,253              1,477              2,825
                                                     ---------          ---------          ---------          ---------
                                                         2,687              6,309              7,922             13,672
                                                     ---------          ---------          ---------          ---------
      United States
           Terminaling services                          1,114                751              2,504              2,336
           Corporate services                            1,107              1,278              3,848              3,949
                                                     ---------          ---------          ---------          ---------
                                                         2,221              2,029              6,352              6,285
                                                     ---------          ---------          ---------          ---------

      Eliminations                                      (1,172)            (1,661)            (4,058)            (6,191)
                                                     ---------          ---------          ---------          ---------

           Total revenues                            $  38,129          $  35,333          $ 114,978          $ 101,190
                                                     =========          =========          =========          =========
OPERATING INCOME (LOSS)
      Netherlands Antilles and the Caribbean         $     290          $   1,211          $   6,520          $   7,076
      Canada                                               249              2,064               (499)             2,300
      United States                                        146               (501)              (365)            (1,248)
                                                     ---------          ---------          ---------          ---------

           Total operating income                    $     685          $   2,774          $   5,656          $   8,128
                                                     =========          =========          =========          =========

         Comparison of the third quarters of 1996 and 1997 for St. Eustatius reflect a nominal increase in revenues from terminaling services. The overall percentage of capacity leased was 68% for the third quarter of 1996 compared to 69% for the same period in 1997. Substantially all of the facility's clean product tankage was leased during the third quarter and first nine months of 1996 while only a small portion of such tankage was leased during the same periods in 1997. More fuel oil tankage was leased during the third quarter of 1997 than 1996. The percentage of capacity leased and lease rates for this facility's crude storage tanks were essentially unchanged when comparing the results of the third quarter 1997 with the same period in 1996. Total throughput fell from 13.3 million barrels for the third quarter of 1996 to 11.7 million barrels for the third quarter of 1997 due to reduced throughput of crude oil partially offset by higher throughput of fuel oil.

         Caribbean bunker and bulk product sales fell $5.8 million or 22.4% in the third quarter of 1997 as compared to the third quarter of 1996. The decrease resulted from reduced bunker fuel deliveries due to (i) a general perception that petroleum market prices would continue to fall or at least remain stable during the last half of 1997 and (ii) an increase in competition within the region. Management believes that many vessel owners and charterers opted to purchase smaller quantities or defer purchases during the period of falling bunker fuel prices. In addition, bunker fuel prices have been generally cheaper in Europe, the Middle East, and the U.S. Gulf compared to the Caribbean partially due to excess supply in these regions.

         At Point Tupper, the percentage of tank capacity leased for the third quarter of 1997 was 77%, up from 55% last year due to the signing of additional spot storage contracts earlier this year. Total revenues more than doubled when comparing third quarter periods. The increase is due to additional crude oil storage leased and a four-fold increase in crude oil throughput. Additional throughput led to higher port charge revenues from vessels calling at the facility.

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)

                                             QUARTER ENDED SEPTEMBER 30,                 YEAR TO DATE SEPTEMBER 30,
                                            ----------------------------                ---------------------------
                                             1996                  1997                  1996                  1997
                                            ------                ------                ------                ------
Netherlands Antilles and
   the Caribbean
              Total capacity                11,334                11,334                11,334                11,334
              Capacity leased                   68%                   69%                   81%                   75%
              Throughput                    13,296                11,660                50,134                44,897
              Vessel calls                     198                   178                   684                   591

Canada
              Total capacity                 7,404                 7,404                 7,404                 7,404
              Capacity leased                   55%                   77%                   55%                   66%
              Throughput                     4,242                20,148                14,178                38,814
              Vessel calls                      19                    45                    44                    90

Texas
              Total capacity                 1,649                 1,649                 1,649                 1,649
              Capacity leased                   62%                   28%                   39%                   32%
              Throughput                       556                   607                 1,704                 1,190
              Vessel calls                      10                    31                    52                    72

All locations
              Total capacity                20,387                20,387                20,387                20,387
              Capacity leased                   63%                   68%                   68%                   68%
              Throughput                    18,094                32,415                66,016                84,901
              Vessel calls                     227                   254                   780                   753

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations has been the Company's primary source of liquidity during 1997. Cash provided by operations has been used to pay interest on the Notes, purchase property and equipment and pay a dividend to the Company's parent in accordance with agreements among the Company and its parent. Despite net losses of $1.5 million and $4.3 million for the three and nine months ended September 30, 1997, respectively, the Company had positive cash flow from operations of $3.1 and $6.2 million for the respective periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens. At December 31, 1996, the Company had cash and cash equivalents on hand of $9.3 million compared to $9.9 million at September 30, 1997. Of this amount, $8.0 million was invested in off-shore time deposits maturing in November 1997.

         During 1997, the Company's interest expense amounting to $12.0 million consisted of interest on the 11-3/4% First Mortgage Notes due 2003 and certain bank charges. An interest payment related to the Notes of $7.4 million was paid during the second quarter. Subsequently interest was accrued for expected payment during the fourth quarter of 1997.

         During 1997, no significant changes have occurred in the Company's debt and equity financing arrangements. As of September 30, 1997, the Company had not borrowed under its $17.5 million revolving credit facility. This facility permits the Company to borrow in accordance with its available borrowing base which was estimated at $10.9 million ($8.8 million for STNV and $2.1 million for Statia Canada) as of September 30, 1997 and bears interest at the prime rate plus 50 basis points (9.0% at September 30, 1997). This facility is available for working capital needs and letter of credit financing.

         During 1997, a majority of capital expenditures were related to sustaining the Company's existing operations including its maintenance programs. The Company's capital expenditure budget for 1997 has been revised to $6.5 million. Additional spending is contingent upon the disposition of certain assets held for sale and the addition of incremental terminaling business.

         Because certain of the Company's computer systems may not adequately handle changes brought about by the new millennium, the Company has developed a master plan for dealing with potential Year 2000 issues, including upgrading existing software applications during 1998. The 1998 capital expenditure budget includes $0.7 million for such upgrades. The cost of addressing the Year 2000 issue is not expected to significantly impact the Company's future financial condition or results of operations.

                        CAPITAL EXPENDITURES BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                             QUARTER ENDED SEPTEMBER 30,               YEAR TO DATE SEPTEMBER 30,
                                          -----------------------------------      -----------------------------------
                                               1996               1997                   1996               1997
                                          ---------------    ----------------      ----------------   ----------------
Netherlands Antilles and the Caribbean       $  9,025           $ 1,364                $ 10,229           $  3,121

Canada                                            138               197                     800                576

United States                                     239               520                   1,450                687

Eliminations                                     --                (100)                  --                  (100)
                                             --------           -------                --------          ---------

                                             $  9,402           $ 1,981                $ 12,479          $   4,284
                                             ========           =======                ========          =========

         During the first nine months of 1996, the predecessor company had term and revolving loans guaranteed by its former parent at the London Interbank Offer Rate (LIBOR) plus 35 or 50 basis points. In addition, the Company leased a portion of its facilities from a third party financier under a twenty year operating lease arrangement. Interest expense and lease payments (consisting primarily of interest on the underlying debt obligation) for the first nine months of 1996 amounted to $3.5 million and $4.6 million, respectively.

         During the first nine months of 1996, cash provided by the Company's former parent was used to repair damages caused by certain hurricanes which occurred during 1995 (causing an increase in other receivables pending receipt of insurance proceeds). In addition, cash was used to pay dividends to its former parent, to reduce bank debt and to purchase property and equipment.

ASSETS HELD FOR SALE

         The Company's Brownsville, Texas facility and the Company's emergency response vessel, M/V MEGAN D. GAMBARELLA, are being held for sale. The following table sets forth, for the periods indicated, consolidated income from operations with adjustments to reflect operating loss from the Brownsville terminal adjusted for certain on-going administrative expenses and certain expenses related to assets to be retained. Similar levels of revenues are anticipated to be earned and similar expenses incurred following disposition of the M/V MEGAN
D. GAMBARELLA, and therefore no adjustment has been reflected in the table for this vessel.

                    OPERATING INCOME FROM ON-GOING OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                            FOR THE QUARTERS ENDED SEPTEMBER 30,  FOR THE YEAR TO DATE SEPTEMBER 30,
                                                            -----------------------------------   ---------------------------------
                                                                  1996                1997              1996               1997
                                                            --------------       --------------   --------------      -------------
Consolidated income from operations                           $     685            $   2,774         $   5,656           $  8,128

Less:  Operating loss from
       Statia Terminals Southwest, Inc.                             (59)                (553)             (703)            (1,468)

Add:   Estimated adjustment for assets to be retained
       and on-going expenses                                       (350)                (185)             (956)              (782)
                                                              ---------            ---------         ---------           --------
Consolidated income from on-going operations                  $     394            $   3,142         $   5,403           $  8,814
                                                              =========            =========         =========           ========

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company periodically purchases refined petroleum products from its customers and others for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blend stocks for its customers. Petroleum inventories are held for short time periods, generally not exceeding ninety days. The Company does not presently have any derivative positions to hedge its inventory of petroleum products. The following table indicates the Company's aggregate carrying value of its petroleum products on hand at September 30, 1997 at average cost, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (DOLLARS IN THOUSANDS)

                                         AS OF SEPTEMBER 30, 1997
                                        --------------------------
                                         CARRYING           FAIR
                                          AMOUNT           VALUE
                                        ----------       ---------
Petroleum Inventory
   STNV                                 $    1,365       $   1,844
   Statia Canada                               937             823
                                        ----------       ---------

                                        $    2,302       $   2,667
                                        ==========       =========

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

                                    PART II.

                                OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS.

         Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for complete discussion. There have been no material developments in the Company's legal proceedings since December 31, 1996.

                         ITEM 2. CHANGES IN SECURITIES.

                                      None.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                                      None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                 Not applicable.

                           ITEM 5. OTHER INFORMATION.

         On July 21, 1997, Statia Terminals Group N.V., the parent of Statia Terminals, adopted a stock option plan pursuant to which options to acquire up to 7,235.294 shares of common stock of Statia Terminals Group N.V. may be granted to employees of the Company and directors of the parent. As of September 30, 1997, no options had been granted under such plan.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

         4.1a Amendment, dated as of August 14, 1997, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, the Subsidiary Guarantors named therein and Marine Midland Bank. (for electronic filing only)
         10.16 1997 Stock Option Plan with Award Agreements (for electronic filing only)
         27.1 Financial Data Schedule for Statia Terminals International N.V. (for electronic filing only)
         27.2 Financial Data Schedule for Statia Terminals Canada, Incorporated. (for electronic filing only)

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

                                        STATIA TERMINALS INTERNATIONAL N.V.
                                                 (Registrant)

Date:  November 14, 1997

                                        By: /s/ JAMES F. BRENNER
                                            ---------------------------------
                                                James F. Brenner
                                                Vice President - Finance
                                                (As Authorized Officer)

                                        STATIA TERMINALS CANADA, INCORPORATED
                                                 (Registrant)

Date: November 14, 1997

                                        By: /s/ JAMES F. BRENNER
                                            ---------------------------------
                                                James F. Brenner
                                                Vice President and Treasurer
                                                (As Authorized Officer)

                                    Page S-1

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

 4.1a Amendment, dated as of August 14, 1997, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, the Subsidiary Guarantors named therein and Marine Midland Bank. (for electronic filing only)
 10.16 1997 Stock Option Plan with Award Agreements (for electronic filing only)
 27.1          Financial Data Schedule for Statia Terminals International, N.V.
               (for electronic filing only)
 27.2 Financial Data Schedule for Statia Terminals Canada, Incorporated. (for electronic filing only)