Form 10-K
period 1997-12-31
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 1998-04-01
CIK 1029101, 1029102

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to __________


                             COMMISSION FILE NUMBERS
                           333-18455 AND 333-18455-01

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

                              --------------------

         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

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

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I.......................................................................1

ITEM 1.  BUSINESS............................................................1
ITEM 2.  PROPERTIES..........................................................9
ITEM 3.  LEGAL PROCEEDINGS..................................................12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13

PART II.....................................................................14

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY MATTERS.14
ITEM 6.  SELECTED FINANCIAL DATA............................................14
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..............................................17
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........28
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................29
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................29

PART III....................................................................30

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................30
ITEM 11. EXECUTIVE COMPENSATION.............................................33
ITEM 12. SECURITY OWNERSHIP.................................................36
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................37

PART IV.....................................................................40

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...40

                                     Page i

         THIS ANNUAL REPORT ON FORM 10-K (THE "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2, 3 AND 7 HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND OTHER PETROLEUM PRODUCTS, CHANGES IN THE LIQUID TERMINALING INDUSTRY, CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, THE FINANCIAL CONDITION OF THE COMPANY'S CUSTOMERS, ADVERSE WEATHER CONDITIONS, THE CONDITION OF THE UNITED STATES ECONOMY AND OTHER MATTERS SET FORTH IN THE REPORT. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

                                     PART I.

                                ITEM 1. BUSINESS

         Statia Terminals International N.V., a Netherlands Antilles corporation ("Statia"), and its wholly owned subsidiary, Statia Terminals Canada, Incorporated, a Nova Scotia, Canada corporation ("Statia Canada"), (together with Statia and their respective subsidiaries, collectively, the "Company"), believes the Company is one of the five largest independent marine terminaling companies in the world as measured in terms of storage capacity. The Company primarily provides terminaling services for crude oil, refined products and other bulk liquids to some of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, and petrochemical companies. The Company's services are utilized by customers whose products are transshipped through the Company's facilities to the Americas and Europe. The Company owns, leases and operates three storage and transshipment facilities located at (i) the island of St. Eustatius, Netherlands Antilles; (ii) Point Tupper, Nova Scotia, Canada; and (iii) Brownsville, Texas. The facility located at Brownsville is being held for sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assets Held for Sale". In connection with its terminaling business, the Company also provides related value-added services, including bunkering (the supply of fuel to marine vessels for their own propulsion), petroleum product blending and processing, emergency and spill response, bulk product sales and other ship services.

         In November 1996, Castle Harlan Partners II, L.P. ("CHPII"), a private equity investment fund managed by Castle Harlan, Inc. ("Castle Harlan"), a private merchant bank, members of the Company's management and others acquired from Praxair, Inc. ("Praxair") all of the outstanding capital stock of Statia Terminals N.V. ("STNV"), Statia Terminal, Inc. ("STI"), their subsidiaries and certain of their affiliates (the "CHPII Acquisition"). Statia, Statia Canada and Statia Terminals Group N.V., incorporated in the Netherlands Antilles (the "Parent"), were organized for purposes of facilitating the CHPII Acquisition.

         The day-to-day operations of the Company are managed at the respective terminal locations. The Company's management team and employee base have a diverse range of experience and skills in the terminaling industry, including engineering, crude oil and liquid products distribution, oil trading, terminal operations, shipping, refinery operations, product blending and finance. This experience has permitted management to better understand the objectives of the Company's customers and to forge alliances with those customers at the Company's terminals to meet those objectives. Thus, the Company believes that its operations extend beyond the traditional approach to terminaling not only because the Company is a premier provider of core services offered by its competitors, but also because the Company, unlike many of its competitors, provides ancillary, value-added services tailored to support the particular needs of its customers.

         Since 1990, the Company has grown substantially, with storage tank capacity increasing from 4.4 million barrels in 1990 to 20.4 million barrels in 1995 (should the disposition of Brownsville be completed, the Company will have 18.7 million barrels of capacity). Revenues have increased from $86.8 million for 1990 to $156.0 million for 1996. Revenues for 1997 fell to $142.5 million primarily as a result of fewer bunker and bulk product sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         For the years ended December 31, 1995, 1996 and 1997, the Company derived 90%, 90%, and 85% of its revenues, respectively, from its St. Eustatius facility, approximately 8%, 8%, and 13% of its revenues, respectively, from its Point Tupper facility and approximately 2%, 2%, and 2% of its revenues, respectively, from its Brownsville facility. After elimination entries for intercompany transactions and with administrative expenses allocated to each location, approximately 118%, 124% and 95% of the Company's 1995, 1996 and 1997 income from operations, respectively, was attributable to the St. Eustatius facility; -4%, -12% and 26% of income from operations, respectively, is attributable to the Point Tupper facility; and -14%, -12% and -21% of income from operations, respectively, is attributable to the Brownsville facility. However, due to two acquisitions during 1996 and the resultant application of purchase accounting, income from operations may not be comparable across periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 of the Notes to Consolidated Financial Statements of Statia for further details regarding revenues and income (loss) from operations by jurisdiction.

PRODUCTS AND SERVICES

         The Company provides storage services in insulated and/or interior coated tanks and a full range of storage related services, including product blending, heating, mixing, separation, and removal of water and other impurities. The Company's facilities are capable of handling a variety of liquid products, including light, medium and heavy crude oils, residual fuel oil, gasoline, gasoline blending components, diesel, marine gas oil and marine diesel oil, aviation fuel, bunker fuel, petroleum diluents, lubricating oils, asphalt, butane, vegetable oils, latex rubber, paraffins, caustic soda, glycol and various other petroleum products and chemicals.

         At its St. Eustatius and Point Tupper locations, the Company owns seven and two berthing locations for ships, respectively. The uniquely designed mooring facilities and piping configurations allow the Company to handle oil tankers in sizes from relatively small to some of the largest in the world and to provide services such as simultaneous discharging and loading of vessels and "across the dock" transfers. The Company owns and charters tugboats and other marine equipment to assist with docking operations and providing port services.

         The Company specializes in "in-tank" or "in-line" blending with computer-assisted blending technology that assures specified product integrity and homogeneity. At St. Eustatius and Point Tupper, the Company has facilities capable of blending and mixing a full range of refined products from gasoline through residual fuel oils (including bunker fuel) and crude oil. The Company carries an inventory of certain blendstocks to provide customers with the option of customized blending. The Company believes that its blending capability has attracted certain customers who have leased capacity primarily for blending purposes and who have contributed to its bunker fuel and bulk product sales. Management has worked closely with residual fuel oil market participants (including utilities, oil traders and petroleum wholesalers) to assist them with their blending operations.

         The Company owns spheres for the storage of liquefied petroleum gas ("LPG") at its St. Eustatius and Point Tupper facilities that enhance the Company's blending capabilities and an atmospheric distillation unit for refining at its St. Eustatius facility. The LPG storage spheres and the atmospheric distillation unit can be utilized to improve product quality and add value to the Company's customers' products.

         The Company's operation in the Port of Brownsville, Texas on the Gulf of Mexico provides storage, value added and throughput services for refined petroleum products and other bulk liquids. This facility is accessible by waterborne vessel, railroad car and tank truck. Certain areas within the Company's Brownsville facility may, from time-to-time as necessary, be designated as Foreign Trade Zones to enable this facility to serve customers' needs in the emerging markets of Mexico and in the U.S. Rio Grande Valley.

         As part of its petroleum product sales, the Company supplies bunker fuel in the Caribbean and in Nova Scotia, Canada. In the Caribbean, bunker deliveries take place at St. Eustatius and on the waters off St. Kitts and St. Maarten. The Company has in the past, and may upon special order, make bunker deliveries in the U.S. Virgin Islands, Puerto Rico and elsewhere in the Caribbean. At and around St. Eustatius, the Company's bunkering business has evolved from offering bunker fuel to ships at the terminal berths to a delivery system utilizing specially modified barges which provide fuel to vessels at anchor. The Company initiated bunker fuel service operations at Point Tupper in the first quarter of 1996 with deliveries via pipeline at the terminal berths and by truck in the surrounding Strait of Canso area. Few sales were made, however, during 1996 and 1997.

         The Company purchases petroleum products primarily to cover its product sales requirements and to maintain an inventory of certain blendstocks. Product purchases and sales may also be made to accommodate customers who wish to dispose of odd lots or to assist customers' sales activities and occasionally to take advantage of attractive buying opportunities.

         Netherlands Antilles and Canadian environmental laws and regulations require ship owners, vessel charterers, refineries and terminals to have access to spill response capabilities. The emergency and spill response capability at St. Eustatius is supported by the STATIA ALERT, a barge that is capable of recovering 200 gallons per minute of oil/water mixture, and two response boats that can deploy booms and release absorbent materials. The St. Eustatius facility also has three tugs on time charter, and owns a line handling vessel and two mooring launches, all of which are available for safe berthing of vessels calling at the terminal and emergency and spill response. The Company's customers benefit by ready access to this equipment, and the Company charges each vessel that calls at its St. Eustatius facility a fee for this capability. At St. Eustatius, the Company owns and operates the M/V STATIA RESPONDER (formerly known as the M/V MEGAN D. GAMBARELLA), an emergency and spill response vessel, which is being held for sale. Upon disposition of the M/V STATIA RESPONDER, the Company plans to invest up to $1.5 million for marine equipment to replace certain capabilities of this vessel. Statia Canada, through its wholly-owned subsidiary, Point Tupper Marine Services Limited ("PTMS"), operates two fully-equipped spill response vessels in Canada, one of which is located at the Point Tupper terminal and, in the event of an oil spill, can deploy containment and clean-up equipment including skimmers, booms and absorbents. The Company believes that the presence of fully equipped spill response vessels in port is important in attracting major integrated oil companies to its facilities.

         For the years ended December 31, 1995, 1996, and 1997, the Company derived approximately 40%, 32% and 37%, respectively, of its revenues from storage, throughput and ancillary services, and 60%, 68% and 63%, respectively, of its revenues from bunker and bulk product sales activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". Gross margins on storage, throughput and ancillary services are typically higher than gross margins on bunker and bulk product sales.

PRICING

         Storage and throughput pricing in the terminaling industry is subject to a number of factors, including general increases or decreases in petroleum product production and consumption, political developments, seasonality of demand for certain products and the geographic sector of the world being serviced. At the customer level, terminal selection focuses primarily on (i) location (the shortest shipping route being the least expensive route), (ii) quality of service and (iii) range of services offered. Although price is always an issue, price differentials among competing terminals are frequently less important to the customer because terminaling costs represent only a small portion of the customer's total distribution costs. The Company's pricing strategy is based primarily on petroleum market conditions and oil price trends. The Company also takes into consideration the quality and range of its services compared to those of competing terminals, prices prevailing at the time in the terminaling market in which it competes, and cost savings from shipping to the Company's terminal locations. In situations requiring special accommodations for the customer (e.g. unique tank modification), the Company may price on a rate-of-return basis.

         The Company enters into written storage and throughput contracts with customers. During 1997, approximately two-thirds of the Company's storage and throughput revenues (excluding related ancillary services) were attributable to long-term (one year or more) storage and throughput agreements. The Company's long-term storage and throughput agreements are individually negotiated with users of each of the terminal facilities. The typical agreement specifies tank storage volume (the "specified volume"), the commodities to be stored, a minimum monthly charge, an excess throughput charge and a price escalator. In addition, there are charges for certain additional services such as the transfer, blending, mixing, heating, decanting and other processing of stored commodities. The minimum monthly charge is due and payable without regard to the volume of storage capacity, if any, actually utilized. For the minimum monthly charge, the user is generally allowed to deliver, store for one month and remove the specified volume of commodities. In addition to the minimum monthly charge, there is an additional charge for excess throughput (i.e., if more than the specified volume is delivered during the month). The excess throughput charge is typically at a lower rate per barrel than the rate per barrel utilized in establishing the minimum monthly charge. Year-to-year escalation of charges is typical in long-term contracts.

COMPETITION AND BUSINESS CONSIDERATIONS

         TERMINALING

         The independent terminaling industry is fragmented and includes both large, well-financed companies that own many terminal locations, and smaller companies that may own a single terminal location. The Company is a member of the Independent Liquid Terminals Association ("ILTA"), which among other functions, publishes a directory of terminal locations of its members throughout the world. Customers with specific location and facility demands may use the ILTA directory to identify the terminals in the region available for specific needs and to select the preferred providers on the basis of service, specific terminal capabilities and environmental compliance. Customers may then seek competitive proposals to aid in finalizing their terminal selection.

         In addition to the terminals owned by independent terminal operators, many state-owned oil producers and major energy and chemical companies also own extensive terminal facilities, and these terminals often have the same capabilities as terminals owned by independent operators. While the purpose of such terminals is to serve the operations of their owners, and they do not customarily offer terminaling services to third parties, these terminals occasionally are made available to the market when they have unused capacity on a short-term and irregular basis. Such terminals lack certain competitive advantages of independent operators, the most important of which is confidentiality.

         In many instances, major energy and chemical companies that own storage and terminaling facilities are also significant customers of independent terminal operators. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost-effective locations near key transportation links such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their captive storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

         Independent terminal owners compete based on the location and versatility of their terminals, service and price. A favorably located terminal will have access to cost-effective transportation both to and from the terminal. Possible transportation modes include waterways, railroads, roadways and pipelines.

         Terminal versatility is a function of the operator's ability to offer safe handling for a diverse group of products with potentially complex handling requirements. The primary service function provided by the terminal is the safe storage and return of all of the customer's product while maintaining product integrity. Terminals may also provide additional services, such as heating, blending, water removal and processing with assurance of proper environmental handling procedures or vapor control to reduce evaporation.

         BULK OIL CARGO MOVEMENT

         Companies seeking to obtain economic advantage through freight savings on long hauls will ship crude oil or refined products in either very large crude carriers ("VLCCs") or ultra large crude carriers ("ULCCs") to a transshipment point such as one of the Company's terminals, where they will discharge, store and then load their cargoes onto smaller ships for movement to market. Shippers may alternatively transport crude oil or refined products as near to the market as possible in a VLCC or ULCC and then transfer the cargo, while at sea, directly to one or more smaller ships that will meet the specifications of the port of discharge, an operation known as "lightering." Transshipment or lightering is generally required for shipment to the eastern U.S. because only one port in the eastern coast of the U.S. can accommodate fully laden VLCCs and ULCCs. These large ships may enter into otherwise restricted ports after their cargo has been sufficiently reduced to enable entry.

         The Company's St. Eustatius facility has the capability to receive the largest fully laden VLCCs and ULCCs, and its Point Tupper facility can receive substantially all of such tankers.

        The Company believes that terminaling offers several advantages over lightering. Terminaling generally provides more flexibility in the scheduling of deliveries and the ability to deliver to multiple points or customers. Terminaling is also generally safer and more environmentally sound than lightering which is often conducted while at sea and may be impacted by vessel movement or shifting and adverse weather and sea conditions. Lightering in U.S. and Canadian territorial waters also creates a risk of liability for owners and shippers of oil that is mitigated by terminaling, since under the U.S. Oil Pollution Act of 1990 ("OPA 90")and other state and federal legislation, significant carrier liability is imposed for spills in U.S. territorial waters. Similar carrier liability provisions exist under Canadian law pursuant to the CANADIAN SHIPPING ACT. Discharging by lightering generally takes significantly longer than discharging at a terminal (for example, a fully laden ULCC requires six to seven days to fully discharge by lightering, but only 24 to 48 hours to fully discharge at the St. Eustatius or the Point Tupper terminals). In addition, terminaling offers oil producers the ability to store oil or benefit from value-added services, and in the Company's case, from its close proximity to the U.S. However, under current market conditions, lightering has, in most instances, some cost advantages over terminaling (primarily by allowing the VLCC or ULCC to cover a larger portion of the total journey). The relative importance of these advantages depend on the relative charter costs of VLCCs and ULCCs, on the one hand, and of the smaller tankers used for lightering and shuttling from terminals to the ultimate destination ports, on the other hand.

         BLENDING

         Increasingly stringent environmental regulations for refined petroleum products throughout the world have created additional demand for facilities that can mix a variety of blendstocks into finished products that meet such regulations and customers' specific requirements. Providing this service requires specialized equipment (including tankage, pumps, piping, mixers and jet nozzles) and expertise. The Company regularly blends components to make finished gasolines and various bunker fuel grades. Fuel oils are also blended for utilities and other commercial uses and crude oils are blended for refiners.

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

         Bunker fuel is sold under international standards of quality that are recognized by both fuel suppliers and ship operators. Raw materials for marine bunker fuels are purchased in bulk lots of various grades then blended to meet customer specifications. Each supplier is responsible for quality control and other merchantability aspects of the fuel they sell.

         Traditionally, the bunker business was concentrated in those ports where either high volume of ship traffic occurred or where primary sources of refined marine fuels were located. In many cases, the two overlapped. In recent years, a reduction in the number of refiner/suppliers in many ports together with changes in environmental laws, primarily in the U.S. and Europe, have resulted in additional supply and delivery of bunker fuel at locations other than at U.S. and European ports. As an alternative to in-port supply at either the vessel cargo loading or discharging location, foreign ports and offshore suppliers must provide reliability of supply, speed of delivery, consistent quality and overall safety standards to attract ship operators.

         As many vessels have large bunker fuel tanks that allow long distance travel between refueling stops, the Company competes with bunker delivery locations around the world. In the Caribbean, significant alternative bunker locations include various locations in the U.S. in the Gulf of Mexico, Panama, Puerto Rico, Aruba and Curacao. Alternative bunker ports to the Company's facility in eastern Canada include Halifax, Rotterdam and various North Sea and New York harbor locations.

         During the 1995, 1996 and 1997 years, 533, 615 and 575 vessels, respectively, received bunker fuels from the Company in the Caribbean. In Canada during the 1995, 1996 and 1997 years, 0, 19, and 10 vessels, respectively, received bunker fuels from the Company.

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

         The Company's operations at St. Eustatius have been marginally impacted in recent years by a downturn in demand for its fuel oil storage capacity during the spring and summer months due in part to the seasonal nature of demand for fuel oil. The spot market for heating oil generally parallels the fuel oil spot market; however, there is not an active futures market for fuel oil.

         From mid-1995 to late 1997, all segments of the petroleum products markets were in backwardation. As a result, the Company believes that utilization of its facilities has been adversely impacted. Several factors contributed to the unusually long backwardation period in the crude oil and petroleum products markets, including anticipation of incremental crude oil supplies entering the market from Iraq and elsewhere, a shift to "just in time inventory" positions by many oil companies, strong demand for petroleum products, and the closing of a major oil refinery in the northeast U.S. The result has been an industry-wide erosion of leased tank capacity as well as in the rates paid for that tank capacity. However, due to the recent shift toward contango, available storage tank capacity has begun to diminish and storage tank lease rates have begun to rise. The shift toward contango is due in part to the current worldwide excess supply of crude oil, which has resulted in a sharp decrease in spot prices for most petroleum products.


BUSINESS--SEASONAL AND OPPORTUNITY STORAGE

         During the first quarter 1998, members of the Organization of Petroleum Exporting Countries ("OPEC") in conjunction with certain non-OPEC members have attempted to reduce worldwide crude oil production with the intent of supporting oil market prices for petroleum products. Although the Company continues to monitor and evaluate developments at OPEC meetings, the Company is not aware of any matters from such recent meetings that may adversely impact its current storage business.

CUSTOMERS

         The Company's customers include state-owned oil producers, integrated oil companies, refiners and traders. The Company presently has one significant long-term contract at St. Eustatius, which is a five-year contract (with a five-year renewal option at the customer's discretion), with a state-owned oil company, Bolanter Corporation N.V., a subsidiary of Saudi Aramco, which became effective in early 1995. This storage and throughput contract commits all of the St. Eustatius facility's current crude oil storage capacity to such customer, which represents approximately 44% of the terminal's total capacity and 11.6% of the 1997 revenues of the Company, with an additional 4.2% of the 1997 revenues of the Company being derived from parties unaffiliated with such customer but generated by the movement of such customer's products through the St. Eustatius terminal.

         Statia Terminals Point Tupper, Incorporated ("STPT"), a predecessor company to Statia Canada, signed a five-year contract with two five-year renewal options (at the customer's discretion) with a major refiner, Bayway Refining Company, a subsidiary of Tosco Corporation. This contract, which became effective in August 1994 and commits approximately 48% of the present tank capacity at Point Tupper, represented approximately 8.3% of the Company's 1997 revenues, with an additional 2.6% of 1997 revenues of the Company being derived from parties unaffiliated with such customer but generated by the movement of such customer's products through the Point Tupper terminal.

         Revenues from an owner and operator of vessels which received bunker fuels at the Company's St. Eustatius Facility accounted for 8.2% of the Company's total 1997 revenues. No other customer accounted for more than 5% of the 1997 total revenues of the Company.

SUPPLIERS

         The Company presently has a bunker fuel supply contract at St. Eustatius with a major state-owned oil producer, which became effective in 1992 and expires on December 31, 1998. This contract provides the Company with the majority of the fuel oil necessary to support its bunker and bulk product sales requirements. The Company procures the balance of its fuel oil and other supplies necessary for its operations from various sources. The Company believes that suitable alternate sources of supply are readily available from which it can procure fuel oil should deliveries under its current contract be interrupted or not be renewed. However, such alternative sources of supply are subject to changing oil market conditions and prices.

         At Point Tupper, the Company is attempting to secure an adequate source of supply for its bunker fuel sales business to enable significant increases in volumes for delivery to vessels calling at this facility.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         ST. EUSTATIUS

         Until recently, the St. Eustatius terminal has not been subject to significant environmental, health and safety regulations ("Environmental Laws"), and health, safety and environmental audits have not been required by law. To date, only water emissions monitoring has been undertaken when treated water is released into the ocean. There are no environmental or health and safety permits required for the St. Eustatius terminal except under the St. Eustatius Nuisance Ordinance. In February 1996, the Company submitted an application for a license to the Executive Council of St. Eustatius pursuant to the Sint Eustatius Nuisance Ordinance of 1993. The draft license submitted with the application was subject to public review and comment. The license was issued to the Company in February 1997 subject to compliance with certain requirements. The requirements established by the license set forth certain environmental standards for operation of the facility, including monitoring of air emissions, limits on and monitoring of waste-water discharges, establishment of a waste-water treatment system, standards for above-ground storage tanks and tank pits, reporting and clean-up of any soil or water pollution and certain site security measures. The Company has been able to comply with the license requirements to date and further compliance is not expected to have a material effect on the Company's financial condition or results of operations. Future improvements to the facility that may be necessary to comply with new environmental regulations, if any, will be addressed by the Company as they arise.

         On and off -site disposal and storage of hazardous waste materials have been, and continue to be, executed under the supervision of the St. Eustatius terminal management and consultants. The St. Eustatius terminal recorded twenty-three spills over the last three years. Eleven of these spills were less than one barrel, and six were greater than one barrel, the largest of which was approximately 20 tons of diesel fuel at sea, and six were the responsibility of parties other than the Company. All of these spills were reported to the appropriate environmental authorities and have not resulted in any citations for violations of law by such authorities. All such spills have been remediated by the Company.

         Two government inspections were performed during 1997 with no citations issued. In connection with the CHPII Acquisition, Phase I and limited Phase II environmental site assessments were conducted on the St. Eustatius terminal in June 1996. The scope of the limited Phase II assessment included soil sampling and testing in certain selected areas. No contaminants were found in the areas tested at levels that would require remediation under regulations presently in effect in St. Eustatius.

         POINT TUPPER

         The Point Tupper terminal is subject to a variety of Environmental Laws administered by the Canadian federal government and the Nova Scotia Department of Environment (the "NSDOE"). While air emission monitoring is not required by the NSDOE, surface water discharge outfall and groundwater monitoring are required and are performed on a routine basis in accordance with current requirements of the NSDOE with records available on site for the NSDOE to review. The Company has all of the requisite environmental permits in place. The principal permit is the Industrial Waste Treatment Works Permit issued by the NSDOE in 1992. No health and safety permits are required. Statia Canada has had nine spills over the last three years, eight marine spills and one land spill, the largest of which was approximately five barrels of crude oil which spilled into the marine environment. All spills were reported and remediated to the satisfaction of the applicable agencies.

        Past uses of the facility by others, including its past operation by others as an oil refinery, have resulted in certain on-site areas of known and potential contamination, as described below. Under Canadian Environmental Laws, the Company as the owner and operator of the facility can be held liable for remediation of, and damages arising from these conditions. In connection with the CHPII Acquisition, Phase I and limited Phase II environmental site assessments were conducted at the Point Tupper terminal in June 1996. The scope of the limited Phase II assessment included surface water and groundwater sampling and testing in certain selected areas of the terminal property and a field investigation on the property involving the excavation of 21 test pits. These activities included the collection of soil and groundwater samples and the analysis of those samples for hydrocarbons and other potential contaminants. Based on available information there is evidence of environmental contamination associated with certain areas of the property (some of which result from the past operation of the facility by others as a refinery) including a former sludge and waste disposal area (with respect to which site clean-up is underway), an interceptor settling pond (with respect to which only continued monitoring is planned and required), two pump stations (with respect to which survey work and development of a remediation plan are underway), and former leaded gasoline blending station (with respect to which the Company will review its options in the future). Certain terminal facilities were identified as requiring upgrading or remediation to meet existing Environmental Laws, including, among other matters, (i) an oil-water separator to process facility run-off and ballast water (with respect to which separator is being rebuilt),
(ii) capacity to treat ballast water, as required with respect to which a (ballast reception line is presently being installed), (iii) upgrading of containment areas for above-ground storage tanks (with respect to which survey work was completed during 1997 and civil work was scheduled to commence during
1998), (iv) removal of underground storage tanks (with respect to which work was completed during 1997), and (v) the presence of friable asbestos that must be removed from certain areas of the terminal (which is nearly complete). The Company plans to undertake, in accordance with environmental laws, the necessary investigations, remediation and upgrading to address these matters. With respect to environmental liabilities and compliance costs at Point Tupper, Praxair, in connection with the CHPII Acquisition, has agreed to pay up to approximately U.S. $3.1 million of which U.S. $1.7 million has been spent by Statia Canada through February 28, 1998 and was pending reimbursement from Praxair.

         The Company has also identified additional environmental costs that are not covered by the Praxair agreement and accrued approximately U.S. $1.2 million during 1996, very little of which has been spent to date. There can be no assurance that such accrual is sufficient to cover all such environmental costs. Many of these costs represent pre-emptive improvements designed to mitigate or prevent future environmental exposures and improve the overall safety of the Company's facility. The Company believes that the agreement with Praxair to pay certain costs includes most of the significant and immediate known environmental liabilities associated with the Point Tupper facility, and that the amounts agreed to be paid by Praxair for specific items are reasonable. However, there can be no assurance that environmental liabilities under existing or future Environmental Laws, beyond the scope of the Praxair agreement, will not be material. In addition, there can be no assurances that the Company will not be required to incur material expenses before Praxair pays amounts for which Praxair ultimately would be responsible.

         BROWNSVILLE

         The Brownsville terminal (which is being held for sale) is subject to U.S. and Texas Environmental Laws and the Company believes the facility is in material compliance with, and not subject to, any material liability under any such Environmental Laws. Since 1993, internal environmental compliance audits have been performed annually by the Company with the assistance of safety and environmental consultants. Disposal of hazardous materials on and off-site has been executed with the approval of the Texas Natural Resource Conservation Commission. The Brownsville terminal has had three land and one marine spills in the last three years, all of which were reported and remediated to the satisfaction of the appropriate agency. The largest spill at Brownsville in the last three years was approximately 150 tons of lube oil on land. No governmental health or safety citations for violations of Environmental Laws have been issued in the last three years. In connection with the CHPII Acquisition, an

Environmental Site Assessment, including limited soil, surface water and groundwater sampling and testing, was undertaken at the Brownsville terminal in June 1996. The purpose of the assessment was to review and assess terminal operations and environmental conditions at the terminal property that could constitute noncompliance with or result in remediation costs under environmental laws. The assessment concluded that limited areas of soil contamination exist on the property, but that no significant environmental noncompliance or liability issues were associated with the facility. Nevertheless, the Company has undertaken to remediate the areas of limited soil contamination and remedy the noncompliance matters. Based on the information available to the Company, the cost of these items is not expected to be material.

EMPLOYEES

         As of December 31, 1997, excluding contract labor, the Company employed 238 people. Sixty-six employees were located in the U.S., 102 on St. Eustatius, and 70 at Point Tupper. The local unions at both the St. Eustatius and Point Tupper facilities have been in existence since 1994. The Company believes that its relationships with its employees are good.

        At St. Eustatius, the majority of the hourly workers are represented by the Windward Islands Federation of Labor ("WIFOL"). Since STNV and WIFOL had not concluded discussions regarding proposed changes to their collective bargaining agreement, which expired on May 31, 1997, the terms of such agreement were extended through May 31, 1998 and the parties have pledged to continue discussions. There have been separate discussions between STNV management and a select group of supervisory and office personnel at the Company's St. Eustatius facility regarding the organization of such personnel into a collective bargaining group. The most recent of these discussions occurred in January 1997. While the ultimate outcome of these discussions is presently unknown, the Company believes that final settlement, if any, will not have any material impact on its business, financial condition or results of operations.

         The Communications, Energy and Paperworkers Union ("CEPU") represents a portion of Point Tupper's hourly work force. During 1995, STPT and CEPU signed a new three-year agreement that will expire on September 30, 1998. Statia Canada has experienced two minor work stoppages in the last four years. In April 1994, employees stopped working for approximately one-half of a day to protest alleged inadequate safety conditions at the facility. The following April, electricians picketed for approximately two hours to protest the employment of non-union workers on one project. Most of the workers at the facility were unaffected by the activity.

                               ITEM 2. PROPERTIES

STATIA TERMINALS N.V. - ST. EUSTATIUS, NETHERLANDS ANTILLES

         The St. Eustatius facility is located on the Netherlands Antilles island of St. Eustatius, which is 1,939 miles from Houston, 1,514 miles from Philadelphia, 552 miles from Amuay Bay, Venezuela, and 1,909 miles from the Panama Canal. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products. A two-berth jetty, a monopile with platform, a floating hose station and an offshore single point mooring buoy ("SPM") serve the terminal's customers' vessels. This facility has 28 tanks with a combined capacity of 5.2 million barrels dedicated to fuel oil storage, 11 tanks with total capacity of 1.1 million barrels dedicated to clean products storage and eight tanks totaling 5.0 million barrels dedicated to multigrade crude oil storage. The fuel oil and clean product facilities have in-tank and in-line blending capability. The crude storage is the newest portion of the facility, having been constructed in early 1995 by Chicago Bridge & Iron Company, a subsidiary of CBI Industries, Inc. ("CBI"). The storage tanks comply with construction standards that meet or exceed API, National Fire Prevention Association and other material industry standards. Crude oil movements at the terminal are fully-automated. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support its atmospheric distillation unit, which is capable of processing up to 15,000 barrels per day of feedstock, ranging from condensates to heavy crude oil.

         The St. Eustatius facility can accommodate the world's largest vessels for loading and discharging crude oil. The SPM can handle a single fully-laden vessel of up to 520,000 dead weight tons ("DWT") with a draft of up to 120 feet. The SPM can discharge or load at rates in excess of 100,000 barrels per hour of crude oil. There are six pumps connected to the SPM, each of which can pump up to 18,000 barrels per hour from the SPM to the storage tanks. The jetty at St. Eustatius can accommodate three vessels simultaneously. The south berth of the jetty can handle vessels of up to 150,000 DWT with a draft of up to 55 feet. The north berth of the jetty can handle vessels of up to 80,000 DWT with a draft of up to 55 feet. There is also a barge loading station on the jetty. At the south and north berths of the jetty, 25,000 barrels per hour of fuel oil can be discharged or loaded. To accommodate the needs of its gasoline blending customers, the Company is currently completing installation of a monopile with platform that can handle vessels of up to 40,000 DWT with a draft of up to 46 feet. The monopile with platform will be able to handle two vessels simultaneously and can discharge or load 12,000 barrels per hour of refined products. The monopile will replace a floating docking station that previously performed the same functions. In addition, this facility has a floating hose station that the Company uses to load bunker fuels onto its barges for delivery to customers.

         Notwithstanding periods of unusually adverse market conditions, including the backwardation which persisted from the first quarter of 1995 to the fourth quarter of 1997, the average percentage capacity leased at the St. Eustatius facility for each of the years ended 1995, 1996, and 1997 was 90%, 80%, and 76% respectively. The Company believes that this demand has been driven primarily by cost advantages associated with the location of the facility, shipping economies of scale, product blending capabilities and the availability of a full range of ancillary services at the facility. Storage capacity at the St. Eustatius facility has grown from 2.0 million barrels of fuel oil storage in 1982 to its present capacity of 11.3 million barrels for crude oil and petroleum products.

        The ability to blend a comprehensive range of refined products from gasoline through residual fuel oils has contributed to the Company's success in leasing the facility's tankage. The refined product tanks have generally been leased at or near full capacity on a continuous basis. Management has worked closely with residual fuel oil market participants to assist them with their blending operations by offering the brokering of product blending components and computerized blending services. The Company has a five-year contract (subject to renewal for an additional term of 5 years at the customer's discretion) with a subsidiary of a major state-owned oil producer, Bolanter Corporation N.V., a subsidiary of Saudi Aramco, for 5.0 million barrels of dedicated crude oil storage. This storage is being used by the producer to service a number of its customers in the Western Hemisphere. Utilization of the terminal enables the producer to transport various grades of crude oil to market, at competitive transportation rates.

         Recognizing the strategic advantage of its location in the Caribbean, the Company delivers bunker fuel to vessels at its St. Eustatius facility. The bunkering business has evolved from offering fuels to ships at the berth to a delivery system utilizing specially modified barges that provide fuel to vessels at anchorage. The location of the terminal on the leeward side of the island, which provides natural protection for ships, generally favorable year-round weather conditions and deep navigable water at an anchorage relatively close to shore, attracts ships to this facility for their bunker fuel requirements. The bunker fuel sales operation is supported by three barges owned by the Company. These barges are used to relieve congestion at the jetty facility, to expedite delivery of bunker fuel to vessels that are refueling and not discharging or loading cargo at the terminal and to deliver bunker fuel at adjacent islands.

         The Company recently commissioned its atmospheric distillation unit at St. Eustatius. The unit is capable of processing up to 15,000 barrels per day of feedstock ranging from condensates to heavy crude oil. This distillation unit can produce naphtha, distillate (heating oil) and residual fuel oil. The Company believes that the capability to process feedstock for third parties may create opportunities for the Company.

         The Company owns and operates all of the berthing facilities at St. Eustatius for which it charges wharfage fees. Vessel owners or charterers may incur separate charges for facilities use and associated services such as pilotage, tug assistance, line handling, launch service, emergency and spill response and ship services.

STATIA TERMINALS CANADA, INCORPORATED - POINT TUPPER, NOVA SCOTIA

         The Point Tupper terminal is located in the Strait of Canso, near Port Hawkesbury, Nova Scotia, Canada, which is 722 miles from New York City, 869 miles from Philadelphia and 2,522 miles from Mongstad Terminal in Norway. This facility operates the deepest independent ice-free marine terminal on the North American Atlantic coast, with access to the U.S. East coast, Canada and the Midwestern U.S. via the St. Lawrence Seaway and the Great Lakes system. The Point Tupper facility can accommodate substantially all of the largest fully laden VLCCs and ULCCs for loading and discharging.

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

         The Company believes that its dock at Point Tupper is one of the premier dock facilities in North America. The south berth of the Point Tupper facility's dock, Berth One, can handle fully laden vessels of up to 400,000 DWT with a draft of up to 85 feet. At Berth One, approximately 75,000 barrels per hour of crude, approximately 40,000 barrels per hour of diesel or gasoline, or 12,000 barrels per hour of fuel oil can be discharged or loaded. Berth Two can accommodate vessels of up to 80,000 DWT with drafts of up to 40 feet. At Berth Two, approximately 25,000 barrels per hour of crude, approximately 25,000 barrels per hour of diesel or gasoline, or approximately 25,000 barrels per hour of fuel oil can be discharged or loaded. Terminal liquid movement is fully automated. The Point Tupper facility can dock two vessels simultaneously. The dock facility is owned and operated by Statia Canada and its subsidiary, which charge separately for the use of the dock facility as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response and ship services.

         The berths at the jetty at the Point Tupper facility connect to a 7.4 million barrel tank farm. The terminal has the capability of receiving and loading crude oil, refined petroleum products and certain petrochemicals. This facility has eight tanks with a combined capacity of 3.6 million barrels dedicated to multigrade crude oil storage, two tanks with a combined capacity of
0.5 million barrels dedicated to fuel oil storage and 24 tanks with a combined capacity of 3.3 million barrels dedicated to clean, refined products (including gasoline, gasoline blend components, diesel and distillates) storage. During 1997, a portion of the clean, refined products storage tanks were converted to crude oil storage. The facility also has a 55,000 barrel sphere for the storage of liquefied petroleum gas. This sphere is one of the largest of its kind in North America and is expected to enhance the Company's gasoline and refined products blending operations. The average capacity leased at the Point Tupper facility over each of the last three years ended 1995, 1996, and 1997 was 61%, 55%, and 70%, respectively.

         In order to comply with Statia Canada's safe handling procedures and Canadian Environmental Laws, the Company owns two fully equipped spill response vessels based on Cape Breton Island, Nova Scotia. In addition to these vessels, the Company has the full capability to respond to spills on land or water with a combined spill response capability of over 2,500 metric tons at this terminal location. An additional 7,500 metric ton spill response capability is immediately available at Point Tupper by agreement through a response organization. The Company's customers benefit by ready access to the equipment. In 1995, PTMS was granted Canadian Coast Guard certification as a response organization with spill response capabilities. Consequently, vessels calling in the Strait of Canso are required to pay to PTMS a subscription fee for access to the services provided by the spill response organization, even if they do not dock at the Company's terminal.

         There are two truck racks at the Point Tupper facility. The north truck rack has the capability to load 550 barrels per hour of fuel oil and the south truck rack has the capability to load 550 barrels per hour of fuel oil or up to 550 barrels per hour of diesel.

         In 1994, STPT, a predecessor to Statia Canada, entered into a long-term storage contract (with two five-year renewal options at the customer's discretion) with a large oil refiner, Bayway Refining Company, a subsidiary of Tosco Corporation. This contract commits all of the 3.6 million barrels of current crude oil storage at the Point Tupper facility, representing approximately 48% of the terminal's total capacity. A portion of the remaining tanks at the Point Tupper facility, initially designed for the storage of gasoline, distillates, aviation fuel and other petroleum products, were converted during 1997 to crude oil storage and leased on a short-term basis. Currently, 71% of this facility's tankage is dedicated to crude oil, 23% to clean, refined products and 6% to residual fuel oil.

         In the first quarter of 1996, Statia Canada initiated the offering of bunkering services at Point Tupper. Delivery of bunker fuel at Point Tupper is currently being made via pipeline to vessels at the berths.

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

STATIA TERMINALS SOUTHWEST, INC. ("STSW") - BROWNSVILLE, TEXAS

         The Company's terminal near Brownsville, which is being held for sale, is located on a deep-water port serving northeast Mexico. STSW is situated near the U.S./Mexico border, 8 miles from Matamoros, Mexico and 17 miles inland from the Gulf of Mexico, within the Port of Brownsville. The terminal handles refined petroleum products, asphalt, vegetable oils, lube oils, latex, wax and chemicals. The terminal consists of 41 tanks with an aggregate storage capacity totaling over 1.6 million barrels. Tank sizes range from 1,500 barrels to nearly 200,000 barrels. The tanks and associated common facilities are located on several parcels of land that are leased from the Brownsville Navigation District. Four docks, owned and operated by the Brownsville Navigation District, accommodate marine vessel traffic at STSW's facility. The Brownsville facility can handle fully-laden vessels of up to 50,000 DWT and with a draft up to 42 feet. STSW uses five railroad spur lines with a total of 32 railcar spots to accommodate railroad tank cars. Most of the commodities transshipped through the Company's Brownsville facility arrive inbound by marine vessel and are subsequently loaded outbound into railcars or tank trucks primarily for shipment into Mexico.

                            ITEM 3. LEGAL PROCEEDINGS

         Global Petroleum Corp. ("Global") brought an action against the Company in December of 1993 in the Supreme Court of Nova Scotia seeking the release of certain petroleum products owned by Global that the Company was holding to secure the payment of certain invoices. Global secured the release of the products by posting a $2.0 million bond. Global claims damages of $1.2 million for breach of contract and the Company counterclaimed for breach of contract and payment of the approximately $2.0 million of unpaid invoices for product storage and other services. In April 1996, Global, Scotia Synfuels Limited and their related companies brought suit against CBI and the Company in the Supreme Court of Nova Scotia alleging damages in the amount of $100 million resulting from misrepresentation, fraud and breach of fiduciary duty associated with the reactivation of the Point Tupper facility and the sale of their shares in Point Tupper Terminals Company, a predecessor to Statia Canada, to an affiliate of the Company and CBI.

         In May 1994, the U.S. Department of Justice brought an action in the U.S. District Court for the District of The Virgin Islands against STI and STNV for $3.6 million of pollution clean-up costs in connection with the discharge of oil into the territorial waters of the U.S. Virgin Islands and Puerto Rico by a barge (which was not owned or leased by the Company or any of its affiliates) that had been loaded at St. Eustatius. The Company is presently disputing the U.S. District Court's jurisdiction over STNV.

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

         In November 1996, a former executive officer of the Company brought suit against the Company and others for breach of contract and related actions. In December 1997, the Company settled the claim on behalf of itself and others in consideration for a lump sum payment of $167,000.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                 Not Applicable.

                                    PART II.

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY MATTERS

                                 Not applicable.

                         ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for the periods and as of the dates indicated. In January 1996, CBI was acquired (the "Praxair Acquisition") by Praxair. The statement of income data for each of (i) the three years ended December 31, 1995, (ii) the period from January 1, 1996 through November 27, 1996 ("Post-Praxair Acquisition"), (iii) the period from November 27, 1996 through December 31, 1996 ("Post-CHPII Acquisition"), and (iv) the year ended December 31, 1997 and the balance sheet data as of December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from and are qualified by reference to, the audited Consolidated Financial Statements of the Company. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and accompanying Notes thereto and other financial information included elsewhere in this filing.

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)


                                                                     PRE-CHPII ACQUISITION                 POST-CHPII ACQUISITION
                                                   ----------------------------------------------------    -----------------------
                                                          PRE-PRAXAIR ACQUISITION
                                                   -------------------------------------
                                                           YEAR ENDED DECEMBER 31,
                                                   -------------------------------------      1/1/96-       11/27/96-
                                                      1993          1994           1995      11/27/96(1)   (12/31/96(1)      1997
                                                   ---------     ---------     ---------     ---------     ---------     ---------
STATEMENT OF OPERATIONS DATA:
   Revenues                                        $ 112,076     $ 132,666     $ 135,541     $ 140,998     $  14,956     $ 142,499
   Cost of services and products sold                 94,850       111,194       117,482       129,498        13,010       123,913
   Gross profit                                       17,226        21,472        18,059        11,500         1,946        18,586
   Administrative expenses (2)                         4,388         5,339         6,900         8,251           413         6,348
   Interest expense (3)                                  726         3,114         4,478         4,187         1,525        15,963
   Net income (loss) available to
      common stockholders                             10,046        10,944         4,569        (2,682)          (95)       (3,879)

BALANCE SHEET DATA:
   Total assets (4)                                $ 186,420     $ 197,357     $ 230,283           N/A     $ 260,155     $ 244,228
   Total debt (5)                                     60,126        64,450        66,400           N/A       135,000       135,000
   Stockholders' equity subject to
      reduction (6)                                       --            --            --           N/A        20,000        20,000
   Preferred stock                                    11,212        18,057        18,589           N/A            --            --
   Total stockholders' equity (7)                     95,404        86,965        91,001           N/A        75,405        71,826

OTHER FINANCIAL DATA AND RATIOS:(8)
   Adjusted EBIT (9)                               $  12,755     $  17,241     $  16,602     $  11,526     $   1,562     $  12,864
   Depreciation and amortization                       6,683        10,680        12,118         9,296         1,011        10,911
   Adjusted EBITDA (10)                               19,438        27,921        28,720        20,822         2,573        23,774
   Gross profit as a % of revenue                       15.4%         16.2%         13.3%          8.2%         13.0%         13.0%
   Effective tax rates (11)                             15.6%          8.6%          6.1%          N/M           N/M           N/M
   Capital expenditures (12)                          17,147        25,440        37,138       103,001         1,203     $   5,342

NET CASH FLOW FROM:
   Operating activities                            $  (3,371)    $  25,706     $  11,476     $   9,108         2,225     $  12,452
   Investing activities                              (23,355)      (25,353)      (36,908)     (102,890)     (177,033)      (12,933)
   Financing activities                               28,404        (1,679)       26,477        92,998       184,072        (2,700)

RATIOS AND KEY STATISTICS (8):
   Adjusted EBITDA/interest
        expense (13)                                  26.77x         8.97x         2.81x         2.13x         1.69x         1.49x
   Total debt/Adjusted EBITDA                          3.09x         2.31x         2.31x           N/A           N/A         5.68x
   Consolidated fixed charge
        coverage ratio (14)                               --            --            --            --         1.69x         1.45x

   Capacity (in thousands of barrels)                 11,590        15,387        20,387        20,387        20,387        20,387
   Percentage capacity leased (15)                        79%           87%           76%           68%           74%           70%
   Throughput (in thousands of
       barrels) (16)                                  37,591        60,630       109,805        81,994        13,223       118,275
   Vessel calls (17)                                     967         1,063           973           922           108         1,030

   N/M - not meaningful
   N/A - not applicable

                                    Page 15

(1) Prior to January 12, 1996, the Company was a wholly owned subsidiary of CBI. On January 12, 1996, pursuant to the merger agreement dated December 22, 1995, CBI became a wholly owned subsidiary of Praxair. This Praxair purchase transaction was reflected in the consolidated financial statements of the Company as a purchase, effective January 1, 1996. On November 27, 1996, CHPII, management and others acquired the Company from Praxair. This purchase transaction is reflected in the consolidated financial statements effective November 27, 1996 as a purchase. The application of purchase accounting at each acquisition date resulted in changes to the historical cost basis of accounting for certain assets. Accordingly, the information provided for periods before and after each of these transactions is not comparable.

(2) Administrative expenses include $3.0 million of non-cash, stock-based compensation recognized on November 27, 1996 immediately prior to consummation of the CHPII Acquisition. Prior to January 1, 1996, Administrative expenses include $361, $578, and $1,592 of corporate cost allocated from CBI for the years ended December 31, 1993, 1994 and 1995, respectively.

(3) Interest expense subsequent to November 27, 1996 reflects the debt incurred in connection with the CHPII Acquisition at an interest rate of 11-3/4% per annum on the First Mortgage Notes. Prior to November 27, 1996, Company's average borrowing rate was 4.3%, 6.7%, 6.7% and 5.8% for the years ended December 31, 1993, 1994 and 1995, and the period ended November 27, 1996, respectively. Interest expense excludes interest related to the First Salute Leasing, L.P. ("FSL") obligation of $5,741 and $5,600 for 1995 and the period ended November 27, 1996, respectively. For financial statement purposes, FSL related expenses are shown in Cost of services and products sold.

(4) The change in total assets from December 31, 1995 to December 31, 1996 resulted primarily from the acquisition in 1996 of the FSL assets which had previously been leased for a total of $88,512 and capital expenditures during 1996 totaling $15,692, largely offset by the application of purchase accounting at January 1, 1996 and November 27, 1996 resulting in a net reduction of $77,344.

(5) Prior to the CHPII Acquisition, the Company was financed through a combination of third-party debt and, effective with the Praxair Acquisition, $10.0 million of pushed-down debt from the application of purchase accounting. Advances from Praxair and CBI were non-interest bearing. Third-party debt was retired as part of the CHPII Acquisition prior to November 27, 1996. Total debt at December 31, 1996 and 1997 consists entirely of the $135 million First Mortgage Notes.

(6) Certain series of the Parent's preferred stock contain features which may require the Parent to cause the Company to dividend or otherwise remit to the Parent the proceeds from the sale of certain assets. See Note 8 to Consolidated Financial Statements of Statia.

(7) The reduction of total common stockholders' equity between December 31, 1995 and December 31, 1996 resulted from the application of purchase accounting on January 1, 1996 and November 27, 1996.

(8) Adjusted EBIT, Adjusted EBITDA, Adjusted EBITDA/interest expense and Total debt/Adjusted EBITDA are not measures prepared in accordance with generally accepted accounting principles but rather to provide additional information related to the debt servicing ability of the Company.

(9) Adjusted EBIT is defined as the sum of (i) income before income tax provision (benefit), (ii) interest expense, (iii) certain non-cash charges for 1996, and (iv) the portion of the FSL lease payment that represents interest expense for the periods prior to the November 27, 1996 purchase transaction. The amount of the FSL related interest expense included in the calculation of Adjusted EBIT was $5,741 for the year ended December 31, 1995, and $5,600 for the period ended November 27, 1996. For financial statement purposes, FSL related expenses are shown in Cost of services and products sold.

(10) Adjusted EBITDA is defined as the sum of (i) income before income tax provision (benefit), (ii) interest expense, (iii) depreciation and amortization, (iv) certain non-cash charges for 1996, and (v) the portion of the FSL lease payments that represents interest expense for the periods prior to the November 27, 1996 purchase transaction. The amount of the FSL related interest expense included in Adjusted EBITDA was $5,741 for the year ended December 31, 1995 and $5,600 for the period ended November 27, 1996. Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but rather to provide additional information related to the debt servicing ability of the Company.

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

(12) Excludes capital spending of $400; $86,595; and $1,518 during 1993, 1994 and 1995, respectively, financed through an operating lease arrangement with FSL, and capital spending at Point Tupper prior to its acquisition in October, 1993. Includes purchase of FSL assets in conjunction with the CHPII Acquisition.

(13) For purposes of this ratio, interest expense includes the FSL lease payments which are primarily interest.

(14) The Consolidated fixed charge coverage ratio is the ratio of Adjusted EBITDA to Fixed Charges both computed as set forth in the Indenture relating to the 11 3/4% First Mortgage Notes.

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

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

       For purposes of the discussion below, reference is made to the Consolidated Financial Statements of Statia Terminals International N.V. and its Subsidiaries as of December 31, 1995, 1996 and 1997 and for the year ended December 31, 1995; the Post-Praxair Acquisition income and cash flow statements for the period January 1, 1996 through November 27, 1996; and the Post-CHPII Acquisition income and cash flows statements for the period November 27, 1996 through December 31, 1996, and the year ended December 31, 1997. The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles. To facilitate a meaningful discussion of the Company's comparative operating performance for the years ended December 31, 1995, 1996 and 1997, the financial information in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on a traditional comparative basis for all periods unless otherwise indicated. Consequently, the information presented below for the year ended December 31, 1996 does not necessarily comply with the accounting requirements for companies subject to major acquisitions. Generally accepted accounting principals in the U.S. call for separate reporting for the new company (Post-CHPII Acquisition) and the predecessor companies (Pre- and Post-Praxair Acquisitions). A solid black line has been inserted in tables where financial information may not be comparable across periods. Substantially all of the Company's transactions are denominated in U.S. dollars. All figures are in U.S. dollars unless otherwise indicated.

OVERVIEW OF OPERATIONS

         The Company began operations in 1982 as STNV, a Netherlands Antilles corporation, operating an oil products terminal located on the island of St. Eustatius. In 1984, CBI, an industrial gases and contracting services (including storage tank construction) company, acquired a controlling interest in STNV. STNV purchased STSW, which has a facility at Brownsville, Texas, in 1986. In 1990, CBI became the sole owner of STNV and STSW. In 1993, the Company acquired the remaining shares it did not then own of STPT, which was amalgamated into Statia Canada and owns and operates the facility located at Point Tupper, Nova Scotia. In January 1996, CBI was acquired by Praxair, which sold certain assets including those now owned by the Company to focus on its core businesses. In November 1996, CHPII, certain members of the Company's management and others acquired from Praxair all of the outstanding capital stock of STNV, STI, their subsidiaries and certain of their affiliates. Statia, Statia Canada and the Parent were organized for purposes of facilitating the CHPII Acquisition. As a result of the CHPII Acquisition (i) the Parent now owns all of the capital stock of Statia; (ii) CHPII, its affiliates and Castle Harlan employees own 85.4% of the voting stock of the Parent; (iii) Statia and Statia Canada issued 11 3/4% First Mortgage Notes due 2003, Series A, which were subsequently exchanged for the 11 3/4% First Mortgage Notes due 2003, Series B (the "Notes"); and (iv) the Company entered into revolving credit facilities in an aggregate amount of $17.5 million (collectively, the "Revolving Credit Facility").

       The Company expanded to its third location, Point Tupper, Nova Scotia, during 1992 and completed refurbishment of this 7.4 million barrel facility during 1994 (a total capital investment of $74.1 million). At St. Eustatius during the fourth quarter of 1993, the Company commenced construction of five million barrels of crude oil storage and a SPM system (the "St. Eustatius Crude Project"), which was completed and leased during the first quarter of 1995 (total capital investment of $107.5 million). Over the three-year period from 1993 to 1995, the Company added crude oil storage and related services to its established fuel oil, clean products, consumable oils and chemicals storage and related services. In addition to blending and other ancillary services, the Company added marine emergency response services at both St. Eustatius and Point Tupper and added limited refining capability through its atmospheric distillation unit at St. Eustatius during 1995. Finally, during the fourth quarter of 1995 and the first quarter of 1996, investments were made in a heating system and LPG sphere at Point Tupper. These additions to capacity have led to more throughput and, therefore, higher revenues from storage, throughput and ancillary services.

       The operations at St. Eustatius suffered damages from Hurricanes Iris, Luis and Marilyn (the "1995 Hurricanes") causing closure of the terminal during the third quarter of 1995. Repair of damages caused by the 1995 Hurricanes and installation of certain improvements were substantially completed by the end of the third quarter of 1996. Claims related to the 1995 Hurricanes were filed with insurance carriers and ultimately settled for $12.6 million. Through December 31, 1997, $20.6 million was spent on repairs and improvements of which $6.8 million was capitalized as property and equipment.

       The following table sets forth for the periods indicated certain key statistics for each of the Company's operating locations.

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
               (Capacity and throughput in thousands of barrels)



                                             FOR THE YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                           1995            1996            1997
                                          -------         ------        -------
Netherland Antilles and
   the Caribbean
        Total capacity                     11,334         11,334         11,334
        Capacity leased                        90%            80%            76%
        Throughput                         72,420         69,395         62,944
        Vessel calls                          825            880            792

Canada
        Total capacity                      7,404          7,404          7,404
        Capacity leased                        61%            55%            70%
        Throughput                         34,117         23,350         53,011
        Vessel calls                           95             62            125

Texas
        Total capacity                      1,649          1,649          1,649
        Capacity leased                        46%            52%            31%
        Throughput                          3,268          2,472          2,320
        Vessel calls                           53             88            113

All locations
        Total capacity                     20,387         20,387         20,387
        Capacity leased                        76%            69%            70%
        Throughput                        109,805         95,217        118,275
        Vessel calls                          973          1,030          1,030

         Except for inflationary cost increases, cost increases due to additional storage capacity and costs of providing additional ancillary services, the Company's operating costs for terminal services are relatively fixed and generally do not change significantly with changes in capacity leased. Additions or reductions in storage, throughput and ancillary service revenues directly impact operating income. Costs for the delivery of bunker fuels and for the consummation of bulk product sales are impacted by market supply conditions, types of products sold and volumes delivered.

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996

       For the year ended December 31, 1997, total revenues were $142.5 million compared to $156.0 million for the previous year, a decrease of $13.5 million, or 8.7%. The decrease is primarily due to fewer bunker and bulk product sales partially offset by higher revenues from storage, throughput and ancillary services (also referred to as terminaling services). Gross profit, operating income and net income (loss) for the years ended December 31, 1997 and 1996 are not comparable due to the effects of purchase accounting applied as a result of the CHPII Acquisition. Depreciation, amortization and other operating expenses, which are components of gross profit, changed due to revaluation of various assets to their fair values at the acquisition date. Changes in components of the Company's debt and equity accounts resulted in changes to interest expense, dividends and costs of services and products sold. Operating income was $12.2 million for the twelve months of 1997 versus $4.8 million for the same period in 1996. During the period from January 1, 1996 to November 27, 1996, lease expenses related to FSL amounting to $5.6 million consisting primarily of interest were included in cost of services and products sold. This lease was fully satisfied in connection with the CHPII Acquisition. In addition, the Company incurred a non-recurring, stock based compensation charge of $3.0 million immediately prior to the CHPII Acquisition in 1996.

       During 1997, improved utilization, higher throughput volumes and higher fees from ancillary terminal services primarily from crude throughput at Point Tupper, produced a $3.4 million, or 6.7%, increase in revenues from storage, throughput and ancillary services. Such revenues were $53.2 million for the year ended December 31, 1997 compared to $49.8 million for the year ended December 31, 1996. The Canadian facility saw its terminaling services revenues increase from $9.0 million for the year ended December 31, 1996 to $15.6 million for the year ended December 31, 1997, an increase of $6.6 million or 73.1%. Incremental spot storage leases for crude oil from the Company's primary Canadian tenant, Bayway Refining Company, crude oil and clean petroleum products leases from several new customers, plus 30 million barrels, or 127%, of increased throughput from 1996 and additional ancillary services, contributed to the higher revenues from terminaling services. Certain tankage was converted from clean product storage to crude oil storage to meet customer demand. At St. Eustatius, lower crude oil throughput and reductions in the percentage of capacity leased for refined petroleum products resulted in lower 1997 revenues from storage, throughput and ancillary services. A customer occupied all of the clean products storage for three-quarters of the 1996 year while the clean products tankage went essentially unleased for the 1997 year. The Caribbean facilities' terminaling services revenues fell $1.9 million, or 5.1%, to $36.0 million for the year ended December 31, 1997 from $37.9 million the previous year.

       Revenues from bunker and bulk product sales fell $16.8 million, or 15.8%, to $89.3 million for the year ended December 31, 1997 from $106.1 million for the same period in 1996. The drop is primarily attributable to increased competition from elsewhere in the Caribbean, the U.S. Gulf Coast and other ports resulting in lower volumes of bunker fuel delivered and fewer bulk product sales. At St. Eustatius, the volume of bunker fuels delivered fell 12.9%. Comparative average selling prices year-to-year were virtually unchanged. In total dollar terms, direct gross profits (without allocation of operating costs) from bunker and bulk product sales were down 19.5% from the 1996 results. At Point Tupper, the Company was unable to expand its bunker sales business started in 1996 due its inability to find an adequate source of supply.

       The Company's facility at Brownsville (which is being held for sale) on the eastern side of the Texas-Mexico border experienced a reduction in total revenues due to the loss of storage business for gasoline and diesel fuels and vegetable oils primarily to competing facilities in the region. STSW's revenues were $2.4 million for the year ended December 31, 1997, down $0.9 million or 28.3%, from $3.3 million (prior to elimination of intercompany revenues) for the same period in 1996.

        Operating expenses including depreciation and amortization (which are included in the line item cost of services and products sold) were $40.0 million for the year ended December 31, 1997 compared to $39.5 million for the same period in 1996, an increase of $0.5 million, or 1.4%. Increases in depreciation charges and insurance costs, which were partially offset by lower marine vessel charter costs, were principally responsible for the change. Due to the Praxair and CHPII Acquisitions, such comparisons may not however, be possible.

       Selling and administrative expenses were $6.3 million for the year ended December 31, 1997 versus $8.7 million for the 1996 year. For the year ended December 31, 1996, administrative expenses included $3.0 million of stock based compensation paid to certain managers of the Company in connection with the Praxair and CHPII Acquisitions. Exclusive of the non-recurring stock based compensation, selling and administrative expenses increased from year-to-year primarily due to higher personnel costs.

       Since the CHPII Acquisition in November 1996, the Company's interest expenses have related to the 11 3/4% First Mortgage Notes. For the year ended December 31, 1997, interest expenses amounted to $16.0 million. For the year ended December 31, 1996, interest expenses related to the Notes, third party debt and the FSL obligation, net of amounts charged to capital projects and the effects of an interest rate swap, were $11.3 million.

       The Company invests its excess cash in short-term, highly liquid financial instruments generally with commercial banks outside of the United States. Other income and expense for the year ended December 31, 1997 includes $0.6 million of interest income earned from such investments.

       During 1997, a subsidiary of the Company paid approximately $0.3 million due under its Free Zone and Profit Tax Agreement in the Netherlands Antilles, the same amount as in the prior year. In addition, the Company and certain of its Antillean subsidiaries accrued and/or paid amounts related to new tax arrangements obtained in conjunction with the CHPII Acquisition. In the U.S. and Canada, certain subsidiaries accrued and/or paid income taxes (including Canadian large corporation tax) during 1997 calculated under different assumptions from those used prior to the CHPII Acquisition. Certain subsidiaries of the Company continue to accumulate tax benefits, net operating loss carryforwards and investment tax credits which they may use to offset future taxable income or taxes payable. However, deferred tax assets derived from benefits related to the Free Zone and Profit Tax Agreement in the Netherlands Antilles, Canadian net operating loss carryforwards and Canadian investment tax credits have not been recorded on the balance sheet because the Company may never utilize them.

       The following tables set forth, for the periods indicated, the total revenues and total operating income (loss) after allocation of administrative expenses at each of the Company's operating locations and the percentage such revenue and operating income (loss) bear to the total revenue and operating income of the Company.

                              REVENUES BY LOCATION
                             (Dollars in thousands)

                                   FOR THE YEAR ENDED DECEMBER 31,
                ----------------------------------------------------------------
                        1995                   1996                 1997
                ---------------------- ---------------------  ------------------
                   $        % OF TOTAL    $       % OF TOTAL   $      % OF TOTAL
                -------     ---------- -------    ----------  -----   ----------
Netherlands
 Antilles
 and the
 Caribbean      121,899        89.9%   139,403       89.4%  122,945      86.3%
Canada           11,143         8.2%    13,462        8.6%   18,892      13.3%
U.S. (1)          8,641         6.4%     9,060        5.8%    8,523       6.0%
Eliminations (1) (6,142)       -4.5%    (5,971)      -3.8%   (7,861)     -5.6%
                -------       -----    -------      -----   -------     -----
     Total      135,541       100.0%   155,954      100.0%  142,499     100.0%
                =======       =====    =======      =====   =======     =====

(1) Includes $7,226, $6,089 and $6,418 for the years ended December 31, 1995, 1996 and 1997, respectively, representing 105% of STI's expenses which were allocated to operating subsidiaries and affiliates.

                      OPERATING INCOME (LOSS) BY LOCATION
                             (Dollars in thousands)

                                FOR THE YEAR ENDED DECEMBER 31,
                 ---------------------------------------------------------
                        1995              1996                 1997
                 ------------------ ------------------- ------------------
                   $     % OF TOTAL  $       % OF TOTAL   $     % OF TOTAL
                 ------  ---------  -----    ---------- ------  ----------
Netherlands
 Antilles
 and the
 Caribbean       13,037    116.8    6,659      139.3%   10,455     85.4%
Canada             (609)    -5.5%    (823)     -17.2%    3,768     30.8%
U.S.             (1,269)   -11.3%  (1,054)     -22.1%   (1,985)   -16.2%
                 ------    -----    -----      -----    ------    -----
     Total       11,159    100.0%   4,782      100.0%   12,238    100.0%
                 ======    =====    =====      =====    ======    =====

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1995 AND 1996

       Revenues for the twelve months ended December 31, 1996 aggregated $156.0 million, an increase of $20.5 million, or 15.1%, from the twelve months ended December 31, 1995 of $135.5 million. The revenue increase was primarily due to strong demand for bunker fuels at St. Eustatius partially offset by reduced storage, throughput and ancillary services revenues at the St. Eustatius and Point Tupper locations. Storage, throughput and ancillary services generally produce higher gross margins than bunker fuel and bulk product sales activities. Gross profit, operating income and net income (loss) for the years ended December 31, 1995 and 1996 are not comparable due to the effects of purchase accounting applied as a result of the Praxair Acquisition and the CHPII Acquisition. Depreciation, amortization and other operating expenses, which are components of gross profit, changed due to the revaluation of various assets to their fair values at the acquisition dates. Changes in components of the Company's debt and equity accounts resulted in changes to interest expense and costs of services and products sold. The year-to-year change in the mix of revenues and increases in operating and administrative expenses, primarily from non-recurring, stock-based compensation earned upon Praxair's divestiture of the Company, contributed to the 58.7% decrease in operating income from $10.9 million for 1995 to $4.5 million for 1996.

       Storage, throughput and ancillary revenues were $49.8 million for the twelve months ended December 31, 1996 compared to $54.7 million, down $4.9 million, or 8.9% from the same period for 1995. At St. Eustatius, storage, throughput and ancillary services revenues were down $1.8 million, or 4.4%, due primarily to a reduction in tankage leased for fuel oil and a reduction in associated throughput volume. At Point Tupper, these revenues were down $3.5 million, or 31.0% due primarily to a reduction in tankage leased for refined products and a reduction in crude oil throughput volume. The decreases at each location are primarily due to non-renewal of storage leases by some customers as a result of backwardation in the petroleum markets, reduced throughput from existing customers, and uncertainty as to the Company's future ownership due to Praxair's announcement to dispose of the business.

       Revenues from the sale of bunker fuel and bulk oil products were $106.1 million for the twelve months ended December 31, 1996 compared to $80.8 million for the same period in 1995, an increase of $25.3 million, or 31.3%. The change is due primarily to an increase in bunker fuel volume delivered at higher average selling prices partially offset by a reduction in bulk product volume sold at St. Eustatius. Bunker fuel volume delivered rose 35.8% and average selling prices rose 9.4% when comparing the twelve-month periods ended December 31, 1995 and 1996. Gross margins on bunker fuel and bulk product sales, both in dollar terms and as a percentage of revenues, are little changed when comparing similar figures for the twelve month periods of 1995 and 1996. While volumes of bulk product sales were down (41.6% when comparing twelve month periods), gross margins have improved slightly. At Point Tupper, the Company commenced the delivery of bunker fuel during the first quarter of 1996 generating revenues of $4.4 million for the 1996 year.

       At the Brownsville, Texas terminal (which is being held for sale) improved storage and throughput revenue primarily from vegetable oils and asphalt led to total revenues (prior to elimination of intercompany revenue) of $3.3 million for 1996, up $0.8 million, or 32.0%, from 1995 total revenues of $2.5 million. After elimination of intercompany revenues, and consideration of additional operating expenses for 1996, the changes in the operating loss from the 1995 year to the 1996 year are not significant. The Brownsville operation leased 52% of its available capacity for 1996 compared to 46% for 1995, however throughput decreased from 3.3 million barrels for 1995 to 2.5 million barrels for 1996.

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

       Administrative expenses increased from $6.9 million for 1995 to $8.7 million for 1996, an increase of $1.2 million, or 17.4%. This increase was primarily due to non-recurring, stock-based compensation of $3.0 million awarded to management and earned upon Praxair's divestiture of the Company offset by a reduction in parent company administration fees of $1.2 million.

       Interest expense related to third party debt was $4.5 million and $5.7 million for the years ended December 31, 1995 and 1996, respectively, net of interest capitalized to capital projects and the effects of an interest rate swap. In the first quarter of 1996, due to the Praxair Acquisition, the Company's term and revolving debt were refinanced resulting in changes to interest rates. In conjunction with the CHPII Acquisition, all previously existing bank debt was fully satisfied and the 11 3/4% First Mortgage Notes were issued.

       Tax rates in the jurisdictions in which the Company operates did not change significantly between 1995 and 1996. Certain income tax liabilities incurred prior to November 27, 1996 were assumed by Praxair and the Company retained net operating loss carryforwards of U.S. $7.5 million in Canada. The Company also has certain investment tax credits in the Netherlands Antilles and Canada, which it may use to offset future taxes payable. However, deferred tax assets from net operating loss carryforwards and investment tax credits have not been recorded on the balance sheet because the Company may never utilize them.

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

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items in the consolidated statements of income of the Company.

                             RESULTS OF OPERATIONS
                             (Dollars in thousands)

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------------------------
                                              1995                  1996                  1997
                                      --------------------  -------------------- --------------------
                                      DOLLARS   % OF SALES  DOLLARS   % OF SALES DOLLARS   % OF SALES
                                      -------   ----------  -------   ---------- -------   ----------
Revenues:
     Storage, throughput and
       ancillary services            $  54,701    40.36%  $  49,812      31.94%  $  53,165    37.31%
     Bunker and bulk product sales      80,840    59.64%    106,142      68.06%     89,334    62.69%
                                     ---------   ------   ---------      -----   ---------   ------
          Total revenues               135,541   100.00%    155,954     100.00%    142,499   100.00%
Costs of services and products sold    117,482    86.68%    142,508      91.38%    123,913    86.96%
                                     ---------   ------   ---------      -----   ---------   ------
     Gross profit                       18,059    13.32%     13,446       8.62%     18,586    13.04%
Administrative expenses                  6,900     5.09%      8,664       5.56%      6,348     4.45%
                                     ---------   ------   ---------      -----   ---------   ------
     Income from Operations             11,159     8.23%      4,782       3.07%     12,238     8.59%
Other Expense (Income)                     298     0.22%        294       0.19%       (626)   -0.44%
Interest expense                         4,478     3.30%      5,712       3.66%     15,963    11.20%
                                     ---------   ------   ---------      -----   ---------   ------
     Income (loss) before income
       taxes and preferred tax
       dividends                         6,383     4.71%     (1,224)     -0.78%     (3,099)   -2.17%
Provision for income taxes                 390     0.29%        761       0.49%        780     0.55%
Preferred stock dividends                1,424     1.05%        792       0.51%       --       0.00%
                                     ---------   ------   ---------      -----   ---------   ------
     Net income (loss)               $   4,569     3.37%  $  (2,777)     -1.78%  $  (3,879)   -2.72%
                                     =========   ======   =========      =====   =========   ======

LIQUIDITY AND CAPITAL RESOURCES

       As part of the CHPII Acquisition, the Company received a capital contribution of $98.5 million from its Parent, consisting of $55.5 million of cash and $43.0 million of equity in certain of Statia's subsidiaries, and issued $135.0 million of First Mortgage Notes, Series A (which were subsequently exchanged for the Notes). A portion of the contributed capital and proceeds from the issuance of the First Mortgage Notes, Series A, was used by the Company (i) to pay approximately $174.1 million in cash to Praxair (of which $169.0 million was paid at closing and $5.1 million paid in February 1997) to satisfy the cash portion of the purchase price, and (ii) to pay $16.0 million of commissions, fees and expenses. In connection with the CHPII Acquisition, prior to November 27, 1996, existing indebtedness of the Company, including an off-balance sheet lease obligation, bank debts, preferred stock from a former affiliate and advances from Praxair, was repaid. In addition, on November 27, 1996, the Company, through its subsidiaries, entered into a new $17.5 million Revolving Credit Facility secured by the Company's accounts receivable and oil inventory. No draws on the Revolving Credit Facility have occurred through March 31, 1998. The Revolving Credit Facility bears interest at the prime rate plus .50% per annum (9.0% at December 31, 1997) and will expire on November 27, 1999.

       The debt service costs associated with the borrowings under the Notes and the Revolving Credit Facility have significantly increased liquidity requirements. The Notes accrue interest at 11 3/4% per annum payable semi-annually on May 15 and November 15. The Notes will mature on November 15, 2003. The Notes are redeemable in whole or in part at the option of the Company at any time on or after November 15, 2000 at redemption prices set forth in the Indenture relating to the Notes. The Notes may be redeemed or purchased prior to November 15, 2000 in certain circumstances as defined in the Indenture. The Indenture limits the incurrence of additional debt by the Company, limits the ability of the Company to pay any dividends or redeem any capital stock, and limits the Company's ability to sell its assets. The Company may incur additional indebtedness as long as its Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than certain minimum levels. Under the Indenture and the Revolving Credit Facility, so long as no event of default has occurred, there are no restrictions on the distribution by subsidiaries of funds to Statia or Statia Canada in the form of cash dividends, loans or advances.

       Except for cash of the Company's Canadian subsidiaries, prior to the CHPII Acquisition the Company had been a participant in Praxair/CBI's cash management system whereby all cash receipts were swept into its former parent's investment program. Cash for operations and capital expansion has been funded by the operations of the Company, its former parent and debt facilities available to the Company (guaranteed by its former parent). During 1995, the major sources of cash were $25.9 million from the Company's former parent and $11.5 million from operations; the major use of cash was $37.1 million for capital to expand or sustain operations. During 1996 prior to the CHPII Acquisition, cash provided by operations of $9.2 million, proceeds from insurance claims related to the 1995 Hurricanes of $12.6 million and net advances from Praxair of approximately $19.3 million (exclusive of advances related to repayment of existing indebtedness) were used to finance the purchase of property and equipment of $14.6 million and pay dividends to Praxair and its affiliates of $25.8 million. Since November 27, 1996, the Company has paid an adjustment to the purchase price relating to the CHPII Acquisition of $5.1 million, incurred capital expenditures generally as planned and steadily accumulated cash generated by operations. During 1997, the Company incurred capital expenditures of $5.3 million, made payments of accrued purchase transaction costs of $7.7 million, and paid dividends to the Company's parent of $2.7 million funded primarily with cash flows from operations of $12.5 million.

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

CAPITAL EXPENDITURES

       The Company spent $37.1 million, $15.7 million and $5.3 million during 1995, 1996 and 1997, respectively, on capital expenditures, of which $27.2 million, $1.6 million and $1.0 million, respectively, was spent to enhance the Company's ability to generate incremental revenues. These figures exclude $88.5 million of off balance sheet financing incurred during 1993, 1994 and 1995 for the St. Eustatius Crude Project. During 1995 at Point Tupper, the Company initiated construction of a 55,000 barrel LPG sphere and a fuel oil heating system, and purchased spill response vessels and equipment. Capital expenditures for 1996 were primarily for improvements made in connection with the 1995 Hurricanes. During 1997, capital expenditures were made primarily for various piping and tank enhancements at each location and a new warehouse at St. Eustatius. Capital expenditures for 1998 are projected at approximately $7.5 million, consisting primarily of maintenance-related expenditures and replacement of certain equipment that is being held for sale.

       Because certain of the Company's computer systems may not adequately handle changes brought about by the new millennium, the Company has developed a master plan for dealing with potential Year 2000 issues, including upgrading existing software applications during 1998. The 1998 capital expenditure budget includes $0.7 million for such upgrades and certain non-recurring expenses will be incurred during 1998 for consultants. The cost of addressing the Year 2000 issue is not expected to significantly impact the Company's interaction with customers and suppliers, or future financial condition or results of operations.

       The following table sets forth capital expenditures by location and separates such expenditures into those which produce, or have the potential to produce, incremental revenue, and those which sustain existing operations.

                  SUMMARY OF CAPITAL EXPENDITURES BY LOCATION
                             (Dollars in thousands)

                                   PRODUCE    SUSTAIN
                                 INCREMENTAL  EXISTING
                                   REVENUES  OPERATIONS   TOTAL      % OF TOTAL
                                   -------    -------    --------       -----
YEAR ENDED DECEMBER 31, 1995
    Netherlands Antilles and
      the Caribbean                $18,926    $ 6,342    $ 25,268(1)     68.0%
    Canada                           7,912      1,755       9,667        26.0%
    U.S.                               325      1,878       2,203         5.9%
                                   -------    -------    --------       -----
         Total                     $27,163    $ 9,975    $ 37,138       100.0%
                                   =======    =======    ========       =====

YEAR ENDED DECEMBER 31, 1996
    Netherlands Antilles and
      the Caribbean                $89,344    $11,969    $101,313(2)(3)  97.2%
    Canada                             751        451       1,202         1.2%
    U.S.                                19      1,670       1,689         1.6%
                                   -------    -------    --------       -----
         Total                     $90,114    $14,090    $104,204       100.0%
                                   =======    =======    ========       =====

YEAR ENDED DECEMBER 31, 1997
    Netherlands Antilles and
      the Caribbean                $   696    $ 2,858    $  3,554        66.5%
    Canada                             120        834         954        17.9%
    U.S.                               125        709         834        15.6%
                                   -------    -------    --------       -----
         Total                     $   941    $ 4,401    $  5,342       100.0%
                                   =======    =======    ========       =====


(1) Excludes repairs and improvements of $8.1 million spent in 1995 related to the 1995 Hurricanes.
(2) Includes purchase of First Salute Leasing L.P. assets.
(3) Includes $6.8 million of capitalized enhancement related to the 1995 Hurricanes.

       The Company financed the St. Eustatius Crude Project through a leveraged lease arrangement, effectively removing $88.5 million of assets and liabilities from its balance sheet. The Company leased land to a special purpose financing entity, FSL, upon which the crude tanks were constructed. The facilities of the St. Eustatius Crude Project were leased back to the Company. During the life of the lease, the Company accounted for monthly lease payments, consisting primarily of interest on the underlying financing, and recognized an accrual towards the residual guarantee value within the line item cost of services and products sold. During 1995 and 1996, the Company paid $5.7 million and $5.6 million, respectively, to FSL which consisted primarily of interest costs on the underlying debt. All obligations under the lease were satisfied prior to the CHPII Acquisition and the related assets were included on the balance sheet at that time.

ASSETS HELD FOR SALE

       In connection with the CHPII Acquisition, the Brownsville facility was identified as an asset held for sale, the net proceeds of which would be used to mandatorily redeem certain preferred stock of the Parent as permitted by the Indenture to the First Mortgage Notes. During 1997, the Company retained a financial advisor to assist with the marketing and disposition of the Brownsville facility. During the last half of 1997, prospective buyers were contacted and asked to submit offers by early March 1998. The Company is presently evaluating the offers and considering its alternatives, which include retaining the facility. Despite improved results at this facility during the first quarter of 1998, there can be no assurances that the Company will not incur a loss upon disposition or that future cash flow generated from operations at Brownsville will be sufficient to justify the current carrying value of the related property and equipment in the financial records. If future cash flows are not sufficient to justify the recorded value of property and equipment on the balance sheet, the Company may be required to reduce the carrying value of this property and equipment (See Note 3 - Property and Equipment - to the Consolidated Financial Statements of Statia).

       In addition, the Company's emergency and spill response vessel, M/V STATIA RESPONDER (formerly known as M/V MEGAN D. GAMBARELLA), is being held for sale. Upon disposition of this vessel, the Company anticipates capital expenditures of up to $1.5 million to replace certain equipment sold with the vessel and necessary for the efficient operation of the terminal at St. Eustatius.

       Management of the Company has estimated that the proceeds from the sales of these assets will aggregate $20.0 million and has reclassified this amount from property and equipment to assets held for sale on the balance sheet offset by equity subject to reduction. The actual proceeds from these sales may not equal these estimates. Should the assets not be sold, or be sold but yield net proceeds less than $20.0 million, all or a portion of the equity subject to reduction may be converted to additional paid in capital. As these assets held for sale are expected to remain in operation until disposition, the revenues from, and costs associated with, operating these assets are included in the Company's Consolidated Financial Statements. None of the Company's debt or interest thereon has been allocated to these assets.

         The following table sets forth, for the periods indicated, consolidated income from operations with adjustments to reflect operating income less such income (loss) from the Brownsville terminal adjusted for certain ongoing administrative expenses and expenses related to assets to be retained.

                   OPERATING INCOME FROM ON-GOING OPERATIONS
                             (Dollars in thousands)

                                              FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                              1995         1996          1997
                                            --------      -------      --------

Consolidated income from operations         $ 11,159      $ 4,782      $ 12,238

Add:   Estimated adjustment for
       ongoing expenses                       (1,145)      (1,697)       (1,047)

Less:  Operating income (loss)
       from Statia Terminals
       Holdco II, Inc. and Statia
       Terminals Southwest, Inc.              (1,574)      (1,379)       (1,980)
                                            --------      -------      --------
Consolidated income from
  on-going operations                       $ 11,588      $ 3,869      $ 13,171
                                            ========      =======      ========

ENVIRONMENTAL MATTERS

       The Company's subsidiaries are subject to comprehensive and periodically changing foreign, federal, state and local environmental laws and regulations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. In 1995, 1996, and 1997, the capital expenditures of the Company for compliance with environmental laws and regulations were approximately $3.4 million, $1.3 million, and $1.3 million, respectively. Expenditures during 1995 consisted primarily of the purchase of spill response vessels and equipment at Point Tupper to comply with new Canadian legislation. These figures do not include routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, which were approximately $0.6 million, $0.4 million and $0.2 million in 1995, 1996, and 1997, respectively. The Company believes it is presently in substantial compliance with applicable laws and regulations governing environmental matters.

       In connection with the CHPII Acquisition, studies were undertaken by and for Praxair to identify potential environmental, health and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper facility. Praxair has agreed to pay for certain of these costs currently estimated at approximately $3.1 million representing certain investigation, remediation, compliance and capital costs of which the Company has incurred $1.7 million through February 28, 1998. To the extent that certain of these matters exceed their respective estimates, Praxair has agreed to reimburse the Company for these future expenditures. Additionally, the Company has identified additional environmental costs at Point Tupper and St. Eustatius of approximately $1.5 million, none of which has been spent to date. These future costs will be expensed as incurred or capitalized as property and equipment. The Company believes that these environmental costs subject to the foregoing reimbursements will not have a material adverse effect on the Company's financial position or results of operations. See "Item 1. Business - Environmental, Health and Safety Matters" for further discussion.

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

OTHER MATTERS

       The Company periodically evaluates the political stability and economic environment in the countries in which it operates. As a result of these evaluations, the Company is not presently aware of any matters that may adversely impact its business, results of operations or financial condition. The general rate of inflation in the countries where the Company operates has been relatively low in recent years causing a modest impact on operating costs. Typically, inflationary cost increases result in adjustments to storage and throughput charges because long-term contracts contain price escalation provisions. Bunker fuel and bulk product sales prices are based on active markets, and the Company is generally able to pass any cost increases to customers. Except for minor local operating expenses in Canadian dollars and Netherlands Antilles guilders, all of the Company's transactions are in U.S. dollars. Therefore, the Company believes it has no significant exposure to exchange rate fluctuation.

       Certain subsidiaries of the Company are in the process of negotiating a new Free Zone and Profit Tax Agreement with the governments of St. Eustatius and the Netherlands Antilles to follow certain provisions of new free zone legislation that expires in 2015. The current agreement expires on December 31, 2000. The Company believes that additional amounts, if any, due under any new agreement will not have a material adverse impact on the financial position, results of operations or cash flow of the Company. Should the current agreement expire without renewal, the Company and its business may be adversely impacted.

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

       Statement of Financial Accounting Standards ("SFAS") No. 130 -- "Reporting Comprehensive Income" and SFAS No. 131 -- "Disclosures about Segments of an Enterprise and Related Information" were issued by the Financial Accounting Standards Board ("FASB") in June 1997. These two standards are effective for the Company's year-end December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for annual and interim disclosures related to business operating segments. The Company is in the process of determining the disclosure requirements related to these standards. The adoption of these standards will have no impact on the consolidated financial position, results of operations or cash flow of the Company.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK YEAR 2000 NEW ACCOUNTING PRONOUNCEMENTS

       The Company periodically purchases refined petroleum products from its customers and others for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blend stocks for its customers. Petroleum inventories are held for short time periods, generally not exceeding ninety days. The Company does not presently have any derivative positions to hedge its inventory of petroleum products. The following table indicates the Company's aggregate carrying value of its petroleum products on hand at December 31, 1997 computed at average cost, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                      ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)

                    AS OF DECEMBER 31, 1997
                    -----------------------
                     CARRYING      FAIR
                      AMOUNT      VALUE
                      ------     ------
Petroleum Inventory:
   STNV               $  714     $  691
   Statia Canada         533        563
                      ------     ------
                      $1,247     $1,254
                      ======     ======

       As substantially all of the Company's transactions are in U.S. dollars, and as all of the Company's present debt obligations carry a fixed rate of interest (except for the undrawn Revolving Credit Facility which varies with changes in the lender's prime lending rate), management believes the Company's exposures to foreign currency exchange fluctuation and interest rate fluctuation are minimal.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The financial statements and supplementary data are included herein beginning on Page F-1.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III.
                                    ---------

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

       The following table sets forth certain information with respect to the managing directors and executive officers of Statia.

NAME                    AGE       POSITION
----                    ---       --------
James G. Cameron        52       Managing Director (Chief Executive Officer)
John K. Castle          57       Managing Director
David B. Pittaway       46       Managing Director
Justin B. Wender        28       Managing Director
James F. Brenner        39       Vice President and Treasurer
Jack R. Pine            58       Secretary

       The following table sets forth certain information with respect to the directors and executive officers of Statia Canada.

NAME                    AGE      POSITION
----                    ---      --------
Paul R. Crissman        42       Director and President
James G. Cameron        52       Director
Clarence W. Brown       48       Director
James F. Brenner        39       Vice President-Finance
Jack R. Pine            58       Secretary

       The following table sets forth certain information with respect to certain directors and executive officers of STI, an indirect subsidiary of
Statia:

NAME                      AGE            POSITION
----                      ---            --------
James G. Cameron          52             Chairman of the Board and President
Thomas M. Thompson, Jr.   53             Director and Executive Vice President
Robert R. Russo           42             Director and Senior Vice President
Jack R. Pine              58             Senior Vice President, General Counsel
                                            and Secretary
John D. Franklin          41             Vice President - Marine Fuels
James F. Brenner          39             Vice President - Finance and Treasurer

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

         JOHN K. CASTLE. Mr. Castle has been a Managing Director of Statia since September 1996. Mr. Castle is Chief Executive Officer of Castle Harlan Partners II, G.P. Inc., the general partner of the general partner of Castle Harlan Partners II, L.P., the Company's controlling stockholder. Immediately prior to forming Castle Harlan, Inc., Mr. Castle was President and Chief Executive Officer and a director of Donaldson Lufkin & Jenrette, Inc., one of the nation's leading investment banking firms. Mr. Castle is a director of Sealed Air Corporation, Morton's Restaurant Group, Inc., Dearborn Risk Management, Inc., Commemorative Brands, Inc., Universal Compression, Inc. and is a member of the corporation of the Massachusetts Institute of Technology. Mr. Castle is also a trustee of The New York and Presbyterian Hospitals, Inc., the Whitehead Institute for Biomedical Research and New York Medical College (for 11 years serving as Chairman of the Board). Formerly, Mr. Castle was a director of The Equitable Life Assurance Society of the United States.

         DAVID B. PITTAWAY. Mr. Pittaway has been a Managing Director of Statia since September 1996. Mr. Pittaway has been Vice President and Secretary of Castle Harlan, Inc. a private merchant bank in New York City, since February 1987 and Managing Director since February 1992. Mr. Pittaway is an executive officer of Castle Harlan Partners II, G.P. Inc., the general partner of the general partner of Castle Harlan Partners II, L.P., the Company's controlling shareholder. Mr. Pittaway has been Vice President and Secretary of Branford Castle, Inc., an investment company, since October 1986; Vice President, Chief Financial Officer and a director of Branford Chain, Inc., a marine wholesale company, since June 1987; and a director of Morton's Restaurant Group, Inc. and Commemorative Brands, Inc. Prior to 1987, Mr. Pittaway was Vice President of Strategic Planning and Assistant to the President of Donaldson Lufkin & Jenrette, Inc.

         JUSTIN B. WENDER. Mr. Wender has been a Managing Director of Statia since September 1996. Since 1993, he has been employed by Castle Harlan, Inc. He currently serves as Vice President. From 1991 to 1993, Mr. Wender worked in the Investment Banking Group of Merrill Lynch & Co. He is a board member of Charlie Brown's Acquisition Corporation and US Synthetic Corporation.

         JAMES F. BRENNER. Mr. Brenner joined STI in December 1992 as its Controller, and was promoted to his present position in July 1993. Immediately prior to joining STI, he served three years as Vice President, Finance and Chief Financial Officer of Margo Nursery Farms, Inc. a publicly traded agribusiness firm with European and Latin American operations. From 1986 to 1990, Mr. Brenner was Treasurer of Latin American Agribusiness Development Corp., a company providing debt and equity financing to agribusinesses throughout Latin America. From 1981 to 1986, Mr. Brenner held various positions with the international accounting firm of Price Waterhouse LLP. Mr. Brenner is a licensed Certified Public Accountant in Florida (inactive status).

         JACK R. PINE. Mr. Pine has been involved with the legal affairs of the Company and its affiliates since their inception and was formally transferred to STI from CBI in May 1996 as Senior Vice President General Counsel and Secretary. Mr. Pine also serves as a director of Petroterminal de Panama. He has over 26 years of combined experience with Liquid Carbonic Industries Corporation and CBI. Mr. Pine joined the legal staff of CBI in 1974 as Assistant Counsel and was appointed Associate General Counsel in 1984. Prior to joining CBI, Mr. Pine was engaged in the private practice of law.

         PAUL R. CRISSMAN. Mr. Crissman joined STNV in 1984 and has held safety, environmental, and operational management positions at the Company's terminal facilities. Mr. Crissman became Terminal Manager of Statia Canada's facility near Port Hawkesbury, Nova Scotia, in 1992. Prior to joining STNV, Mr. Crissman was employed for approximately four years in various positions with Paktank, a terminaling company with a facility in the Houston, Texas, area. In December 1996, Mr. Crissman was appointed to his present positions as a Director and President of Statia Canada and as a Managing Director of STNV.

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

         JOHN D. FRANKLIN. Mr. Franklin joined STI in March, 1992 as its Manager, Marine Sales. Immediately prior to joining STI he was employed for 14 years with The Coastal Corporation, and its former subsidiary, Belcher Oil Co. Inc. His duties with Coastal included division management of the company's marine sales division; Manager, National Accounts, Terminal Manager at Coastal's New Orleans facility. He has extensive experience in marketing, terminal operations, and technical sales support.

DIRECTORS OF THE PARENT

       The shareholders of the Parent may elect Directors at any General Meeting of the Board of Directors to serve until their respective successors are elected and qualified. The Board of Directors may create Committees of the Board of Directors and each such Committee shall have the authority and power as may from time to time be delegated by the Board of Directors. The following table sets forth certain information with respect to the directors of the Parent and the Committees on which they serve.

                                                YEAR
NAME                                 AGE      ELECTED           COMMITTEES
----                                 ---      -------           ----------
John K. Castle (Chairman)            57       1997              Compensation (Chairman), Executive
James G. Cameron                     52       1997              Executive (Chairman)
Admiral James L. Holloway, III       74       1997              Audit (Chairman)
Francis Jungers                      70       1997              Compensation
David B. Pittaway                    46       1996              Audit, Compensation, Executive
Jonathan R. Spicehandler             49       1997              Audit
Justin B. Wender                     28       1996              Audit
Ernest "Jackie" Voges                68       1997

       The following sets forth certain information with respect to the outside directors of the Parent.

         ADMIRAL JAMES L. HOLLOWAY III, U.S.N. (RET.). Adm. Holloway is a retired Naval Officer who served as Chief of Naval Operations and a member of the Joint Chiefs of Staff from 1974 to 1978. After his retirement, from 1981 to 1989, he was President of the Council of American Flag Ship Operators, a national trade association representing the owners and operators of U.S. flag vessels in foreign trade. From 1985 to 1989 he was a member of the President's Blue Ribbon Commission on Merchant Marine and Defense, and the Commission for a Long Term Integrated Defense Strategy. In 1986, Admiral Holloway was appointed Special Envoy of the Vice President to the Middle East and from 1990 to 1992 he served in a presidential appointment as U.S. Representative to the South Pacific Commission. Admiral Holloway is currently Chairman of the Naval Historical Foundation, Chairman of the Naval Academy Foundation, a Governor of St. Johns College and President of the Board of Trustees of Saint James School.

         FRANCIS JUNGERS. Mr. Jungers is a private investor and business consultant. From 1973 to 1978, he was Chairman and Chief Executive Officer of Arabian American Oil Company which is the largest producer of crude and liquefied gas in the world and holds the concession for all of Saudi Arabia's oil production. Mr. Jungers is a director of Georgia Pacific Corporation, Thermo Ecotek Corporation, Thermo Electron Corporation, ThermoQuest Corporation, Donaldson, Lufkin & Jenrette, Inc., The AES Corporation and ESCO Corporation. Mr. Jungers is also Chairman of the Advisory Board of Common Sense Partners, L.P., a hedge fund. Mr. Jungers is Chairman of the College of Engineering Development Committee and member of the Visiting Committee, The University of Washington. Mr. Jungers is Advisory Trustee of the Board of Trustees, The American University in Cairo.

         JONATHAN R. SPICEHANDLER, M.D. Since 1993, Dr. Spicehandler has been President of Schering-Plough Research Institute, the pharmaceutical research arm of Schering-Plough Corporation, a research based company engaged in the discovery, development, manufacturing and marketing of pharmaceutical and health care products worldwide. Dr. Spicehandler is a diplomate of the American Board of Internal Medicine, a member of the American College of Physicians and American Society for Clinical Pharmacology and Therapeutics. He was also elected to the Alpha Omega Alpha Honor Society. He serves as president emeritus, board of managers, of the New Jersey division of Cancer Care, Inc. He is a member of the boards of trustees of the Kessler Institute for Rehabilitation, Inc. and Montclair State University. He also serves on the board of directors of the National Foundation of Infectious Diseases and on the Science Policy Board of the Liberty Science Center. He is a member of the board of associates of the Whitehead Institute for Biomedical Research and a commissioner of the New Jersey Commission of Science and Technology.

         ERNEST "JACKIE" VOGES. From 1982 to 1996, Mr. Voges was General Managing Director of the Curacao Ports Authority. From 1977 to 1982, Mr. Voges held various positions including Dean of the Law School of the University of the Netherlands Antilles, permanent lecturer for the history of law and a member of the International Advisory Council of Florida International University. From 1973 to 1977, he served in various positions within the government for Land Territory of the Netherlands Antilles including Vice Prime Minister, Minister of Justice, Minister of Transport and Communications and from 1967 to 1969 he was Minister of Public Health. From 1959 to 1967, he was a member of the Island Council of the Island Territory of Curacao and from 1966 to 1967 he was Commissioner of the Island Territory of Curacao. Mr. Voges is Managing Director of Leeward News Holding N.V., Chairman of the Foundation Stichting Monumentenzorg Curacao, Supervisory Director of Stadsherstel Corporation, N.V., Chairman of the Foundation Stichting JEKA, Supervisory Director of Smit International Corporation, N.V., and Managing Director of Voges Inc. N.V. Corporation. In 1979, he was Knighted in the Order of the Dutch Lion.

                         ITEM 11. EXECUTIVE COMPENSATION

       The following table sets forth information concerning the compensation paid or accrued for the three years ended December 31, 1997 for the Chief Executive Officer and each of the four most highly compensated executive officers of the Company.


                                                                  LONG TERM COMPENSATION AWARDS
                                                           ------------------------------------------------
                                                                            SECURITIES
                                     ANNUAL COMPENSATION    RESTRICTED      UNDERLYING          ALL OTHER
NAME AND PRINCIPAL                 ---------------------   STOCK AWARDS    OPTIONS SARS       COMPENSATIONS
POSITION(1)                 YEAR    SALARY      BONUS(2)      $(3)(4)      #SHARES(5)(6)           $(7)
------------------          ----    ------      --------   ------------    -------------      --------------
James G. Cameron            1997   $248,655     $97,050      $     --             630            $61,141
                            1996    215,000          --       550,572              --             60,304
                            1995    200,000      20,000        78,594          13,000             77,125

Thomas M. Thompson, Jr.     1997    208,434      79,000            --             500              9,744
                            1996    169,260          --       215,379              --              8,696
                            1995    162,200      20,150        35,366           5,200             15,205

Robert R. Russo             1997    178,883      68,400            --             430              9,156
                            1996    150,936          --       183,570              --              9,019
                            1995    143,749      17,500        35,366           5,200             14,572

Jack R. Pine                1997    129,450      51,550            --             190              8,907
                            1996    115,190      11,500       200,862              --                450
                            1995    111,080      21,144            --              --              2,546

John D. Franklin            1997    128,653      49,250            --             190              6,243
                            1996     94,967       4,500        21,730              --              4,241
                            1995     88,441       9,056            --              --                307

(1) James G. Cameron became President and Chairman of the Board of Statia Terminals, Inc. on July 27, 1993; he became Managing Director of Statia Terminals International N.V. on November 12, 1996 and Director of Statia Terminals Canada, Incorporated on December 23, 1996. Mr. Cameron has held various positions with the Statia Terminals group of companies since 1982. Thomas M. Thompson, Jr. joined the Company in 1985 and became Executive Vice President and Director of Statia Terminals, Inc. on May 6, 1996. Robert R. Russo joined the Company in 1990 and became Senior Vice President of Statia Terminals, Inc. on May 6, 1996. Jack R. Pine became Senior Vice President, General Counsel and Secretary of Statia Terminals, Inc. on May 6, 1996; he became Secretary of Statia Terminals International N.V. and of Statia Terminals Canada, Incorporated on December 23, 1996. Mr. Pine joined the Company in 1996 after holding various positions with CBI since 1974. Mr. Franklin joined the Company in 1992 and became Vice President on May 6, 1996.

(2) This column contains the amounts that were earned in the stated year and paid in the following year pursuant to annual incentive bonus opportunities. Mr. Cameron received his 1995 bonus at the end of 1995.

(3) Amounts earned in 1995 were pursuant to the CBI 1994 Restricted Stock Award Plan of which 50% of the target restricted stock shares were awarded and subsequently adjusted pursuant to the achievement of performance based targets measured at the end of each respective year. The remaining restricted stock was to be earned in the subsequent two years (25% of the initial award each year). Restrictions on these shares were scheduled to expire January 1, 1999 or 2000, or with a change in control (such change in control took place in December 1995). On January 12, 1996, restrictions lapsed on all shares of restricted stock previously awarded and the shares were subsequently redeemed for cash.

(4) Shares earned for 1995 represent 50% of the 1995 target share award plus 25% of the 1994 award both adjusted for achievement of the 1995 CBI performance target. Restricted shares earned were valued at the closing price on the date of grant ($25.625 for 1994 and $32.625 for 1995). Participants received dividends on the restricted stock reported in this column. The number and value of the aggregate restricted stock holdings (including shares awarded in previous years and shares whose restrictions lapsed as a result of the change in control or otherwise) on January 12, 1996 for each named executive officer are: James G. Cameron 8,770 shares, $289,410; Thomas M. Thompson, Jr. 3,479 shares, $114,807; Robert R. Russo 2,504 shares, $82,632; Jack R. Pine 5,305 shares, $175,065; and John D. Franklin 660 shares, $21,780. These shares were paid out in the first quarter of 1996 at the redemption value of $33.00 per share (the Praxair purchase price per share of CBI common stock). The table does not include restricted stock of STNV awarded immediately prior to, and in conjunction with, the CHPII Acquisition and subsequently exchanged for restricted units of preferred and common stock of the Parent. In addition, loans to executive officers by the Parent secured by restricted units of preferred and common stock of the Parent are excluded. (See Restricted Stock Awards below.)

(5) For 1995, represents options to purchase CBI common stock awarded under the CBI Stock Option Plan. Such options were purchased from Messrs. Cameron, Thompson and Russo in the first quarter of 1996 in connection with the purchase of CBI by Praxair for a net price of approximately $166,250 to Mr. Cameron; $57,788 to Mr. Thompson; and $57,788 to Mr. Russo.

(6) For 1997, represents options to purchase Parent common stock awarded under the 1997 Stock Option Plan. The fair value at the date of grant, November 21, 1997, was determined by the Compensation Committee of the Parent's Board of Directors to be $0.10 per share. The award agreement specifies that after two years of employment after the date of grant and after each of the following three years, 25% of the option shall become exercisable unless a Liquidation Event occurs (as defined in the award agreement), at which time the option shall become fully exercisable. The option shall terminate upon termination of employment except in the event of death, permanent disability or Company termination other than for substantial cause. Each option shall expire ten years after the date of grant.

(7) The compensation reported for 1997 represents: (a) the dollar value of split dollar life insurance benefits paid by the Company, (b) cost associated with a Company provided vehicle, and (c) other benefits. These three benefits expressed in the same order as listed in the preceding sentence, amounted to $50,789, $7,760, and $2,592 for Mr. Cameron; $0, $7,382 and $2,362 for Mr. Thompson; $0, $8,381 and $775 for Mr. Russo; $0, $8,187 and $720 for Mr. Pine; and $0, $6,080 and $163 for Mr.
       Franklin.

STOCK OPTION PLAN

       During 1997, the shareholders of the Parent approved the 1997 Stock Option Plan (the "Plan") which allows up to 7,235.294 shares of common stock, par value $0.10 per share, of the Parent to be delivered pursuant to incentive stock option award agreements or non-qualified stock option award agreements. The Plan is administered by the Compensation Committee of the Parent's Board of Directors. Key employees, directors and consultants of the Parent and its subsidiaries are eligible to become participants and receive awards of stock options under the Plan. The Plan provides that for any changes in the capital of the Parent, a corresponding adjustment, as determined to be appropriate by the Compensation Committee, be made to the options awarded under the Plan.

RESTRICTED STOCK AWARDS

       Upon the Company's divestiture on November 27, 1996, Praxair awarded an aggregate of $3.0 million in STNV restricted preferred stock to James G. Cameron, Thomas M. Thompson, Jr., Robert R. Russo, Jack R. Pine and John D. Franklin and another officer of the Company (each hereinafter a "recipient"), subject to a specified restriction period which commenced on the date of the award, and other conditions set forth in the restricted stock award agreement between STNV and the recipient of such stock. Each such recipient has surrendered and in consideration for such surrender received a unit consisting of shares of Parent common stock and Series E Preferred Stock for each of his shares of such STNV preferred stock, with an aggregate value equal to the share of STNV preferred stock surrendered therefor, and subject to substantially similar restrictions and conditions, which have been set forth in a restricted unit award agreement between the Parent and such recipient. Prior to the expiration of the restriction period, recipients may not sell, transfer, pledge, assign, encumber or otherwise dispose of their units;

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

EMPLOYMENT AGREEMENTS

       The Parent and STI have entered into employment agreements with James G. Cameron, Thomas M. Thompson, Jr., Robert R. Russo, Jack R. Pine and John D. Franklin and another officer of the Company. These agreements provide for an annual base salary, which is subject to review at least annually by the Board of Directors or a committee thereof. These agreements also provide for an annual cash incentive bonus to be awarded based on the difference between a target EBITDA and actual EBITDA. The employment agreements with Messrs. Cameron, Thompson and Russo continue until December 31, 2001 and are renewable for successive three-year periods thereafter. The employment agreements with Messrs. Pine and Franklin continue until December 31, 1999 and are renewable for successive two-year periods thereafter. Additional benefits include participation in an executive life insurance plan for Mr. Cameron. In the event that Statia Terminals, Inc. terminates any such employment agreement without substantial cause or the employee terminates for good reason (as such terms are defined in each such employment agreement), the employee shall be entitled to his current medical and dental benefits and his current compensation for the greater of twelve months or the remaining portion of the term of such employment agreement payable in monthly installments for such period plus a pro rated portion of such employee's bonus compensation for the year of termination only payable as and when ordinarily determined for such year.

                           ITEM 12. SECURITY OWNERSHIP

       All of the common stock of Statia Canada is indirectly owned by Statia, and all of the common stock of Statia is owned by the Parent. The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Parent as of March 31, 1998 by (i) each person known to the Company to be a beneficial owner of more than 5% of the outstanding shares of such common stock, (ii) each managing director/director and executive officer of the Company, and (iii) all managing directors/directors and executive officers of the Company as a group. The address of each owner is the principal office of the Company unless otherwise indicated.


MANAGING DIRECTORS/DIRECTORS, EXECUTIVE OFFICERS            NUMBER OF
AND 5% BENEFICIAL OWNERS                                     SHARES      PERCENTAGE
------------------------------------------------            ---------    ----------
James G. Cameron .....................................        1,179           2.9%
Thomas M. Thompson, Jr ...............................          900           2.2%
Robert R. Russo ......................................          808           2.0%
Jack R. Pine .........................................          451           1.1%
John D. Franklin .....................................          353            .9%
John K. Castle (1) ...................................       35,000          85.4%
    c/o Castle Harlan, Inc. ..........................
    150 East 58th Street
    New York, NY 10155
David B. Pittaway ....................................          200            .5%
Justin B. Wender .....................................           10            .02%
All Officers and Directors (1) .......................       39,000          95.1%
Castle Harlan Partners II L.P.,
affiliates and Castle Harlan
employees (1) ........................................       35,000          85.4%
    c/o Castle Harlan, Inc. ..........................
    150 East 58th Street
    New York, NY 10155

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

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As part of the CHPII Acquisition, the Parent entered into a management agreement with Castle Harlan providing for the payment to Castle Harlan, subject to certain conditions, of an annual management fee of $1,350,000 plus expenses for investment banking, advisory and strategic planning services. In the event the net proceeds from the sale of the Brownsville facility and a certain asset of the Parent exceed a specified threshold, Castle Harlan may be entitled to an additional payment of up to $1 million. Under the Indenture relating to the Notes, dividends from the Company to the Parent permitting the Parent to pay Castle Harlan's annual management fee and a dividend of the net proceeds of the sale of the Brownsville facility are excepted from the limitation on Restricted Payments so long as no Default or Event of Default exists. In January 1997 and November 1997, the Company declared and subsequently paid on each declaration date a dividend of $1,350,000 on its common stock to the Parent to enable Parent to pay management fees to Castle Harlan, Inc. See Note 11 to the Consolidated Financial Statements of Statia for information on preferred and common dividends paid prior to the CHPII Acquisition.

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

         The four outside directors of the Board of Directors of Parent have entered into consulting agreements with Statia for advisory and consulting services related to investment and strategic planning, financial and other matters. In consideration of services provided to Statia, each director receives a fee of $6,250 per quarter plus reimbursement of out-of-pocket expenses. The Parent pays each outside director $1,000 per meeting of the Board of Directors attended.

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

         The stockholders' agreement provides that the parties thereto must vote their shares to elect a Board of Directors of the Parent who will be nominated by CHPII and one of whom will be nominated by the management stockholders.

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a.) 1.       Financial Statements Index

                 The following consolidated financial statements of Statia Terminals International N.V. and its
                 Subsidiaries are filed in response to Item 8 of this 1997 Annual Report on Form 10-K:

        STATIA TERMINALS INTERNATIONAL N.V. (AND ITS PREDECESSOR STATIA TERMINALS, INC.)

                 Report of Independent Public Accountants
                 Consolidated Balance Sheets
                          as of December 31, 1996 and 1997
                 Consolidated Statements of Income and Retained
                          Earnings for the year ended December 31,
                          1995 (Predecessor - Pre-Praxair Acquisition)
                          for the period January 1, 1996 through November 27, 1996 (Predecessor -
                             Post-Praxair Acquisition)
                             for the period November 27, 1996 through December 31, 1996 for the year ended December 31, 1997
                 Consolidated Statements of Cash Flows
                             for the year ended December 31, 1995 (Predecessor - Pre-Praxair Acquisition)
                             for the period January 1, 1996 through November 27, 1996 (Predecessor
                              Post-Praxair Acquisition)
                             for the period November 27, 1996 through December 31, 1996 for the year ended December 31, 1997
                 Notes to the Consolidated Financial Statements

        STATIA TERMINALS CANADA, INCORPORATED (AND ITS PREDECESSOR STATIA TERMINALS POINT TUPPER, INC.)
                 Report of Independent Accountants
                 Consolidated Balance Sheets
                          as of December 31, 1996 and 1997
                 Consolidated Statements of Income and Retained
                          Earnings for the year ended December 31,
                          1995 (Predecessor - Pre-Praxair Acquisition)
                          for the period January 1, 1996 through November 27, 1996 (Predecessor  -
                   Post-Praxair Acquisition)
                          for the period November 27, 1996 through December 31, 1996 for the year December 31, 1997
                 Consolidated Statements of Cash Flows
                          for the year ended December 31, 1995 (Predecessor - Pre-Praxair Acquisition)
                          for the period January 1, 1996 through November 27, 1996 (Predecessor -
                          Post-Praxair Acquisition)
                         for the period November 27, 1996 through December 31, 1996 for the year ended December 31, 1997
                 Notes to the Consolidated Financial Statements




                  STATIA TERMINALS N.V.

                           Report of Independent Public Accountants
                           Consolidated Balance Sheets
                                    as of December 31, 1996 and 1997
                           Consolidated Statements of Income and Retained
                                    Earnings for the year ended December 31,
                                    1995 (Predecessor - Pre-Praxair Acquisition)
                                    for the period January 1, 1996 through November 27, 1996 (Predecessor -
                                    Post-Praxair Acquisition)
                                    for the period November 27, 1996 through December 31, 1996 for the year ended December 31, 1997
                           Consolidated Statements of Cash Flows
                                    for the year ended December 31, 1995
                                    (Predecessor - Pre-Praxair Acquisition) for
                                    the period January 1, 1996 through November
                                    27, 1996 (Predecessor - Post-Praxair Acquisition)
                                    for the period November 27, 1996 through December 31, 1996 for the year ended December 31, 1997

                           Notes to the Consolidated Financial Statements

                  2.       Financial Statement Schedules

                           See Notes 12 and 18 to the Consolidated Financial Statements of Statia and the related
                           Report of Independent Accountants attached thereto for required financial statement schedules.

                  3.       Exhibits Index

                           See the Exhibits Index on Pages E - 1 through E - 3 following the Signature Pages.

        (b.)      Reports on Form 8-K

                           None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            STATIA TERMINALS INTERNATIONAL N.V.
Date:  March 31, 1998       (Registrant)

                            By: /S/ JAMES G. CAMERON
                                -----------------------------
                                James G. Cameron
                                Managing Director

                            By: /S/ JAMES F. BRENNER
                                -----------------------------
                                James F. Brenner
                                Vice President and Treasurer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this 1997 Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/S/ JAMES G. CAMERON         Managing Director
------------------------     (Principal Executive Officer)    March 31, 1998
James G. Cameron


/S/ JOHN K. CASTLE           Managing Director
------------------------                                      March 31, 1998
John K. Castle


/S/ DAVID B. PITTAWAY        Managing Director
------------------------                                      March 31, 1998
David B. Pittaway


/S/ JUSTIN B. WENDER         Managing Director
------------------------                                      March 31, 1998
Justin B. Wender


/S/ JAMES F. BRENNER         Vice President and
------------------------     Treasurer (Principal             March 31, 1998
James F. Brenner             Financial and Accounting
                             Officer)

                                    Page S-1

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STATIA TERMINALS CANADA, INCORPORATED
Date:  March 31, 1998                 (Registrant)

                                      By: /S/ PAUL R. CRISSMAN
                                          -----------------------------
                                          Paul R. Crissman
                                          Director and President

                                      By:  /S/ JAMES F. BRENNER
                                          ------------------------------
                                          James F. Brenner
                                          Vice President-Finance

       Pursuant to the requirements of the Securities Exchange Act of 1934, this 1997 Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/S/ PAUL R. CRISSMAN          Director and President
------------------------      (Principal Executive Officer)     March 31, 1998
Paul R. Crissman

/S/ CLARENCE W. BROWN         Director
------------------------                                         March 31, 1998
Clarence W. Brown

/S/ JAMES G. CAMERON          Director
------------------------                                         March 31, 1998
James G. Cameron

/S/ JAMES F. BRENNER          Vice President-Finance
------------------------      (Principal Financial and           March 31, 1998
James F. Brenner              Accounting Officer)

                                    Page E-1

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Managing Directors of
Statia Terminals International N.V. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Statia Terminals International N.V. (a Netherlands Antilles corporation) and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income
(loss) and retained earnings (deficit) and cash flows for the period from Inception through December 31, 1996 and for the year ended December 31, 1997. We have also audited the related combined statements of income (loss) and retained earnings (deficit) and cash flows of Statia Terminals, Inc. and subsidiaries and affiliates (the "Predecessor Company") for the year ended December 31, 1995 and from January 1, 1996 through November 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statia Terminals International N.V. and Subsidiaries as of December 31, 1996 and 1997, and the results of the Predecessor and its cash flows for the period from Inception through December 31, 1996 and for the year ended December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1995 and from January 1, 1996 through November 27, 1996, in conformity with generally accepted accounting principles.

West Palm Beach, Florida,
    February 20, 1998.

                               STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                              (DOLLARS IN THOUSANDS)

                                                                                       DECEMBER 31,
                                                                                ---------------------------
                                                                                  1996              1997
                                                                                ----------       ----------
                                     ASSETS


CURRENT ASSETS:

   Cash and cash equivalents                                                    $    9,264       $    6,083
   Accounts receivable-
     Trade, less allowance for doubtful accounts of
       $830 in 1997 and $769 in 1996                                                12,165           10,092
     Other                                                                           3,096            2,347
   Inventory, net                                                                    4,969            1,247
   Prepaid expenses                                                                  1,036              269
   Assets held for sale                                                             20,000           20,000
                                                                                ----------       ----------
              Total current assets                                                  50,530           40,038

PROPERTY AND EQUIPMENT, net                                                        203,187          198,529

OTHER NONCURRENT ASSETS, net                                                         6,438            5,661
                                                                                ----------       ----------

              Total assets                                                      $  260,155       $  244,228
                                                                                ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                             $    9,926       $    7,730
   Accrued expenses                                                                 16,824            9,614
   Payable to affiliates                                                              -                  58
                                                                                ----------       ----------
              Total current liabilities                                             26,750           17,402

LONG-TERM DEBT                                                                     135,000          135,000
                                                                                ----------       ----------

              Total liabilities                                                    161,750          152,402
                                                                                ----------       ----------

STOCKHOLDERS' EQUITY SUBJECT TO REDUCTION                                           20,000           20,000

STOCKHOLDERS' EQUITY:

   Common stock                                                                          6                6
   Additional paid-in capital                                                       78,494           78,494
   Accumulated deficit                                                                 (95)          (6,674)
                                                                                ----------       ----------
              Total stockholders' equity                                            78,405           71,826
                                                                                ----------       ----------

              Total liabilities and stockholders' equity                        $  260,155       $  244,228
                                                                                ==========       ==========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                 THE FINANCIAL STATEMENTS OF THE COMPANY AND THE
    PREDECESSOR COMPANY ARE NOT COMPARABLE IN CERTAIN RESPECTS (SEE NOTE 1).

                                                         PREDECESSOR COMPANY                               THE COMPANY
                                                ----------------------------------------      -------------------------------------
                                                   PRE-PRAXAIR           POST-PRAXAIR
                                                  ACQUISITION            ACQUISITION
                                                -----------------      -----------------        PERIOD FROM
                                                                       JANUARY 1, 1996           INCEPTION
                                                   YEAR ENDED               THROUGH                THROUGH           YEAR ENDED
                                                DECEMBER 31, 1995      NOVEMBER 27, 1996      DECEMBER 31, 1996   DECEMBER 31, 1997
                                                -----------------      -----------------      -----------------   -----------------

REVENUES                                           $  135,541              $   140,998            $  14,956             $  142,499

COST OF SERVICES AND PRODUCTS SOLD                    117,482                  129,498               13,010                123,913
                                                   ----------              -----------            ---------             ----------

              Gross profit                             18,059                   11,500                1,946                 18,586

ADMINISTRATIVE EXPENSES                                 6,900                    8,251                  413                  6,348
                                                   ----------              -----------            ---------             ----------

              Income from operations                   11,159                    3,249                1,533                 12,238

INTEREST EXPENSE                                        4,478                    4,187                1,525                 15,963

OTHER INCOME (EXPENSE)                                   (298)                    (323)                  29                    626
                                                   ----------              -----------            ---------             ----------

              Income (loss) before
                provision for income taxes              6,383                   (1,261)                  37                 (3,099)

PROVISION FOR INCOME TAXES                                390                      629                  132                    780
                                                   ----------              -----------            ---------             ----------

              Income (loss) before preferred
                stock dividends                         5,993                   (1,890)                 (95)                (3,879)

PREFERRED STOCK DIVIDENDS                               1,424                      792                 -                     -
                                                   ----------              -----------            ---------             ------

              Net income (loss) available
                to common stockholders                  4,569                   (2,682)                 (95)                (3,879)

RETAINED EARNINGS (DEFICIT), beginning of period       30,441                   -                      -                       (95)

COMMON STOCK DIVIDENDS                                  -                      (25,000)                -                    (2,700)
                                                   ----------              -----------            ---------             ----------

RETAINED EARNINGS (DEFICIT), end of period         $   35,010              $   (27,682)           $     (95)            $   (6,674)
                                                   ==========              ===========            =========             ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                            THE FINANCIAL STATEMENTS OF THE COMPANY AND THE
PREDECESSOR COMPANY ARE NOT COMPARABLE IN CERTAIN RESPECTS (SEE NOTE 1).

                                                              PREDECESSOR COMPANY                         THE COMPANY
                                                     --------------------------------------   -------------------------------------
                                                        PRE-PRAXAIR            POST-PRAXAIR
                                                        ACQUISITION            ACQUISITION
                                                     --------------------------------------     PERIOD FROM
                                                                           JANUARY 1, 1996       INCEPTION
                                                        YEAR ENDED               THROUGH           THROUGH            YEAR ENDED
                                                     DECEMBER 31, 1995    NOVEMBER 27, 1996   DECEMBER 31, 1996   DECEMBER 31, 1997
                                                     -----------------    -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) before
     preferred stock dividends                           $    5,993         $    (1,890)      $      (95)             $   (3,879)
   Adjustments to reconcile net income
     (loss) to net cash provided
     by operating activities-
       Depreciation, amortization and
         non-cash charges                                    12,118              12,296            1,011                  10,911
       Provision for bad debts                                  339                 406             -                         11
       Loss (gain) on disposition of
         property and equipment                                  59                 (68)            -                       (109)
       (Increase) decrease in accounts
         receivable - trade                                  (3,309)             (1,585)          (1,311)                  2,060
       (Increase) decrease in other receivables              (2,676)              3,237           (1,530)                    747
       (Increase) decrease in inventory                      (3,094)             (5,033)           1,950                   3,722
       (Increase) decrease in prepaid expense                   (92)                (64)            -                        769
       (Increase) decrease in other
         noncurrent assets                                    1,675                 319             (801)                   (134)
       Increase (decrease) in accounts payable                 (678)              3,577              277                  (2,195)
       Increase (decrease) in accrued expenses                 (115)               (811)           2,724                     491
       Increase (decrease) in payable to affiliates           1,256              (1,276)            -                         58
                                                         ----------         -----------       ----------              ----------
              Net cash provided by
                operating activities                         11,476               9,108            2,225                  12,452
                                                         ----------         -----------       ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of property and equipment                 230                 111             -                        112
   Purchase of property and equipment                       (37,138)            (14,490)          (1,203)                 (5,342)
   Buyout of First Salute Leasing, L.P. assets                -                 (88,511)            -                     -
   Acquisition of Statia Operations, net of
     $185 cash acquired                                       -                   -             (173,961)                 -
   Transaction costs                                          -                   -               (9,572)                 -
   Accrued transaction costs and purchase price               -                   -                7,703                  (7,703)
                                                         ----------         -----------       ----------              ----------
              Net cash used in investing activities         (36,908)           (102,890)        (177,033)                (12,933)
                                                         ----------         -----------       ----------              ----------


                                   (CONTINUED)

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                             (DOLLARS IN THOUSANDS)

  THE FINANCIAL STATEMENTS OF THE COMPANY AND THE PREDECESSOR COMPANY ARE NOT
                  COMPARABLE IN CERTAIN RESPECTS (SEE NOTE 1).

                                                      PREDECESSOR COMPANY                                THE COMPANY
                                           ----------------------------------------       ---------------------------------------
                                              PRE-PRAXAIR            POST-PRAXAIR
                                              ACQUISITION            ACQUISITION
                                           -----------------      -----------------          PERIOD FROM
                                                                   JANUARY 1, 1996            INCEPTION
                                              YEAR ENDED               THROUGH                 THROUGH              YEAR ENDED
                                           DECEMBER 31, 1995      NOVEMBER 27, 1996       DECEMBER 31, 1996     DECEMBER 31, 1997
                                           -----------------      -----------------       -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in advances from Parent           $   25,898              $   203,767            $     -                 $   -
   Retirement of preferred stock                   -                      (18,577)                 -                     -
   Bank borrowings                                 5,532                   66,000                  -                     -
   Bank repayments                                (3,600)                (132,400)                 -                     -
   Dividends paid to Parent                       (1,353)                 (25,792)                 -                    (2,700)
   Issuance of 11-3/4% First
     Mortgage Notes                                -                        -                   135,000                  -
   Issuance of common stock                        -                        -                    55,500                  -
   Debt costs paid                                 -                        -                    (6,428)                 -
                                              ----------              -----------            ----------              ---------
              Net cash provided by (used in)
                financing activities              26,477                   92,998               184,072                 (2,700)
                                              ----------              -----------            ----------              ---------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 1,045                     (784)                9,264                 (3,181)

CASH AND CASH EQUIVALENTS,
  balance at beginning                               424                    1,469                  -                     9,264
                                              ----------              -----------            ----------              ---------

CASH AND CASH EQUIVALENTS,
  balance at end                              $    1,469              $       685            $    9,264              $   6,083
                                              ==========              ===========            ==========              =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

1.   BASIS OF PRESENTATION

The consolidated balance sheets as of December 31, 1996 and 1997, and the consolidated statements of income (loss) and retained earnings (deficit) and cash flows for the period from Inception through December 31, 1996 and for the year ended December 31, 1997, include the accounts of Statia Terminals International N.V. and its wholly owned subsidiaries (the "Company"). The Company was formed during 1996 to acquire the capital stock of Statia Terminals, Inc. and its subsidiaries and affiliates (the "Predecessor Company") from Praxair, Inc. ("Praxair"). The combined statements of income (loss) and retained earnings (deficit) and cash flows for the year ended December 31, 1995 and from January 1, 1996 through November 27, 1996 ("the period ended November 27, 1996"), include the accounts of the Predecessor Company.

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

On November 27, 1996, the Company acquired from Praxair all of the outstanding capital stock of the Predecessor Company and certain of its subsidiaries and affiliates (the "Acquisition"). The Company is wholly owned by Statia Terminals Group N.V. (the "Parent") and was formed on September 4, 1996 ("Inception") by Castle Harlan Partners II, L.P., a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank, management and others. The adjusted purchase price paid to Praxair for the capital stock described above was $217,146. The Acquisition was paid, in part, by funds received by the Company from the issuance of $135,000 of 11-3/4% First Mortgage Notes (the "Notes") described in Note 9 and from the sale of the Company's stock. The Acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to the assets and liabilities of the Company based on their fair values as of the date of the Acquisition.

The Acquisition and the related application of purchase accounting (Note 5) resulted in changes to the capital structure of the Predecessor Company and the historical cost basis of various assets and liabilities. The effect of such changes significantly impairs comparability between periods of the financial position and results of operations of the Company and the Predecessor Company. Accordingly, the historical financial information provided herein for the period ended November 27, 1996 will not be comparable to other periods in the accompanying financial statements.

2.   NATURE OF BUSINESS

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

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

SIGNIFICANT CUSTOMERS

The Predecessor Company's revenues from a state-owned oil producer and a refiner constituted approximately 6.4% and 4.8% of the total 1995 revenues and approximately 7.9% and 4.7%, of the total revenues for the period ended November 27, 1996, respectively. In addition, approximately 10.1% of the Predecessor Company's revenue for each of the periods ended December 31, 1995, and November 27, 1996, were derived from parties unaffiliated with such state-owned oil producer and refiner, but were generated by the movement of such products through the terminals. The Company's revenues from a state-owned oil producer and a refiner constituted approximately 9.1% and 4.0% of the Company's total revenues for the period November 27, 1996 to December 31, 1996, and 11.6% and 8.3% for the year ended December 31, 1997, respectively. In addition, 10.2% and 6.8% of the Company's revenues for the period ended December 31, 1996 and for the year ended December 31, 1997, respectively were derived from parties unaffiliated with such state-owned oil producer and refiner, but were generated by the movement of such products through the terminals. Revenues from an owner operator of vessels which received bunkers at the Company's facilities accounted for 8.2% of the Company's 1997 total revenues. No other customer accounted for more than 5% of the Predecessor Company's or the Company's 1995, 1996 or 1997 revenues directly or indirectly. Although the Company has long-standing relationships and long-term contracts with two customers, if such long-term contracts were not renewed at the end of their terms, 2000 and 1999, respectively, or if the Company otherwise lost any significant portion of its revenues from these customers, such loss could have a material adverse effect on the business and financial condition of the Company. The Company also has long-term contracts with certain other key customers and there can be no assurance that these contracts will be renewed at the end of their terms.

FOREIGN CURRENCY TRANSLATION AND EXCHANGE

The consolidated financial statements include the financial statements of foreign subsidiaries and affiliates translated in accordance with Statement of Financial Accounting

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

Standards ("SFAS") No. 52, "Foreign Currency Translation." Substantially all of the Company's and its Predecessor's transactions are denominated in U.S. dollars.

STOCK BASED COMPENSATION PLANS

SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION", allows for either the adoption of a fair value method for accounting for stock-based compensation plans or for the continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations with supplemental disclosures.

The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. The adoption of SFAS No. 123 does not impact the Company's results of operations, financial position or cash flows.

CASH AND CASH EQUIVALENTS

THE PREDECESSOR COMPANY -- The Predecessor Company's excess cash was either swept by CBI/ Praxair to fund or cover current advances or invested in short-term, highly liquid investments with maturities of three months or less. Such short-term investments were carried at cost, which approximates market, and are classified as cash and cash equivalents.

THE COMPANY -- The Company's excess cash is invested in short-term, highly liquid investments with maturities of three months or less. Such short-term investments are carried at cost, which approximates market, and are classified as cash and cash equivalents.

FINANCIAL INSTRUMENTS

The Company uses various methods and assumptions to estimate the fair value of each class of financial instrument. Due to their nature, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. The Company believes the historical carrying value of the Notes is reasonable since the Notes have been priced above par since issuance. The Company's other financial instruments are not significant.

INVENTORY

Inventory of oil products is valued at the lower of weighted average cost or estimated market value.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

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

INTANGIBLE ASSETS

Intangible assets of the Predecessor Company included goodwill, organizational costs and preoperating expenditures. The excess of cost over the fair value of tangible net assets acquired had been capitalized as goodwill and was being amortized on a straight-line basis over the periods of expected benefit, which do not exceed 40 years. Organizational costs and preoperating expenditures were amortized evenly over five-year periods. Amortization expense was $1,540 in 1995 and $956 for the period ended November 27, 1996.

OTHER NONCURRENT ASSETS

Other noncurrent assets consist primarily of deferred financing costs. The Company's costs related to establishing debt obligations are amortized ratably over the life of the underlying obligations. Amortization expense was $88 and $911 for the period from inception to December 31, 1996 and for the year ended December 31, 1997.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

ACCRUED EXPENSES

Accrued expenses as of December 31, 1996, consist primarily of purchase price adjustments related to the Acquisition, environmental reserves and interest in the amounts of $5,146, $1,500 and $1,521, respectively. Accrued expenses as of December 31, 1997 consist primarily of interest, environmental expenses and personnel-related expenses of $2,027, $1,500 and $997, respectively.

INCOME TAXES

The Company and the Predecessor Company determine their tax provisions and deferred tax balances in compliance with SFAS No. 109, "Accounting for Income Taxes." Under this approach, the provision for income taxes represents income taxes paid or payable for the current year adjusted for the change in deferred taxes during the year. Deferred income taxes reflect the net tax effects of temporary differences between the financial statement bases and the tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest income and non-operating items.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 130 -- "Reporting Comprehensive Income" and SFAS No. 131 -- "Disclosures about Segments of an Enterprise and Related Information" were issued by the Financial Accounting Standards Board ("FASB") in June 1997. These standards are effective for the Company's year-end December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for annual and interim disclosures related to business operating segments. The Company is in the process of determining the disclosure requirements to these standards. The adoption of these standards will have no impact on the consolidated financial position, results of operations or cash flow of the Company.

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

The allocation of the Merger Value to the assets and liabilities acquired, based on the estimated fair value assigned, was as follows:

Merger value                                                  $  210,000
Less-
   Debt acquired                                                  66,000
   Intercompany/advance accounts                                  44,000
   Off-balance sheet obligation                                   89,000
                                                              ----------
                                                              $   11,000
                                                              ==========
Allocation of merger value-

   Total current assets                                       $   17,000
   Property and equipment                                        111,000
   Other noncurrent assets                                         4,000
   Liabilities assumed                                          (121,000)
                                                              ----------
                                                              $   11,000
                                                              ==========

In addition, $10,000 of Praxair debt was pushed down to the Predecessor Company's books effective January 1, 1996. This debt was eliminated in connection with the Acquisition.

5.   ACQUISITION

As discussed in Note 1, on November 27, 1996, the Company acquired from Praxair all of the outstanding capital stock of the Predecessor Company. The Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price of $217,146 was allocated to the assets and liabilities of the Company based on their respective fair values as of the date of the Acquisition. No adjustments were made to the allocated fair values during 1997.

The allocation of the total purchase price to the assets and liabilities acquired was as follows:

Purchase Price-

   Cash paid                                                    $   174,146
   Stock issued                                                      43,000
   Commissions, fees and expenses                                    16,000
                                                                -----------
              Total purchase price                              $   233,146
                                                                ===========

Allocation of Purchase Price-

   Current assets                                               $    19,570
   Assets held for sale                                              20,000
   Property and equipment                                           202,907
   Other long-term assets                                             6,539
   Liabilities assumed                                              (15,870)
                                                                -----------
              Total purchase price                              $   233,146
                                                                ===========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

Summarized below are the unaudited results of operations of the Company on a pro forma basis assuming the Acquisition and related financing transactions had occurred on January 1, 1995 and 1996. These results include certain adjustments, primarily for amortization, depreciation, interest and other expenses related to the Acquisition. The pro forma results below exclude revenues and net losses from the assets held for sale, Statia Terminals Southwest, Inc. (the "Brownsville Terminal") and the M/V STATIA RESPONDER (formerly known as M/V MEGAN D. GAMBARELLA). These pro forma results are not necessarily indicative of what the results would have been had the transactions actually occurred on such dates.

                                      YEARS ENDED
                                     DECEMBER 31,
                               ------------------------
                                 1995            1996
                               --------        --------
Revenues                       $133,156        $153,768
Net income (loss)                 5,008          (3,548)

6.   HURRICANE INSURANCE CLAIMS

During the third and fourth quarters of 1995, the Predecessor Company's Caribbean location was adversely impacted by three hurricanes. Operations at the facility ceased for varying lengths of time from August 28, 1995 to October 3, 1995. Certain terminal assets sustained extensive damage and were repaired. A few marine items and shoreline installations were damaged or destroyed and replaced.

The Predecessor Company and the Company have certain property and liability insurance policies with various insurance carriers. The claims process related to the hurricane damages was settled in the third quarter of 1996 for $12,615. Through December 31, 1997, the Company expended $20,621 relating to hurricane repairs and betterments, of which $6,752 was capitalized as property and equipment.

7.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

                                                                    USEFUL LIFE
                                        1996              1997       IN YEARS
                                      -----------     -----------   -----------
Land                                  $     1,314     $     2,622       -
Land improvements                           8,134           6,633     5 - 20
Buildings and improvements                  2,360           2,178    20 - 40
Plant machinery and terminals             189,371         195,935     4 - 40
Field and office equipment                  2,931           1,677     3 - 15
                                      -----------     -----------
                                          204,110         209,045

Less- Accumulated depreciation                923         (10,516)
                                      -----------     -----------
         Property and equipment, net  $   203,187     $   198,529
                                      ===========     ===========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

8.   ASSETS HELD FOR SALE

Assets held for sale represent the value allocated in connection with purchase accounting (see Note 5) and represents management's current estimate of the proceeds from the anticipated sale of the Brownsville Terminal and the M/V STATIA RESPONDER (formerly known as M/V MEGAN D. GAMBARELLA), a marine vessel. The Company has estimated the proceeds of these sales will aggregate $20,000 although the actual proceeds of such sales may not equal such estimates. The estimated fair value of these assets have been reclassified from plant and equipment to assets held for sale. These assets are still in operation, and the revenues and costs associated with operating the assets are included in the accompanying financial statements.

Certain of the Parent's preferred stock agreements contain features which may require the Parent to cause the Company to issue a dividend or otherwise remit the net proceeds of these assets. Accordingly, $20,000 of the Company's common stockholders' equity has been classified outside the equity section as stockholders' equity subject to reduction.

9.   DEBT

The 11-3/4% First Mortgage Notes due 2003 were issued by the Company and one of its subsidiaries (the "Issuers") on November 27, 1996, in connection with the Acquisition and pay interest on May 15 and November 15 of each year. The Notes are redeemable, in whole or in part, at the option of the Issuers at any time on or after November 15, 2000, at the following redemption prices (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated:

    YEAR            OPTIONAL REDEMPTION PRICE
    ----            -------------------------
    2000                    105.875%
    2001                    102.938%
    2002                    100.000%

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

Notwithstanding the foregoing, at any time on or prior to November 15, 1999, the Issuers may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more Equity Offerings (as defined in the Indenture) at a redemption price equal to 111.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, provided that after giving effect to such redemption, at least 65% of the aggregate principal amount of the Notes remain outstanding.

The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of the Company other than Statia Terminals Canada, Incorporated, which is a co-obligor on the Notes (see
Note 18). The Notes are also subject to certain financial covenants as set forth in the Indenture, the most restrictive of which, include, but are not limited to: (i) a consolidated fixed charge ratio of 2:1, which, if met, will permit the Company to make additional borrowings above the Company's revolving credit facility discussed below, (ii) other limitations on indebtedness and (iii) restrictions on certain payments. In addition, the Notes place certain restrictions on the Company to pay dividends to its Parent, other than distributions from the proceeds of assets held for sale as discussed in Note 8 above and certain management fees as discussed in Note 14 below. Except with the occurrence of an event of default, subsidiaries of the Company have no restrictions upon transfers of funds in the form of dividends, loans or cash advances.

As of December 31, 1997, the Company had no principal payments maturing within the next four years under the Notes. Principal outstanding under the Notes is due in full on November 15, 2003.

The Company has a revolving credit facility (the "Credit Facility") which allows the Company to borrow up to $17,500 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of three eighths percent (0.375%) per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5% (9.0% at December 31, 1997). The Credit Facility constitutes senior indebtedness of the Company and is secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial covenants. The Credit Facility does not restrict the Company's subsidiaries from transferring funds to the Company in the form of dividends, loans, or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to the Company. The Credit Facility expires on November 27, 1999. At December 31, 1997, the Company has $8,058 available for borrowing under the Credit Facility as limited by the borrowing base computation and had no outstanding balance.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

Cash payments for interest to third parties were $4,494 and $4,455 for the year ended December 31, 1995 and the period ended November 27, 1996, respectively. Cash payments for interest for the period ended December 31, 1996 and the year ended December 31, 1997 were $0 and $15,334, respectively.

10.   LEASES

The Company and the Predecessor Company rent certain facilities, land and marine equipment under cancelable and noncancelable operating leases. Rent expense on operating leases was $13,760 in 1995, $13,854 for the period ended November 27, 1996, and $491 and $3,763 for the periods ended December 31, 1996 and the year ended December 31, 1997, respectively. Future rental commitments during the years ending 1998 through 2002 are $2,926, $2,647, $2,599, $2,600 and $2,635, respectively.

11.   SHAREHOLDERS' EQUITY

THE PREDECESSOR COMPANY

On January 10, 1996, Statia Terminals N.V. declared dividends of $25,000, payable on January 11, 1996, to shareholders of record on January 10, 1996. All dividends were paid to affiliates of CBI.

On October 22, 1993, and March 15, 1994, Statia Terminals Point Tupper, Inc. issued 14,689 shares and 10,311 shares, respectively, of first preferred stock to a Canadian affiliate of CBI in exchange for an aggregate contribution of Cdn $25,000 (U.S.$18,577). The first preferred stock is nonvoting, cumulative and redeemable at the option of either the issuer or the holder. The preferred dividends were accrued and were paid quarterly at a rate of .25% above the preferred shareholder's borrowing rate as established by the shareholder's lending institution. During 1995 and the period ended November 27, 1996, Statia Terminals Point Tupper, Inc. paid dividends of $1,424, and $792, respectively. First preferred shareholders had preference upon liquidation over all other classes of preferred shareholders as well as common shareholders. This preferred stock was retired in conjunction with the Acquisition.

THE COMPANY

The Company's equity structure consists of 30,000 shares authorized and 6,000 shares issued and outstanding of $1 par value common stock. All common stock is owned by the Parent.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

12.  INCOME TAXES

In Canada and the Netherlands Antilles, estimated current year taxes payable are paid monthly. Total cash payments for income taxes were $694 for the year ended December 31, 1995, $823 for the period ended November 27, 1996, $23 and $513 for the periods ended December 31, 1996 and the year ended December 31, 1997, respectively.

The sources of income (loss) before the provision for income taxes and preferred stock dividends are:

                  PREDECESSOR COMPANY                        THE COMPANY
            -------------------------------       --------------------------------
             PRE-PRAXAIR       POST-PRAXAIR
             ACQUISITION        ACQUISITION
            -------------------------------
                                JANUARY 1,         PERIOD FROM
                                   1996             INCEPTION
             YEAR ENDED          THROUGH             THROUGH           YEAR ENDED
            DECEMBER 31,       NOVEMBER 27,       DECEMBER 31,        DECEMBER 31,
                1995               1996               1996                1997
            ------------       ------------       ------------        ------------

U.S.          $ (1,387)          $     134           $ (298)           $ (1,823)
Non-U.S.         7,770              (1,395)             335              (1,276)
              --------           ---------           ------            --------
              $  6,383           $  (1,261)          $   37            $ (3,099)
              ========           =========           ======            ========

The provision for income taxes consisted of:

                                      PREDECESSOR COMPANY                        THE COMPANY
                                -------------------------------       --------------------------------
                                PRE-PRAXAIR       POST-PRAXAIR
                                ACQUISITION        ACQUISITION
                                -------------------------------
                                                    JANUARY 1,         PERIOD FROM        ------------
                                                      1996              INCEPTION
                                 YEAR ENDED          THROUGH             THROUGH           YEAR ENDED
                                DECEMBER 31,       NOVEMBER 27,       DECEMBER 31,        DECEMBER 31,
                                    1995               1996               1996                1997
                                ------------       ------------       ------------        ------------
U.S.                               $  818             $   215            $  -              $   (128)
State                                 (19)                (25)              -                   (42)
Non-U.S.                             (775)               (487)             (132)               (610)
                                   ------             --------           ------            --------
                                       24                (297)             (132)               (780)
                                   ------             -------            ------            --------
Deferred income taxes:
   U.S.                               (52)               (332)              -                  -
   Non-U.S.                          (362)                -                 -                  -
                                   ------             -------            ------            --------
                                     (414)               (332)              -                  -
                                   ------             -------            ------            --------
                                   $ (390)            $  (629)           $ (132)           $   (780)
                                   ======             =======            ======            ========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

The components of the deferred income tax provision above are:

                                 PREDECESSOR COMPANY
                           -------------------------------
                            PRE-PRAXAIR       POST-PRAXAIR
                            ACQUISITION        ACQUISITION
                           ------------       ------------
                                               JANUARY 1,
                                                 1996
                            YEAR ENDED          THROUGH
                           DECEMBER 31,       NOVEMBER 27,
                               1995               1996
                           ------------       ------------
Depreciation expense          $ (515)            $  (332)
Employee and retiree
   benefits                       58                 -
Other, net                        43                 -
                              ------             -------
                              $ (414)            $  (332)
                              ======             =======

A reconciliation of income taxes at the U.S. statutory rate of 35% to the Company's provision for income taxes follows:

                                          PREDECESSOR COMPANY                           THE COMPANY
                                     -------------------------------       --------------------------------

                                     PRE-PRAXAIR        POST-PRAXAIR
                                     ACQUISITION        ACQUISITION
                                     ------------       ------------
                                                         JANUARY 1,        PERIOD FROM
                                                            1996             INCEPTION
                                      YEAR ENDED          THROUGH             THROUGH           YEAR ENDED
                                     DECEMBER 31,       NOVEMBER 27,       DECEMBER 31,        DECEMBER 31,
                                         1995               1996               1996                1997
                                     ------------       ------------       ------------        ------------
Income (loss) before income
   taxes and preferred
   stock dividends                     $  6,383           $  (1,261)          $   37            $ (3,099)
                                       ========           =========           ======            ========

Tax provision at U.S.
   statutory rate                      $ (2,234)          $     440           $  (13)              1,085
State income taxes                          (19)               -                 -                   (14)
Non-U.S. tax rate
   differential and losses
   without tax benefit                    1,909              (1,069)            (119)             (1,723)
Other, net                                  (46)               -                 -                  (128)
                                       --------           ---------           ------            --------
         Provision for
           income taxes                $   (390)          $    (629)          $ (132)           $   (780)
                                       ========           =========           ======            ========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

The Company's effective tax rates for the periods ended November 27, 1996, December 31, 1996 and the year ended December 31, 1997, are the result of large corporation tax and minimum tax in Canada and the Netherlands Antilles, respectively, as discussed below, and losses incurred in certain subsidiaries for which no tax benefit has been recognized.

The principal temporary differences included in deferred income taxes reported on the balance sheets is:

                                          PREDECESSOR COMPANY                        THE COMPANY
                                    -------------------------------       ---------------------------------
                                      PRE-PRAXAIR       POST-PRAXAIR
                                      ACQUISITION        ACQUISITION
                                    -------------      ------------
                                                         JANUARY 1,        PERIOD FROM
                                                           1996              INCEPTION
                                      YEAR ENDED          THROUGH             THROUGH           YEAR ENDED
                                    DECEMBER 31,       NOVEMBER 27,       DECEMBER 31,        DECEMBER 31,
                                         1995               1996               1996                1997
                                    -------------      ------------       -------------       -------------

Depreciation expense                    $ 1,508           $  1,169            $  1,169          $  1,552
Acquisition of partnership
   shares and other activity               (660)              (653)               -                 -
Employee and retiree
   benefits                                 (44)               (44)               -                 -
Net operating loss-and ITC Credit
   carryforwards                          8,521              3,435               5,685             5,663
Valuation allowance                      (8,521)            (3,435)             (6,825)           (7,215)
Other, net                                  (22)               (29)                (29)             -
                                        -------           --------            --------          --------
                                        $   782           $    443            $   -             $   -
                                        =======           ========            ========          ========

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

The Company's Canadian subsidiaries are subject to large corporation tax based on 0.225% of the subsidiaries' total equity and have incurred certain costs which are accounted for differently for financial reporting and Canadian taxation purposes.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)



Timing differences in the recognition of expenses occur primarily as a result of differing provisions for depreciating property and equipment and amortization of goodwill, deferred financing costs, organizational costs and preoperating expenditures. Certain expenditures are not deductible for taxation purposes. In addition, Canadian subsidiaries of the Company have incurred taxable loss carryforwards which will be available for utilization over a seven-year period to offset future taxable income. Net operating loss carryforwards available to offset future Canadian taxable income were $7,967, $7,482 and $6,792 as of December 31, 1995, 1996 and 1997, respectively, and expire in varying amounts after seven year periods through 2004. The Company has generated approximately $6.3 million and $6.2 million of investment tax credits ("ITC") as of December 31, 1997 and 1996, that may be carried forward through 2007.

On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement (the "Agreement") retroactive to January 1, 1989, and concluding on December 31, 2000. The Agreement requires the Company and the Predecessor Company to pay a 2% rate on taxable income, or a minimum payment of 500,000 Netherlands Antilles guilders (U.S. $281). The Agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the Agreement to the extent that the minimum annual payment is greater than 2% of taxable income. At December 31, 1996 and 1997, the amounts available to offset future tax liability under the Agreement were approximately $1,308 and $1,412, respectively.

Certain of the Company's Netherlands Antilles subsidiaries are not part of the Agreement and, accordingly, pay Netherlands Antilles federal income tax at an effective tax rate of up to 45%. Approximately $89 and $67 of profit tax is included in the Netherlands Antilles tax provision for the period ended December 31, 1996 and the year ended December 31, 1997, respectively.

The Company's net deferred tax asset in the amount of $7,215 primarily relates to depreciation and net operating loss and ITC carryforwards. For all years presented, the Company has provided a valuation allowance against this tax asset, as management believes it is not likely the net deferred tax asset will be utilized in the future.

13.  EMPLOYEE STOCK OPTIONS

During 1997, the shareholders of the Parent approved the 1997 Stock Option Plan (the "Plan") which allows up to 7,235.294 shares of common stock of the Parent to be delivered pursuant to incentive stock option award agreements or nonqualified stock option award

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)


agreements. During 1997, 2,895 shares of common stock of the Parent were granted to certain employees of the Company at an exercise price of $.10, which equals the fair market value of the Parent's common stock.

The award agreement specifies that after two years of employment since the date of grant and after each of the following three years, 25% of the option shall become exercisable unless a Liquidation Event occurs (as defined in the award agreement) at which time the option shall become fully exercisable. The option shall terminate upon termination of employment, except in the event of death, permanent disability or Company termination other than for substantial cause. Each option shall expire ten years after the date of grant.

The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted to employees and directors. Accordingly, no compensation costs have been recognized related to such grants.

The fair value of each option granted is estimated on the date of grant using the minimum value method using the following assumptions: Risk-free interest rate - 6.30%, dividend yield - 0%, and expected life of the option - 7 years. The minimum value method does not utilize volatility in the calculation of fair value. The effect of this calculation resulted in an immaterial compensation charge on a pro forma basis; accordingly, net income using; the intrinsic method equals net income using the fair value method.

14.   RELATED-PARTY TRANSACTIONS

THE PREDECESSOR COMPANY

Prior to November 27, 1996, the Company engaged in various related-party transactions with Praxair, CBI and their affiliates. Amounts due to or due from these affiliates were settled in conjunction with the Acquisition.

Praxair and CBI directly and indirectly allocated certain corporate administrative services to the Predecessor Company including certain legal services, risk management, tax services and return preparation, employee benefit administration, cash management and other services. During 1995, and the period ended November 27, 1996, $1,592 and $138, respectively, was paid for these direct and indirect administrative services. All intercompany balances owed to Praxair, CBI and their affiliates were fully paid in connection with the Acquisition.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)


THE COMPANY

The Parent entered into a ten-year management agreement with Castle Harlan, Inc. subject to certain conditions, to pay an annual management fee of $1,350 plus out of pocket expenses, for investment banking, advisory and strategic planning services. Castle Harlan, Inc. may receive additional amounts related to the disposition of certain assets or capital stock of subsidiaries of the Company.

Subsequent to December 31, 1996, the Company declared a dividend to the Parent in the amount of $1,350 to cover the management fee for the period from November 27, 1996, to November 27, 1997. Payment of future dividends by the Company is subject to and restricted by the Notes (see Note 9). In the event of the sale of the Brownsville facility, the Company, in certain circumstances, may be required to redeem the Series D Preferred Stock with the net proceeds thereof. In the event the net proceeds from the sale of the Brownsville facility and the M/V STATIA RESPONDER (formerly known as M/V MEGAN D. GAMBARELLA) exceeds a specified threshold, Castle Harlan, Inc. may be entitled to a payment of up to $1 million. The indenture permits the sale of the Brownsville facility and permits a restricted payment from Statia to the Company equal to the net proceeds from such sale.

15.   COMMITMENT AND CONTINGENCIES

In connection with the Acquisition, studies were undertaken by and for Praxair to identify potential environmental, health, and safety matters. Certain matters involving potential environmental costs were identified at the Canadian facility. Praxair has agreed to pay for certain of these costs currently estimated at approximately $3,100 representing certain investigations, remediation, compliance and capital costs of which $1,739 was paid by the Company through February 1998 pending reimbursement from Praxair. To the extent that certain of these matters exceed this estimate, Praxair has agreed to reimburse the Company for these future expenditures. Additionally, the Company has identified additional environmental costs at the Canadian and Netherland Antilles facilities of up to $1,500 ($5 of which has been expended through February 1998). These costs represent preemptive capital improvements designed to mitigate or prevent future environmental exposures and improve the overall safety of the Company's facilities. The Company believes that these environmental costs, subject to the foregoing reimbursements, will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

Global Petroleum Corp. ("Global") brought an action against the Company in December of 1993 in the Supreme Court of Nova Scotia seeking the release of certain petroleum products owned by Global that the Company was holding to secure the payment of certain invoices. Global secured the release of the products by posting a $2.0 million bond. Global claims damages of $1.2 million for breach of contract and the Company counterclaimed for breach of contract and payment of the approximately $2.0 million of unpaid invoices for product storage and other services. In April 1996, Global, Scotia Synfuels Limited and their related companies brought suit against CBI and the Company in the Supreme Court of Nova Scotia alleging damages in the amount of $100 million resulting from misrepresentation, fraud and breach of fiduciary duty associated with the reactiviation of the Point Tupper facility and the sale of their shares in Point Tupper Terminals Company, a predecessor to Statis Canada, to an affiliate of the Company and CBI.

In May 1994, the U.S. Department of Justice brought an action in the U.S. District Court for the District of The Virgin Islands against STI and STNV for $3.6 million of pollution clean-up costs in connection with the discharge of oil into the territorial waters of the U.S. Virgin Islands and Puerto Rico by a barge (which was not owned or leased by the Company or any of its affiliates) that had been loaded at St. Eustatius. The Company is presently disputing the U.S. District Court's jurisdiction over STNV.

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

16.  RETIREMENT PLANS

THE PREDECESSOR COMPANY

For United States citizens, the Predecessor Company participated in a defined benefit plan, certain contributory plans, an employee stock ownership plan and other plans sponsored by CBI/Praxair. The Predecessor Company paid CBI its proportionate share of the contributions to these plans amounting to $396 in 1995 and $246 for the period ended November 27, 1996. As a result of the Acquisition, the Company's participation in these plans ceased. In addition, for certain foreign nationals residing in the Netherlands Antilles, the Predecessor Company sponsored a government guaranteed pension plan.

THE COMPANY

The Company maintains an employee savings plan in accordance with Section 401(k) of the Internal Revenue Code. This plan covers all of the Company's full-time U.S. employees and allows employees to contribute up to the lesser of 15% of eligible compensation or $9,500 for the 1997 calendar year. The Company currently matches at a 50% rate up to 8% of an employee's base salary, and the employer may contribute, on a discretionary basis, up to 1% of an employee's base salary per quarter. Amounts charged to expense for matching and discretionary contributions for the year ended December 31, 1997 was $114,767 and $186,007, respectively. In addition, for certain foreign nationals residing in the Netherland Antilles, the Company sponsors a government guaranteed pension plan.

17.   VALUATION AND QUALIFYING ACCOUNTS

The table below summarizes the activity in the accounts receivable valuation account for the periods indicated below:

                                 BALANCE,        CHARGES         DEDUCTIONS,        BALANCE,
                                BEGINNING          TO            WRITE-OFFS,         END OF
                                OF PERIOD        EXPENSE        NET AND OTHER        PERIOD
                                ---------        -------        -------------       --------
Trade Accounts Receivable-
   For the period ended
     November 27, 1996            $  645         $  406          $   (273)           $   778
   For the period ended
     December 31, 1996               778              1               (10)               769
   For the year ended
     December 31, 1997               769             11                50                830

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)


18.   CONDENSED COMBINING FINANCIAL STATEMENTS BY JURISDICTION

The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of the Company, other than Statia Terminals Canada, Incorporated, which is a co-obligor on the Notes. Each of the subsidiary guarantors are wholly owned. The Company has several inactive nonguaranteeing subsidiaries which are inconsequential, individually and in the aggregate, and which have no assets, liabilities or operations and are in process of being dissolved by the Company. [The following condensed combining financial data illustrates the composition of the Company's subsidiary guarantors and as applicable, Statia Terminals International N.V. (unconsolidated), combined by jurisdiction as the enforceability of the guarantees may be affected differently under the laws of the foreign and domestic jurisdictions.] Separate financial statements of the subsidiaries, other than Statia Terminals Canada, Incorporated and Statia Terminals N.V., are not presented because management of the Company has determined that they are not material to investors (Statis Terminals Canada, Incorporated and Statia Terminals N.V., should be read in conjunction with the condensed combining financial statements by jurisdiction).

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997

                        CONDENSED COMBINING BALANCE SHEET
                                DECEMBER 31, 1996

                             (DOLLARS IN THOUSANDS)

                                                           STATIA CANADA
                                         STATIA TERMINALS    (INCLUDES                                RECLASSIFICATIONS
                                        INTERNATIONAL N.V. ALL CANADIAN    NETHERLANDS                       AND       CONSOLIDATED
                          ASSETS         (UNCONSOLIDATED)    ENTITIES)       ANTILLES    UNITED STATES   ELIMINATIONS       TOTAL
                          ------        ----------------- ---------------  -----------   ------------- ----------------- ----------
CURRENT ASSETS:
   Cash and cash equivalents                  $ 7,065        $     854       $  1,345       $   -         $    -          $   9,264
   Accounts receivable, net                        54            1,502         13,242           917            (454)         15,261
   Inventory                                     -               1,157          3,812           -              -              4,969
   Other current assets                          -                  67             27           942            -              1,036
   Assets held for sale                          -                -            10,000        10,000            -             20,000
   Receivable from (to) affiliates            (11,020)           1,598         13,939        (4,517)           -               -
                                              -------        ---------       --------       -------       ---------       ------
           Total current assets                (3,901)           5,178         42,365         7,342            (454)         50,530

PROPERTY AND EQUIPMENT, net                      -              29,036        173,707           444            -            203,187

INVESTMENT IN SUBSIDIARIES                    103,040             -             5,265           213        (108,518)           -

OTHER NONCURRENT ASSETS                          -               1,367          5,038            33            -              6,438
                                              -------        ---------       --------       -------       ---------       ---------

           Total assets                       $99,139        $  35,581       $226,375       $ 8,032       $(108,972)      $ 260,155
                                              =======        =========       ========       =======       =========       =========

           LIABILITIES AND
           STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and
     accrued liabilities                      $   734        $   5,617       $ 15,523       $ 5,330       $    (454)      $  26,750

LONG-TERM DEBT, net of
  current maturities                             -              28,060        106,940           -              -            135,000
                                              -------        ---------       --------       -------       ---------       ---------
           Total liabilities                      734           33,677        122,463         5,330            (454)        161,750
                                              -------        ---------       --------       -------       ---------       ---------
STOCKHOLDERS' EQUITY SUBJECT
  TO REDUCTION                                 20,000             -             -               -              -             20,000
                                              -------        ---------       --------       -------       ---------       ---------

STOCKHOLDERS' EQUITY:
   Common stock                                     6             -                 6         3,000          (3,006)              6
   Additional paid-in capital                  78,494            2,266        103,291           -          (105,557)         78,494
   Retained earnings (deficit)                    (95)            (362)           615          (298)             45             (95)
                                              -------        ---------       --------       -------       ---------       ---------
           Total stockholders'
             equity                            78,405            1,904        103,912         2,702        (108,518)         78,405
                                              -------        ---------       --------       -------       ---------       ---------

           Total liabilities and
             stockholders' equity             $99,139        $  35,581       $226,375       $ 8,032       $(108,972)      $ 260,155
                                              =======        =========       ========       =======       =========       =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997

                        CONDENSED COMBINING BALANCE SHEET
                                DECEMBER 31, 1997

                             (DOLLARS IN THOUSANDS)

                                                                                         Guaranteeing Subsidiaries
                                                                    ---------------------------------------------------------------
                                                                    Statia Terminals                       Netherlands
                                                                      Canada, Inc.          Statia           Antilles
                                                Statia Terminals        (Includes          Terminals         Other Than
                                               International N.V.     All Canadian           N.V.             Statia       United
                        ASSETS                  (Unconsolidated)        Entities)        Consolidated     Terminals N.V.   States
                        ------                 -----------------    ----------------    -------------     --------------   ------
CURRENT ASSETS:

   Cash and cash equivalents                         $     1             $  1,241         $   4,593         $      21     $    227
   Accounts receivable, net                             -                   1,961            10,148                 1          329
   Inventory                                            -                     533               714             -               -
   Other current assets                                 -                      57                78                 1          133
   Assets held for sale                                 -                    -               10,000             -           10,000
                                                     -------             --------         ---------         ---------     --------
           Total current assets                            1                3,792            25,533                23       10,689

PROPERTY AND EQUIPMENT, net                             -                  28,651           168,788             1,215         (125)

INVESTMENT IN SUBSIDIARIES                            67,296                 -                -               181,609          205

OTHER NONCURRENT ASSETS                                 -                   1,174             4,321                 1          165
                                                     -------             --------         ---------         ---------     --------

           Total assets                              $67,297             $ 33,617         $ 198,642         $ 182,848     $ 10,934
                                                     =======             ========         =========         =========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

   Accounts payable and accrued liabilities          $   172             $  3,121         $  11,731         $      70     $  2,250
   Payable to (receivable from) affiliates           (24,701)                 288            17,133              (664)       8,002
                                                     -------             --------         ---------         ---------     --------
           Total current liabilities                 (24,529)               3,409            28,864              (594)      10,252

LONG-TERM DEBT, net of current maturities               -                  28,060           106,940             -               -
                                                     -------             --------         ---------         ---------     --------

           Total liabilities                         (24,529)              31,469           135,804              (594)      10,252
                                                     -------             --------         ---------         ---------     --------

EQUITY SUBJECT TO REDUCTION                           20,000                 -                -                 -               -
                                                     -------             --------         ---------         ---------     --------

STOCKHOLDERS' EQUITY:

   Common stock                                            6                 -               19,395                12            1
   Additional paid-in capital                         78,494                2,266            56,847           184,880        3,000
   Retained earnings (deficit)                        (6,674)                (118)          (13,404)           (1,450)      (2,319)
                                                     -------             --------         ---------         ---------     --------
           Total stockholders' equity                 71,826                2,148            62,838           183,442          682
                                                     -------             --------         ---------         ---------     --------

           Total liabilities and
             stockholders' equity                    $67,297             $ 33,617         $ 198,642         $ 182,848     $ 10,934
                                                     =======             ========         =========         =========     ========



                                                Reclassifications
                                                       and           Consolidated
                        ASSETS                    Eliminations          Total
                        ------                  -----------------    ------------
CURRENT ASSETS:

   Cash and cash equivalents                        $   -             $   6,083
   Accounts receivable, net                             -                12,439
   Inventory                                            -                 1,247
   Other current assets                                 -                   269
   Assets held for sale                                 -                20,000
                                                                      ---------
           Total current assets                         -                40,038

PROPERTY AND EQUIPMENT, net                             -               198,529

INVESTMENT IN SUBSIDIARIES                           (249,110)             -

OTHER NONCURRENT ASSETS                                 -                 5,661
                                                    ---------         ---------

           Total assets                             $(249,110)        $ 244,228
                                                    =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

   Accounts payable and accrued liabilities         $   -             $  17,344
   Payable to (receivable from) affiliates              -                    58
                                                    ---------         ---------
           Total current liabilities                    -                17,402

LONG-TERM DEBT, net of current maturities               -               135,000
                                                    ---------         ---------

           Total liabilities                            -               152,402
                                                    ---------         ---------

EQUITY SUBJECT TO REDUCTION                             -                20,000
                                                    ---------         ---------

STOCKHOLDERS' EQUITY:

   Common stock                                       (19,408)                6
   Additional paid-in capital                        (246,993)           78,494
   Retained earnings (deficit)                         17,291            (6,674)
                                                    ---------         ---------
           Total stockholders' equity                (249,110)           71,826
                                                    ---------         ---------

           Total liabilities and
             stockholders' equity                   $(249,110)        $ 244,228
                                                    =========         =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

                      CONDENSED COMBINING INCOME STATEMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                           RECLASSIFICATIONS
                                                            NETHERLANDS                           AND             CONSOLIDATED
                                                   CANADA     ANTILLES       UNITED STATES   ELIMINATIONS            TOTAL
                                                 --------   ----------          --------        --------          ----------

REVENUES                                         $ 11,143   $  121,899          $  8,641        $ (6,142)         $  135,541

COST OF SERVICES AND PRODUCTS SOLD                  9,370      105,109             3,003            -                117,482
                                                 --------   ----------          --------        --------          ----------

           Gross profit                             1,773       16,790             5,638          (6,142)             18,059

ADMINISTRATIVE EXPENSES                             2,382        3,753             6,907          (6,142)              6,900
                                                 --------   ----------          --------        --------          ----------

           Income (loss) from operations             (609)      13,037            (1,269)           -                 11,159

INTEREST EXPENSE                                    4,548          (70)              -              -                  4,478

OTHER INCOME (EXPENSE)                                197         (477)              (18)           -                   (298)
                                                 --------   ----------          --------        --------          ----------

           Income (loss) before provision
             for income taxes                      (4,960)      12,630            (1,287)           -                  6,383

PROVISION FOR INCOME TAXES                            155          292               (57)           -                    390
                                                 --------   ----------          --------        --------          ----------

           Net income (loss)                       (5,115)      12,338            (1,230)           -                  5,993

PREFERRED STOCK DIVIDENDS                           1,424         -                  -              -                  1,424
                                                 --------   ----------          --------        --------          ----------

           Net income (loss) available to
              common stockholders                $ (6,539)  $   12,338          $ (1,230)       $   -             $    4,569
                                                 ========   ==========          ========        ========          ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

                     CONDENSED COMBINING INCOME STATEMENT
               FOR THE PERIOD JANUARY 1, 1996 TO NOVEMBER 27, 1996

                                                                                                 RECLASSIFICATIONS
                                                                  NETHERLANDS                           AND           CONSOLIDATED
                                                    CANADA          ANTILLES    UNITED STATES      ELIMINATIONS          TOTAL
                                                  --------        ----------    -------------    -----------------    ------------
REVENUES                                          $ 11,831        $  126,209       $  8,220           $ (5,262)       $  140,998

COST OF SERVICES AND PRODUCTS SOLD                  10,131           116,992          2,840               (465)          129,498
                                                  --------        ----------       --------           --------        ----------

           Gross profit                              1,700             9,217          5,380             (4,797)           11,500

ADMINISTRATIVE EXPENSES                              2,489             4,425          6,134             (4,797)            8,251
                                                  --------        ----------       --------           --------        ----------

           Income (loss) from operations              (789)            4,792           (754)              -                3,249

INTEREST EXPENSE                                     3,667               520            -                 -                4,187

OTHER INCOME (EXPENSE)                                (408)              106            (21)              -                 (323)
                                                  --------        ----------       --------           --------        ----------

           Income (loss) before
             provision for income taxes             (4,864)            4,378           (775)              -               (1,261)

PROVISION FOR INCOME TAXES                             332               156            141               -                  629
                                                  --------        ----------       --------           --------        ----------

           Net income (loss)                        (5,196)            4,222           (916)              -               (1,890)

PREFERRED STOCK DIVIDENDS                              792              -               -                 -                  792
                                                  --------        ----------       --------           --------        ----------

           Net income (loss) available to
              common stockholders                 $ (5,988)       $    4,222       $   (916)          $   -           $   (2,682)
                                                  ========        ==========       ========           ========        ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

                      CONDENSED COMBINING INCOME STATEMENT
              FOR THE PERIOD NOVEMBER 27, 1996 TO DECEMBER 31, 1996

                                                                         STATIA CANADA
                                                 STATIA TERMINALS          (INCLUDES
                                                INTERNATIONAL N.V.       ALL CANADIAN        NETHERLANDS
                                                 (UNCONSOLIDATED)          ENTITIES)           ANTILLES       UNITED STATES
                                                ------------------       --------------      -----------      -------------
REVENUES                                              $  -                 $   1,631           $ 13,194          $  840

COST OF SERVICES AND PRODUCTS SOLD                        50                   1,519             11,037             454
                                                      ------               ---------           --------          ------

           Gross profit                                  (50)                    112              2,157             386

ADMINISTRATIVE EXPENSES                                  -                       146                240             686
                                                      ------               ---------           --------          ------

           Income (loss) from operations                 (50)                    (34)             1,917            (300)

INTEREST EXPENSE                                         -                       318              1,207             -

OTHER INCOME (EXPENSE)                                   -                         8                 19               2
                                                      ------               ---------           --------          ------
           Income (loss) before provision
              for income taxes                           (50)                   (344)               729            (298)

PROVISION FOR INCOME TAXES                               -                        18                114             -
                                                      ------               ---------           --------          ------

           Net income (loss)                             (50)                   (362)               615            (298)

PREFERRED STOCK DIVIDENDS                                 45                   -                   -                -
                                                      ------               ---------           --------          ------

           Net income (loss) available to
             common stockholders                     $  (95)              $    (362)          $    615          $ (298)
                                                      ======               =========           ========          ======
                                                   RECLASSIFICATIONS
                                                          AND             CONSOLIDATED
                                                     ELIMINATIONS            TOTAL
                                                    ----------------      ------------
REVENUES                                                 $ (709)          $  14,956

COST OF SERVICES AND PRODUCTS SOLD                          (50)             13,010
                                                         -------          ---------

           Gross profit                                    (659)              1,946

ADMINISTRATIVE EXPENSES                                    (659)                413
                                                         ------           ---------

           Income (loss) from operations                    -                 1,533

INTEREST EXPENSE                                            -                 1,525

OTHER INCOME (EXPENSE)                                      -                    29
                                                         ------           ---------

           Income (loss) before provision
              for income taxes

PROVISION FOR INCOME TAXES                                  -                   132
                                                         ------           ---------

           Net income (loss)                                -                   (95)

PREFERRED STOCK DIVIDENDS                                  (45)                -
                                                         ------           ------

           Net income (loss) available to
             common stockholders                        $   45           $     (95)
                                                         ======           =========

             STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

                      CONDENSED COMBINING INCOME STATEMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                       Guaranteeing Subsidiaries
                                                                    -------------------------------------------------------------
                                                                    Statia Terminals                   Netherlands
                                                                      Canada, Inc.                       Antilles
                                                Statia Terminals        (Includes       Statia          Other Than
                                               International N.V.     All Canadian     Terminals         Statia          United
                                                (Unconsolidated)        Entities           N.V.       Terminals N.V.      States
                                               -----------------    ----------------   ----------     --------------      -------

REVENUES                                             $  12,147           $  18,892       $ 122,624       $12,635         $  8,523

COST OF SERVICES AND PRODUCTS SOLD                       -                  13,070         108,540           566            4,440
                                                     ---------           ---------       ---------       -------         --------

           Gross profit                                 12,147               5,822          14,084        12,069            4,083

ADMINISTRATIVE EXPENSES                                    278               2,054           3,273             2            6,068
                                                     ---------           ---------       ---------       -------         --------

           Income (loss) from operations                11,869               3,768          10,811        12,067           (1,985)

INTEREST EXPENSE                                         -                   3,316          12,636           -                 11

OTHER (INCOME) EXPENSE                                     (49)                (39)           (365)          -               (173)
                                                     ---------           ---------       ---------       -------         --------
           Income (loss) before provision
              for income taxes                          11,918                 491          (1,460)       12,067           (1,823)

PROVISION FOR INCOME TAXES                                  55                 246             281            11              187
                                                     ---------           ---------       ---------       -------         --------

           Net income (loss)                            11,863                 245          (1,741)       12,056           (2,010)

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                                  (15,742)              -               -            (1,494)              (9)
                                                     ---------           ---------       ---------       -------         --------

           Net income (loss) available to
              common stockholders                    $  (3,879)          $     245       $  (1,741)      $10,562         $ (2,019)
                                                     =========           =========       =========       =======         ========


                                              Reclassifications
                                                     And           Consolidated
                                                Eliminations          Total
                                              -----------------    ------------

REVENUES                                           $(32,322)        $  142,499

COST OF SERVICES AND PRODUCTS SOLD                   (2,703)           123,913
                                                   --------         ----------

           Gross profit                             (29,619)            18,586

ADMINISTRATIVE EXPENSES                              (5,327)             6,348
                                                   --------         ----------

           Income (loss) from operations            (24,292)            12,238

INTEREST EXPENSE                                        -               15,963

OTHER (INCOME) EXPENSE                                  -                 (626)
                                                   --------         ----------
           Income (loss) before provision
              for income taxes                      (24,292)            (3,099)

PROVISION FOR INCOME TAXES                              -                  780
                                                   --------         ----------

           Net income (loss)                        (24,292)            (3,879)

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                                17,245               -
                                                   --------         ----------

           Net income (loss) available to
              common stockholders                  $ (7,047)        $   (3,879)
                                                   ========         ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                                    Reclassifications

                                                                  Netherlands                              And         Consolidated
                                                    Canada          Antilles       United States      Eliminations        Total
                                                    ------        -----------      -------------    -----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
              Net cash provided by operating
                activities                         $      3        $  10,883         $     590         $     -         $   11,476
                                                   --------        ---------         ---------         ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment        -                -                  230               -                230
   Purchases of property and equipment               (9,667)         (24,422)           (3,049)              -            (37,138)
   Investment in subsidiaries                          -                -              (10,000)            10,000            -
                                                   --------        ---------         ---------         ----------      ----------
              Net cash provided by (used in)
                investing activities                 (9,667)         (24,422)          (12,819)            10,000         (36,908)
                                                   --------        ---------         ---------         ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in advances from affiliates                   -           13,745            12,153                  -          25,898
   Sale of common stock                              10,000             -                 -               (10,000)           -
   Bank borrowings                                    1,950             -                  (18)              -              1,932
   Dividends paid to affiliates                      (1,424)            -                   71               -             (1,353)
                                                   --------        ---------         ---------         ----------      ----------
              Net cash provided by (used in)
                financing activities                 10,526           13,745            12,206            (10,000)         26,477
                                                   --------        ---------         ---------         ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        862              206               (23)              -              1,045

CASH AND CASH EQUIVALENTS, beginning balance            345               95               (16)              -                424
                                                   --------        ---------         ---------         ----------      ----------

CASH AND CASH EQUIVALENTS, ending balance          $  1,207        $     301         $     (39)        $     -         $    1,469
                                                   ========        =========         =========         ==========      ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM JANUARY 1, 1996 TO NOVEMBER 27, 1996


                                                                                                  Reclassifications
                                                                      Netherlands                         And       Consolidated
                                                           Canada       Antilles  United States      Eliminations      Total
                                                           ------     ----------- -------------   ----------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

              Net cash provided by (used in)
                operating activities                     $  (7,625)   $   16,111     $   (728)          $  1,350    $    9,108
                                                         ---------    ----------     --------           --------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of property, plant and equipment        -              111            -               -              111
   Purchases of property, plant and equipment                 (819)      (11,819)      (1,425)              (427)      (14,490)
   Buyout of First Salute Leasing L.P. assets                 -          (88,511)           -               -          (88,511)
                                                         ---------    ----------     --------           --------    ----------
              Net cash used in investing activities           (819)     (100,219)      (1,425)              (427)     (102,890)
                                                         ---------    ----------     --------           --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Sale of common and preferred stock                         -              181            1               (182)         -
   Retirement of preferred stock                           (25,196)         -            -                  6,619      (18,577)
   Increase (decrease) in advances from CBI                 99,823       108,695        2,609             (7,360)      203,767
   Bank borrowings                                          66,000          -            -                  -           66,000
   Repayments of bank borrowings                          (132,400)         -            -                  -         (132,400)
   Dividends paid to affiliates                               (792)      (25,000)        -                  -          (25,792)
                                                         ---------    ----------     --------           --------    ----------
              Net cash provided by (used in)
                financing activities                         7,435        83,876        2,610               (923)       92,998
                                                         ---------    ----------     --------           --------    ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,009)         (232)         457               -             (784)

CASH AND CASH EQUIVALENTS, beginning balance                 1,207          301           (39)              -            1,469
                                                         ---------    ---------      --------           --------    ----------

CASH AND CASH EQUIVALENTS, ending balance                $     198    $       69     $    418           $   -       $      685
                                                         =========    ==========     ========           ========    ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
              FOR THE PERIOD NOVEMBER 27, 1996 TO DECEMBER 31, 1996

                                                                                    STATIA CANADA
                                                            STATIA TERMINALS          (INCLUDES
                                                            INTERNATIONAL N.V.       ALL CANADIAN        NETHERLANDS
                                                             (UNCONSOLIDATED)         ENTITIES)            ANTILLES   UNITED STATES
                                                            ------------------     ---------------       -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net cash provided by (used in)

           operating activities                                $      (149)           $    2,078           $    674      $   (378)
                                                               ------------           ----------           --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                              -                       (306)              (882)          (15)
   Acquisition of Statia operations                               (143,233)              (27,655)             -            (3,073)
   Transaction costs                                                (7,582)               (1,990)             -              -
   Accrued transaction costs and purchase price                      5,142                 2,488              -                73
                                                               -----------            ----------           --------      --------
         Net cash used in investing activities                    (145,673)              (27,463)              (882)       (3,015)
                                                               -----------            -----------          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of 11-3/4% First Mortgage Notes                        106,940                28,060              -              -
   Debt costs paid                                                  (5,093)               (1,335)             -              -
   Issuance of common stock                                         55,500                  -                 -              -
   Advance from (to) affiliates                                     (4,460)                 (486)             1,553         3,393
                                                               -----------            ----------           --------      --------
         Net cash provided by financing activities                 152,887                26,239              1,553         3,393
                                                               -----------        --------------           --------  ------------

INCREASE IN CASH AND

   CASH EQUIVALENTS                                                  7,065                   854              1,345          -

CASH AND CASH EQUIVALENTS,
   beginning balance                                                -                       -                 -              -
                                                               -----------            ----------           --------      --------

CASH AND CASH EQUIVALENTS,
   ending balance                                              $     7,065            $      854           $  1,345      $   -
                                                               ===========            ==========           ========      ========



                                                             RECLASSIFICATIONS
                                                                     AND             CONSOLIDATED
                                                                ELIMINATIONS            TOTAL
                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net cash provided by (used in)

           operating activities                                     $ -              $    2,225
                                                                    -----            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                -                  (1,203)
   Acquisition of Statia operations                                   -                (173,961)
   Transaction costs                                                  -                  (9,572)
   Accrued transaction costs and purchase price                       -                   7,703
                                                                    -----            ----------
         Net cash used in investing activities                        -                (177,033)
                                                                    -----            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of 11-3/4% first mortgage notes                           -                 135,000
   Debt costs paid                                                    -                  (6,428)
   Issuance of common stock                                           -                  55,500
   Advance from (to) affiliates                                       -                   -
                                                                    -----            ------
         Net cash provided by financing activities                    -                 184,072
                                                                    -----            ----------

INCREASE IN CASH AND

   CASH EQUIVALENTS                                                   -                   9,264

CASH AND CASH EQUIVALENTS,
   beginning balance                                                  -                   -
                                                                    -----            ------

CASH AND CASH EQUIVALENTS,
   ending balance                                                   $ -              $     9,264
                                                                    =====            ===========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                        Guaranteeing Subsidiaries
                                                                     ------------------------------------------------------------
                                                                     Statia Terminals                   Netherlands
                                                                       Canada, Inc.                       Antilles
                                                 Statia Terminals        (Includes         Statia        Other Than
                                                International N.V.     All Canadian      Terminals         Statia          United
                                                 (Unconsolidated)        Entities)          N.V.       Terminals N.V.      States
                                                ------------------   ----------------    ---------     --------------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                             $ (20,106)          $ 2,232         $  30,851       $ 10,633         $  913
                                                      ---------           -------         ---------       --------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                     -                    -              -                -              212
   Purchase of property and equipment                     -                  (954)           (3,654)           -             (834)
   Equity investment                                     15,742               -               -              1,494              9
   Accrued transaction costs and purchase price           -                (2,488)           (5,142)           -              (73)
                                                      ---------           -------         ---------       --------         ------
           Net cash provided by (used in)                15,742            (3,442)           (8,796)         1,494           (686)
              investing activities
                                                     ---------           -------         ---------       --------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from (to) affiliates                          -                 1,597            (6,619)           -              -
   Dividends paid                                        (2,700)               -            (12,147)       (12,147)           -
                                                      ---------           -------         ---------       --------         ------
           Net cash provided by (used in)
              financing activities                       (2,700)            1,597           (18,766)       (12,147)           -
                                                      ---------           -------         ---------       --------         ------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      (7,064)              387             3,289            (20)           227

CASH AND CASH EQUIVALENTS,
   beginning balance                                      7,065               854             1,304             41              -
                                                      ---------           -------         ---------       --------         ------

CASH AND CASH EQUIVALENTS,
   ending balance                                     $       1           $ 1,241         $   4,593       $     21         $  227
                                                      =========           =======         =========       ========         ======



                                                  -----------------    ------------


                                                  Reclassifications
                                                         And           Consolidated
                                                    Eliminations          Total
                                                  -----------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                              $(12,071)         $12,452
                                                       --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                      (100)             112
   Purchase of property and equipment                       100           (5,342)
   Equity investment                                    (17,245)             -
   Accrued transaction costs and purchase price            -              (7,703)
                                                       --------          -------
           Net cash provided by (used in)               (17,245)         (12,933)
              investing activities
                                                      --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from (to) affiliates                          5,022              -
   Dividends paid                                        24,294           (2,700)
                                                       --------          -------
           Net cash provided by (used in)
              financing activities                       29,316           (2,700)
                                                       --------          -------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                        -              (3,181)

CASH AND CASH EQUIVALENTS,
   beginning balance                                       -               9,264
                                                       --------          -------

CASH AND CASH EQUIVALENTS,
   ending balance                                      $   -             $ 6,083
                                                       ========          =======


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Statia Terminals N.V. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Statia Terminals N.V. (a Netherlands Antilles corporation) and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income (loss) and retained earnings (deficit) and cash flows for the period from Inception through December 31, 1996 and for the year ended December 31, 1997. We have also audited the related consolidated statements of income and retained earnings (deficit) and cash flows for the year ended December 31, 1995 and from January 1, 1996 through November 27, 1996, of Statia Terminals N.V. ("Old Statia Terminals N.V." or the "Predecessor Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statia Terminals N.V. as of December 31, 1996 and 1997, and the results of its operations and its cash flows and for the period from Inception through December 31, 1996 and for the year ended December 31, 1997 and the results of the Predecessor's operations and its cash flows for the year ended December 31, 1995 and from January 1, 1996 through November 27, 1996, in conformity with generally accepted accounting principles.

West Palm Beach, Florida,
   February 20, 1998.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1996             1997
                                                              ----------       ----------
                       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                  $    1,304       $    4,593
   Accounts receivable- trade, less allowance for doubtful
     accounts of $386 in 1996 and $506 in 1997                    10,876            9,104
   Other receivables                                               2,421            1,044
   Inventory                                                       3,812              714
   Prepaid expenses                                                   26               78
   Assets held for sale                                           10,000           10,000
                                                              ----------       ----------
              Total current assets                                28,439           25,533

PROPERTY AND EQUIPMENT, net                                      172,316          168,788

OTHER NONCURRENT ASSETS, net                                       5,038            4,321
                                                              ----------       ----------
              Total assets                                    $  205,793       $  198,642
                                                              ==========       ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                           $    5,453       $    6,293
   Accrued expenses                                               10,055            5,438
   Payable to affiliates                                           6,619           17,133
                                                              ----------    -------------
              Total current liabilities                           22,127           28,864

LONG-TERM DEBT                                                   106,940          106,940
                                                              ----------       ----------
              Total liabilities                                  129,067          135,804
                                                              ----------       ----------
STOCKHOLDERS' EQUITY SUBJECT TO REDUCTION                         10,000           10,000
                                                              ----------       ----------
STOCKHOLDERS' EQUITY:
   Common stock                                                   19,395           19,395
   Additional paid-in capital                                     46,847           46,847
   Retained earnings (deficit)                                       484          (13,404)
                                                              ----------       ----------
              Total stockholders' equity                          66,726           52,838
                                                              ----------       ----------
              Total liabilities and stockholders' equity      $  205,793       $  198,642
                                                              ==========       ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)

                             (DOLLARS IN THOUSANDS)

  THE FINANCIAL STATEMENTS OF THE COMPANY AND THE PREDECESSOR COMPANY ARE NOT
                  COMPARABLE IN CERTAIN RESPECTS (SEE NOTE 1).

                                                        PREDECESSOR COMPANY                              THE COMPANY
                                             ----------------------------------------      ----------------------------------------
                                                PRE-PRAXAIR           POST-PRAXAIR
                                                ACQUISITION            ACQUISITION
                                             -----------------      -----------------         PERIOD FROM
                                                                     JANUARY 1, 1996           INCEPTION
                                                YEAR ENDED               THROUGH                THROUGH              YEAR ENDED
                                             DECEMBER 31, 1995      NOVEMBER 27, 1996      DECEMBER 31, 1996      DECEMBER 31, 1997
                                             -----------------      -----------------      -----------------      -----------------
REVENUES                                        $  121,160              $ 125,978              $  12,936             $  122,624

COST OF SERVICES AND PRODUCTS SOLD                 104,643                116,640                 10,964                108,540
                                                ----------              ---------              ---------             ----------
      Gross profit                                  16,517                  9,338                  1,972                 14,084

ADMINISTRATIVE EXPENSES                              3,536                  4,346                    257                  3,273
                                                ----------              ---------              ---------             ----------
      Income from operations                        12,981                  4,992                  1,715                 10,811

INTEREST EXPENSE                                       (70)                   520                  1,205                 12,636

OTHER INCOME (EXPENSE)                                (477)                   106                   -                       365
                                                ----------              ---------              ---------             ----------
      Income (loss) before provision for
          income taxes                              12,574                  4,578                    510                 (1,460)

PROVISION FOR INCOME TAXES                             281                    257                     26                    281
                                                ----------              ---------              ---------             ----------
      Net income (loss) available to common
          stockholders                              12,293                  4,321                    484                 (1,741)
                                                ----------              ---------              ---------             ----------
RETAINED EARNINGS, beginning of period              34,254                   -                      -                       484

COMMON STOCK DIVIDENDS                                -                    25,000                   -                   (12,147)
                                                ----------              ---------              ---------             ----------
RETAINED EARNINGS (DEFICIT), end of period      $   46,547              $ (20,679)             $     484             $  (13,404)
                                                ==========              =========              =========             ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

  THE FINANCIAL STATEMENTS OF THE COMPANY AND THE PREDECESSOR COMPANY ARE NOT
                  COMPARABLE IN CERTAIN RESPECTS (SEE NOTE 1).

                                                                 PREDECESSOR COMPANY                        THE COMPANY
                                                         ------------------------------------   ------------------------------------
                                                            PRE-PRAXAIR        POST-PRAXAIR
                                                            ACQUISITION        ACQUISITION
                                                         ------------------------------------      PERIOD FROM
                                                                             JANUARY 1, 1996        INCEPTION
                                                            YEAR ENDED           THROUGH             THROUGH           YEAR ENDED
                                                         DECEMBER 31, 1995  NOVEMBER 27, 1996   DECEMBER 31, 1996  DECEMBER 31, 1997
                                                         -----------------  -----------------   -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $   12,293          $     4,321        $      484          $    (1,741)
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Depreciation and amortization expense                     7,827                7,870               724                7,904
       Provision for bad debts                                     128                  100               -                    -
       (Gain) loss on disposition of property                        6                  (80)              -                    -
       (Increase) decrease in accounts receivable -
          trade                                                 (4,181)                (375)           (1,355)               1,771
       (Increase) decrease in other receivables                 (3,857)               3,670            (1,260)               1,376
       (Increase) decrease in inventory                            648               (3,731)            1,230                3,098
       (Increase) decrease in prepaid expense                      (60)                  32                 8                  (51)
       Decrease in other noncurrent assets                      (1,875)               -                  -                      (2)
       Increase (decrease) in accounts payable                     147                3,049            (1,181)                 841
       Increase (decrease) in accrued expenses                    (303)                 224             1,029                  559
       Increase (decrease) in payable to affiliates                  -                    -                 -               17,096
                                                            ----------          -----------        ----------          -----------
              Net cash provided by (used in) operating
                activities                                      10,773               15,080              (321)              30,851
                                                            ----------          -----------        ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash from sale of property and equipment                      -                      111              -                  -
   Purchase of property and equipment                          (24,422)             (12,163)             (882)              (3,654)
   Buyout of First Salute Leasing, L.P. assets                   -                  (88,511)             -                  -
   Acquisition of the Company, net of $185 cash acquired         -                    -              (163,233)              -
   Transaction costs                                             -                    -                (7,582)              -
   Accrued transaction costs and purchase price                  -                    -                 5,142               (5,142)
                                                            ----------          -----------        ----------          -----------
              Net cash used in investing activities            (24,422)            (100,563)         (166,555)              (8,796)
                                                            ----------          -----------        ----------          -----------

                                   (CONTINUED)

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                             (DOLLARS IN THOUSANDS)

  THE FINANCIAL STATEMENTS OF THE COMPANY AND THE PREDECESSOR COMPANY ARE NOT
                  COMPARABLE IN CERTAIN RESPECTS (SEE NOTE 1).

                                                                  PREDECESSOR COMPANY                       THE COMPANY
                                                          ------------------------------------  ------------------------------------
                                                             PRE-PRAXAIR        POST-PRAXAIR
                                                             ACQUISITION        ACQUISITION
                                                          -----------------  -----------------     PERIOD FROM
                                                                              JANUARY 1, 1996       INCEPTION
                                                             YEAR ENDED           THROUGH            THROUGH           YEAR ENDED
                                                          DECEMBER 31, 1995  NOVEMBER 27, 1996  DECEMBER 31, 1996  DECEMBER 31, 1997
                                                          -----------------  -----------------  -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock and preferred stock                  $    -              $       1         $   55,500          $    -
   Increase (decrease) in advances from CBI affiliates            -                110,364              -                   -
   Dividends paid to affiliates                                   -                (25,000)             -                 (12,147)
   Issuance of 11-3/4% first mortgage notes                       -                   -               106,940               -
   Debt costs paid                                                -                   -                (5,093)              -
   Advances from (to) affiliate                                   -                   -                10,833              (6,619)
   Increase in payable to CBI affiliates                         13,745               -                 -                   -
                                                             ----------          ---------         ----------          ----------
              Net cash provided by (used in) financing
                 activities                                      13,745             85,365            168,180             (18,766)
                                                             ----------          ---------         ----------          ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     96               (118)             1,304               3,289

CASH AND CASH EQUIVALENTS, balance at beginning                      89                185              -                   1,304
                                                             ----------          ---------         ----------          ----------
CASH AND CASH EQUIVALENTS, balance at end                    $      185          $      67         $    1,304          $    4,593
                                                             ==========          =========         ==========          ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

1.   BASIS OF PRESENTATION

The consolidated balance sheets as of December 31, 1996 and 1997, and the consolidated statements of income and retained earnings and cash flows for the period ended December 31, 1997 and for the period from Inception through December 31, 1996, include the accounts of Statia Terminals N.V. and its wholly owned subsidiaries (the "Company"). The consolidated statements of income (deficit) and retained earnings and cash flows from January 1, 1996, through November 27, 1996 ("the period ended November 27, 1996"), and for the year ended December 31, 1995, include the accounts of Statia Terminals N.V. and its wholly owned subsidiaries ("Old Statia Terminals N.V." or the "Predecessor Company").

THE PREDECESSOR COMPANY

The Predecessor Company's financial statements include the following primary entities, all incorporated in the Netherlands Antilles: Statia Terminals N.V. and its wholly owned subsidiaries, Statia Laboratory Services N.V., Statia Tugs N.V. and Statia Shipping N.V. Statia Tugs N.V. and Statia Shipping N.V. are dormant. Significant intercompany balances and transactions have been eliminated.

Prior to January 12, 1996, the Predecessor Company was a wholly owned subsidiary of CBI Industries, Inc. ("CBI"). On January 12, 1996, pursuant to the Merger Agreement dated December 22, 1995 (the "Merger"), CBI became a wholly owned subsidiary of Praxair Inc. ("Praxair"). This Merger transaction was reflected in the Predecessor Company's combined financial statements as a purchase effective January 1, 1996 (see Note 4). Accordingly, the historical financial information provided herein, for periods prior to January 1, 1996, ("Pre-Praxair Acquisition") will not be comparable to subsequent Predecessor Company financial information or financial information of the Company.

THE COMPANY

The Company is an indirect wholly owned subsidiary of Statia Terminals International N.V. (the "Parent"), incorporated in the Netherlands Antilles. The Company includes Statia Laboratory Services N.V., Statia Tugs N.V. and Statia Shipping N.V., all of which are dormant. Significant intercompany balances and transactions have been eliminated.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

On November 27, 1996 ("Inception"), the Parent acquired from Praxair all of the outstanding capital stock of the Predecessor Company and certain of its subsidiaries and affiliates (the "Acquisition"). The Parent is a newly organized company formed by Castle Harlan Partners II, L.P., a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank, members of management and others. The adjusted purchase price paid to Praxair for the capital stock described above was $174,921. The Acquisition was paid, in part, by funds received by the Company from the issuance of $135,000 of 11-3/4% First Mortgage Notes (the "Notes") described in Note 9 and from the sale of the Company's stock. The Acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to the assets and liabilities of the Company based on their fair values as of the date of the Acquisition.

The Acquisition and the related application of purchase accounting (Note 5) resulted in changes to the capital structure of the Predecessor Company and the historical cost basis of various assets and liabilities. The effect of such changes significantly impairs comparability of the financial position and results of operations of the Company and the Predecessor Company between periods. Accordingly, the historical information provided herein for the period ended November 27, 1996 will not be comparable to other periods in the accompanying financial statements.

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

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)


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

SIGNIFICANT CUSTOMERS

The Predecessor Company's revenues from a state-owned oil producer and a refiner constituted approximately 7.1% of the Company's total 1995 revenues; approximately 8.8% of total revenues for the period from January 1, 1996 through November 27, 1996, approximately 9.3% of the Company's total revenues for the period November 27, 1996 to December 31, 1996 ("period ended December 31, 1996"); and 13.5% for the year ended December 31, 1997. In addition, approximately 9.9% of the Predecessor's revenues for the period ended November 27, 1996, 6.4% of the Company's revenues for the period ended December 31, 1996 and 4.9% for the year ended December 31, 1997, were derived from parties unaffiliated with such state-owned oil producer, but were generated by the movement of such products through the terminals. Revenues from an owner and operator of vessels which received bunkers at the Company's facilities accounted for 9.5% of the Company's 1997 total revenues. No other customer accounted for more than 5% of the Predecessor or the Company's 1995, 1996 or 1997 revenues directly or indirectly. Although the Company has a long-standing relationship and long-term contracts with one customer, if such long-term contracts were not renewed at the end of their terms, 2000 and 1999, respectively, or if the Company otherwise lost any significant portion of its revenues from this customer, such loss could have a material adverse effect on the business and financial condition of the Company. The Company also has long-term contracts with certain other key customers and there can be no assurance that these contracts will be renewed at the end of their terms.

FOREIGN CURRENCY TRANSLATION AND EXCHANGE

The consolidated financial statements include the financial statements of foreign subsidiaries and affiliates translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Substantially all of the Company's transactions are denominated in U.S. dollars.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)


CASH AND CASH EQUIVALENTS

THE PREDECESSOR COMPANY --The Predecessor's excess cash was either swept by CBI/ Praxair to fund or cover current advances or invested in short-term, highly liquid investments with maturities of three months or less. Such short-term investments were carried at cost, which approximates market, and are classified as cash and cash equivalents.

THE COMPANY --The Company's excess cash is invested in short-term, highly liquid investments with maturities of three months or less. Such short-term investments are carried at cost, which approximates market, and are classified as cash and cash equivalents.

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

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)


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

OTHER NONCURRENT ASSETS

Other noncurrent assets consist primarily of deferred financing costs. The Predecessor Company's and the Company's costs related to establishing debt obligations are amortized ratably over the life of the underlying obligations. Amortization expenses were $343, $67 and $720 for the period ended November 27, 1996, and for the periods ended December 31, 1996 and the year ended December 31, 1997, respectively.

ACCRUED EXPENSES

Accrued expenses as of December 31, 1996, consist primarily of purchase price adjustments related to the Acquisition and accrued interest in the amount of $4,408 and $1,205, respectively. Accrued expenses as of December 31, 1997 consist primarily of accrued interest and personnel-related expenses in the amount of $1,606 and $997, respectively.

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

On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a 12-year Free Zone Agreement (the "Agreement") retroactive to January 1, 1989, and concluding December 31, 2000. The Agreement requires the Company to pay a 2% rate on taxable income instead of profit tax, or a minimum annual payment of 500,000 Netherlands

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)


Antilles guilders (U.S. $281). The Agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the Agreement to the extent that the minimum annual payment is greater than 2% of taxable income. At December 31, 1996 and 1997, the amounts available to offset future tax liability under the Agreement were approximately $1,308 and $1,412, respectively. The Company has not recognized this amount on its balance sheet because such benefit may never be realized.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 130 - "Reporting Comprehensive Income" and SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" were issued by the Financial Accounting Standards Board ("FASB") in June 1997. These standards are effective for the Company's year-end December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for annual and interim disclosure related to business operating segments. The Company is in the process of determining the disclosure requirements to these standards. The adoption of these standards will have no impact on the consolidated financial position, results of operations or cash flow of the Company.

4.   PRAXAIR PURCHASE ACCOUNTING

As discussed in Note 1, prior to January 12, 1996, the Predecessor Company was a wholly owned subsidiary of CBI. On January 12, 1996, pursuant to the Merger Agreement dated December 22, 1995, CBI became a wholly owned subsidiary of Praxair. This Merger transaction was reflected in the Predecessor Company's combined financial statements as a purchase effective January 1, 1996. The fair value assigned to the Predecessor Company as of the Merger date was $179 million, excluding bank borrowings, Praxair and CBI intercompany and advance accounts and the buyout of certain off-balance-sheet financing ("Merger Value").

The allocation of the Merger Value to the assets and liabilities acquired, based on the estimated fair value assigned, is as follows:

Merger value                                                  $  179,000
Less-
   Intercompany/advance accounts                                 (13,000)
   Off-balance sheet obligation                                  (89,000)
                                                              ----------
                                                              $   77,000
                                                              ==========
Allocation of merger value-
   Total current assets                                       $   15,000
   Property and equipment                                         79,000
   Other noncurrent assets                                         2,000
   Liabilities assumed                                           (19,000)
                                                              ----------
                                                              $   77,000
                                                              ==========

In addition, $10,000 of Praxair debt was pushed down to the Predecessor's books effective January 1, 1996. This debt was eliminated in connection with the Acquisition.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)


5.   ACQUISITION

As discussed in Note 1, on November 27, 1996, the Company acquired from Praxair all of the outstanding capital stock of the Predecessor Company. The Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price of $174,921 has been allocated to the assets and liabilities of the Company based on their respective fair values as of the date of the Acquisition. No adjustments were made to the allocated fair values during 1997.

The allocation of the total purchase price to the assets and liabilities acquired is as follows:

Purchase Price-
   Common stock and assets                                      $   174,921
   Commissions, fees and expenses                                    12,673
                                                                -----------
           Total purchase price                                 $   187,594
                                                                ===========
Allocation of Purchase Price-
   Current assets                                               $    15,825
   Assets held for sale                                              10,000
   Property and equipment                                           169,839
   Other long-term assets                                             5,091
   Liabilities assumed                                              (13,161)
                                                                -----------
           Total purchase price                                 $   187,594
                                                                ===========

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

The Predecessor Company has certain property and liability insurance policies with various insurance carriers. The claims process related to the hurricane damages was settled in the third quarter of 1996 for $12,615. Through December 31, 1997, the Company expended $20,621 relating to hurricane repairs and betterments, of which $6,752 was capitalized as property and equipment.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)


7.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                               DECEMBER 31,
                                        -------------------------    USEFUL LIFE
                                           1996          1997          IN YEARS
                                        -----------    ----------    -----------
Land                                    $       396    $      396         -
Land improvements                             7,350         7,368       5 - 20
Buildings and improvements                      719         1,332      20 - 40
Plant machinery and terminals               164,316       167,151       4 - 40
Field and office equipment                      188           378       3 - 15
                                        -----------    ----------
                                            172,969       176,625
Less- Accumulated depreciation                  653         7,837
                                        -----------    ----------
         Property and equipment, net    $   172,316    $  168,788
                                        ===========    ==========

During the first quarter of 1995, the Predecessor Company completed the construction of, and began leasing and operating a 5.0 million barrel crude oil terminal with a single point mooring system. In connection with the Acquisition, Praxair terminated this off-balance sheet financing arrangement and paid in full all obligations related to this lease.

8.   ASSETS HELD FOR SALE

Assets held for sale represent management's estimate of the proceeds from the anticipated sale of the M/V STATIA RESPONDER (formerly known as M/V MEGAN D. GAMBARELLA), a marine vessel. The Company has estimated the proceeds of this sale will aggregate $10 million although the actual proceeds of such sales may not equal such estimates. The estimated fair value of this asset has been reclassified from property and equipment to assets held for sale. This asset is still in operation, and the revenues and costs associated with operating the asset are included in the accompanying financial statements.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)


Certain of the Parent's preferred stock agreements contain features which may require the Parent to cause the Company to dividend or otherwise remit the proceeds of this asset. Accordingly, $10,000 of the Company's common stockholders' equity has been classified outside the equity section as stockholders' equity subject to reduction.

9.   DEBT

The 11-3/4% First Mortgage Notes due 2003 were issued by the Parent and one of its subsidiaries (the "Issuers") on November 27, 1996, in connection with the Acquisition and pay interest on May 15 and November 15 of each year. The Notes are redeemable, in whole or in part, at the option of the Issuers at any time on or after November 15, 2000, at the following redemption prices (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated:

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

The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries and affiliates of the Parent other than Statia Terminals Canada, Incorporated, which is a co-obligor on the Notes. The Notes are also subject to certain financial covenants as set forth in the Indenture, the most restrictive of which include, but are not limited to the following: (i) a consolidated fixed charge ratio of 2:1, which, if met,

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)


will permit the Company to make additional borrowings over and above the Company's revolving credit facility discussed below, (ii) other limitations on indebtedness and (iii) restrictions on certain payments. In addition, the Notes place certain restrictions on its Parent to pay dividends other than distributions from the proceeds of assets held for sale as discussed in Note 8 above and in other circumstances as defined in the Indenture. Except with the occurrence of an event of default, subsidiaries of the Company have no restrictions upon transfers of funds in the form of dividends, loans or cash advances.

As of December 31, 1997, the Company had no principal payments maturing within the next five years under the Notes. Principal outstanding under the Notes is due in full on November 15, 2003.

The Company has a revolving credit facility (the "Credit Facility") which allows the Company to borrow up to $12,500 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of three eighths percent (0.375%) per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5% (9.0% at December 31, 1997). The Credit Facility constitutes senior indebtedness of the Company and is secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial covenants. The Credit Facility does not restrict the Company's subsidiaries from transferring funds to its Parent in the form of dividends, loans, or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to its Parent. The Credit Facility expires on November 27, 1999. At December 31, 1997, the Company has $7,599 available for borrowing under the Credit Facility as limited by the borrowing base computation and had no outstanding balance.

The Company had no cash payments for interest for the period ended December 31, 1996, and paid $12,147 for interest for the year ended December 31, 1997.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)


10.   SHAREHOLDERS' EQUITY

THE PREDECESSOR COMPANY

On January 10, 1996, Statia Terminals N.V. declared dividends of $25,000, payable on January 11, 1996, to shareholders of record on January 10, 1996. All dividends were paid to affiliates of CBI.

THE COMPANY

The Company's equity structure consists of 19,395,001 shares authorized, issued and outstanding of $1 par value common stock. All common stock is owned by the Parent.

11.   RELATED-PARTY TRANSACTIONS

THE PREDECESSOR COMPANY

Prior to November 27, 1996, the Predecessor Company engaged in various related-party transactions with Praxair, CBI and their affiliates. Amounts due to or due from this affiliate was settled in conjunction with the Acquisition.

Statia Terminals, Inc. directly and indirectly allocated certain corporate, operating and administrative services to the Predecessor Company, including certain legal services, risk management, tax advice and return preparation, employee benefit administration, cash management and other services, some of which are ultimately provided by CBI. During 1995 and the period ended November 27, 1996, $3,536 and $2,831, respectively, was paid to Statia Terminals, Inc. for these direct and indirect administrative services.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)


THE COMPANY

As a wholly owned subsidiary, the Company engages in various related-party transactions with its Parent and the Company's subsidiaries and affiliates. The unpaid portion of these transactions is included in the intercompany balance. All intercompany balances owed to Praxair or its affiliates were settled as a result of the Acquisition.

The Parent and its subsidiaries directly and indirectly allocate certain corporate, operating and administrative services to the Company, including certain legal services, risk management, tax services and return preparation, employee benefit administration, cash management and other services. For the period ended December 31, 1996 and 1997, $1,805 and $3,273, respectively, was paid for these direct and indirect services.

12.   COMMITMENT AND CONTINGENCIES

In May 1994, the U.S. Department of Justice brought an action in the U.S. District Court for the District of The Virgin Islands against STI and STNV for $3.6 million of pollution clean-up costs in connection with the discharge of oil into the territorial waters of the U.S. Virgin Islands and Puerto Rico by a barge (which was not owned or leased by the Company or any of its affiliates) that had been loaded at St. Eustatius. The Company is presently disputing the U.S. District Court's jurisdiction over STNV.

The Company believes the allegations made in this proceeding is without merit; therefore, the Company intends to vigorously contest this claim. In connection with the CHPII Acquisition, Praxair agreed to indemnify the Company against damages relating to the foregoing proceeding. While no estimate can reasonably be made of any ultimate liability at this time, the Company believes the final outcome of this proceeding will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

13.  LEASES

The Company and the Predecessor Company lease marine equipment under cancelable and noncancelable operating leases. Minimum future rentals on operating leases for the next five years are as follows:

Year ending December 31,
   1998                                 $   1,686
   1999                                     2,117
   2000                                     2,152
   2001                                     2,195
   2002                                     2,239
                                        ---------
                                        $  10,389
                                        =========

Rent expense on operating leases amounted to approximately $4,405 for the year ended December 31, 1995, $3,551, $363 and $3,763 for the periods ended November 27, 1996, December 31, 1996 and the year ended December 31, 1997, respectively.

14.  RETIREMENT PLAN

The Company sponsors a government guaranteed pension plan for certain foreign nationals residing in the Netherlands Antilles.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Statia Terminals Canada, Incorporated and Subsidiary:

We have audited the accompanying consolidated balance sheets of Statia Terminals Canada, Incorporated (a Nova Scotia, Canada corporation) and Subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of income
(loss) and retained earnings (deficit) and cash flows for the period from Inception through December 31, 1996 and for the year ended December 31, 1997. We have also audited the related consolidated statements of income (loss) and retained earnings and cash flows for the year ended December 31, 1995 and from January 1, 1996 through November 27, 1996, of Statia Terminals Point Tupper, Inc. and affiliate (the "Predecessor Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statia Terminals Canada, Incorporated and Subsidiary as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the period from Inception through December 31, 1996, and for the year ended December 31, 1997, and the results of the Predecessor's operations and its cash flows for the year ended December 31, 1995 and from January 1, 1996 through November 27, 1996, in conformity with generally accepted accounting principles.

West Palm Beach, Florida,
   February 20, 1998.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                                          ---------------------
                                                             1996        1997
                                                          ---------   ---------
                            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                              $     854   $   1,241
   Accounts receivable-
     Trade, less allowance for doubtful accounts of
       $94 in 1996 and $62 in 1997                              873         872
     Other                                                      629       1,089
   Inventory, net                                             1,157         533
   Prepaid expenses                                              67          57
   Receivable from affiliates                                 1,598       -
                                                          ---------   ---------
              Total current assets                            5,178       3,792

PROPERTY AND EQUIPMENT, net                                  29,036      28,651

OTHER NONCURRENT ASSETS, net                                  1,367       1,174
                                                          ---------   ---------
              Total assets                                $  35,581   $  33,617
                                                          =========   =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                       $     688   $     778
   Accrued expenses                                           4,929       2,343
   Payable to affiliates                                      -             288
                                                          ---------   ---------
              Total current liabilities                       5,617       3,409

LONG-TERM DEBT                                               28,060      28,060
                                                          ---------   ---------
              Total liabilities                              33,677      31,469
                                                          ---------   ---------
STOCKHOLDERS' EQUITY:
   Common stock                                               -           -
   Additional paid-in capital                                 2,266       2,266
   Accumulated deficit                                         (362)       (118)
              Total stockholders' equity                      1,904       2,148
                                                          ---------   ---------
              Total liabilities and stockholders' equity  $  35,581   $  33,617
                                                          =========   =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

        CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND ACCUMULATED DEFICIT

                             (DOLLARS IN THOUSANDS)

  THE FINANCIAL STATEMENTS OF THE COMPANY AND THE PREDECESSOR COMPANY ARE NOT
                  COMPARABLE IN CERTAIN RESPECTS (SEE NOTE 1).

                                                              PREDECESSOR COMPANY                       THE COMPANY
                                                      ------------------------------------  ------------------------------------
                                                         PRE-PRAXAIR       POST-PRAXAIR
                                                         ACQUISITION        ACQUISITION
                                                      -----------------  -----------------     PERIOD FROM
                                                                          JANUARY 1, 1996       INCEPTION
                                                         YEAR ENDED           THROUGH            THROUGH          YEAR ENDED
                                                      DECEMBER 31, 1995  NOVEMBER 27, 1996  DECEMBER 31, 1996  DECEMBER 31, 1997
                                                      -----------------  -----------------  -----------------  -----------------
REVENUES                                                 $   11,143          $  11,831          $ 1,631            $  18,892

COST OF SERVICES AND PRODUCTS SOLD                            9,370             10,131            1,519               13,070
                                                         ----------          ---------          -------            ---------
              Gross profit                                    1,773              1,700              112                5,822

ADMINISTRATIVE EXPENSES                                       2,382              2,489              146                2,054
                                                         ----------          ---------          -------            ---------
              Income (loss) from operations                    (609)              (789)             (34)               3,768

INTEREST EXPENSE                                              4,548              3,667              318                3,316

OTHER INCOME (EXPENSE)                                          197               (408)               8                   39
                                                         ----------          ---------          -------            ---------
              Income (loss) before provision for income
                 taxes                                       (4,960)            (4,864)            (344)                 491

PROVISION FOR INCOME TAXES                                      155                332               18                  247
                                                         ----------          ---------          -------            ---------
              Income (loss) before preferred stock
                 dividends                                   (5,115)            (5,196)            (362)                 244

PREFERRED STOCK DIVIDENDS                                     1,424                792              -                  -
                                                         ----------          ---------          -------            ---------
              Net income (loss) to common stockholders       (6,539)            (5,988)            (362)                 244

ACCUMULATED DEFICIT, beginning of period                     (3,489)              -                 -                   (362)
                                                         ----------          ---------          -------            ---------
ACCUMULATED DEFICIT, end of period                       $  (10,028)         $  (5,988)         $  (362)           $    (118)
                                                         ==========          =========          =======            =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

  THE FINANCIAL STATEMENTS OF THE COMPANY AND THE PREDECESSOR COMPANY ARE NOT
                  COMPARABLE IN CERTAIN RESPECTS (SEE NOTE 1).

                                                                   PREDECESSOR COMPANY                      THE COMPANY
                                                          ------------------------------------  ------------------------------------
                                                             PRE-PRAXAIR        POST-PRAXAIR
                                                             ACQUISITION        ACQUISITION
                                                          -----------------  -----------------     PERIOD FROM
                                                                              JANUARY 1, 1996       INCEPTION
                                                             YEAR ENDED           THROUGH            THROUGH           YEAR ENDED
                                                          DECEMBER 31, 1995  NOVEMBER 27, 1996  DECEMBER 31, 1996  DECEMBER 31, 1997
                                                          -----------------  -----------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                         $  (5,115)          $  (5,196)        $     (362)          $     244
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities-
       Depreciation, amortization and non-cash charges           3,328               1,743                189               1,533
       Provision for bad debts                                      34                  52               -                  -
       (Increase) decrease in accounts receivable - trade          516                (824)               947               -
       (Increase) decrease in other receivables                    689                (512)              (629)               (459)
       (Increase) decrease in inventory                           (550)             (1,302)               721                 624
       (Increase) decrease in prepaid expense                      (45)                (31)                26                  10
       (Increase) decrease in intangible and other
          noncurrent assets                                          9                 (74)              -                      1
       Increase (decrease) in accounts payable                    (277)               (199)               189                  90
       Increase (decrease) in accrued expenses                     477                (578)               997                 (99)
       Increase (decrease) in payable to affiliates                937                (704)              -                    288
                                                             ---------           ---------         ----------           ---------
              Net cash provided by (used in) operating
                 activities                                          3              (7,625)             2,078               2,232
                                                             ---------           ----------        ----------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                           (9,667)               (819)              (306)               (954)
   Acquisition of the Company                                    -                    -               (27,655)              -
   Transaction costs                                             -                    -                (1,990)              -
   Accrued transaction costs and purchase price                  -                    -                 2,488              (2,488)
                                                             ---------           ---------         ----------           ---------
              Net cash used in investing activities             (9,667)               (819)           (27,463)             (3,442)
                                                             ---------           ---------         ----------           ---------

                                   (CONTINUED)

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                             (DOLLARS IN THOUSANDS)

  THE FINANCIAL STATEMENTS OF THE COMPANY AND THE PREDECESSOR COMPANY ARE NOT
                  COMPARABLE IN CERTAIN RESPECTS (SEE NOTE 1).

                                                              PREDECESSOR COMPANY                      THE COMPANY
                                                     ------------------------------------  ------------------------------------
                                                        PRE-PRAXAIR        POST-PRAXAIR
                                                        ACQUISITION        ACQUISITION
                                                     -----------------  -----------------     PERIOD FROM
                                                                         JANUARY 1, 1996       INCEPTION
                                                        YEAR ENDED           THROUGH            THROUGH           YEAR ENDED
                                                     DECEMBER 31, 1995  NOVEMBER 27, 1996  DECEMBER 31, 1996  DECEMBER 31, 1997
                                                     -----------------  -----------------  -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in advances from affiliates       $   -              $   99,823          $   (486)          $   1,597
   Sale of common stock                                     10,000                -                 -                  -
   Redemption of preferred stock                             -                 (25,196)             -                  -
   Bank borrowings                                           1,950              66,000              -                  -
   Repayment of bank borrowings                              -                (132,400)             -                  -
   Dividends paid to affiliates                             (1,424)               (792)             -                  -
   Issuance of 11-3/4% first mortgage notes                  -                    -               28,060               -
   Debt costs paid                                           -                    -               (1,335)              -
                                                         ---------          ----------          --------           ---------
              Net cash provided by financing
                 activities                                 10,526               7,435            26,239               1,597
                                                         ---------          ----------          --------           ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               862              (1,009)              854                 387

CASH AND CASH EQUIVALENTS, balance at beginning                345               1,207              -                    854
                                                         ---------          ----------          --------           ---------
CASH AND CASH EQUIVALENTS, balance at end                $   1,207          $      198          $    854           $   1,241
                                                         =========          ==========          ========           =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

1.   BASIS OF PRESENTATION

The consolidated balance sheets as of December 31, 1996 and 1997, and the consolidated statements of income and accumulated deficit and cash flows for the year ended December 31, 1997 and for the period from Inception through December 31, 1996, include the accounts of Statia Terminals Canada, Incorporated and its Subsidiary (the "Company"). The consolidated statements of income and retained earnings and cash flows from January 1, 1996 through November 27, 1996 (the "period ended November 27, 1996"), and for the year ended December 31, 1995, include the accounts of Statia Terminals Point Tupper, Inc. and affiliates (the "Predecessor Company").

These consolidated financial statements are presented in United States dollars.

THE PREDECESSOR COMPANY

The Predecessor Company includes Statia Terminals Point Tupper, Inc. (incorporated in Nova Scotia, Canada) and its commonly owned affiliate, Point Tupper Marine Services Limited (incorporated in Nova Scotia, Canada). Significant intercompany balances and transactions have been eliminated.

Prior to January 12, 1996, the Predecessor Company, was a wholly owned subsidiary of Statia Terminals, Inc. ("STI"), which was wholly owned by CBI Industries, Inc. ("CBI"). On January 12, 1996, pursuant to the Merger Agreement dated December 22, 1995 (the "Merger"), CBI became a wholly owned subsidiary of Praxair Inc., ("Praxair"). This Merger transaction was reflected in the Predecessor Company's combined financial statements as a purchase effective January 1, 1996. Accordingly, the historical financial information provided herein for periods prior to January 1, 1996 ("Pre-Praxair Acquisition"), will not be comparable to subsequent Predecessor Company financial information or financial information of the Company.

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

On November 27, 1996 ("Inception"), the Parent acquired from Praxair all of the outstanding capital stock of the Predecessor Company and certain of its affiliate (the "Acquisition"). The Parent is a newly organized company formed by Castle Harlan Partners II, L.P., a private equity

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

investment fund managed by Castle Harlan, Inc., a private merchant bank, members of management of the Parent and others. In connection with the Acquisition on November 27, 1996, the Predecessor Company amalgamated with the Company. The portion of the adjusted purchase price paid to Praxair for the capital stock of the Company was $27,665. The Acquisition was paid primarily by funds received by the Company from the issuance of the 11-3/4% First Mortgage Notes described in
Note 7. The assets of the Company are pledged as collateral to secure these notes. The Acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to assets and liabilities of the Company based on their fair value as of the date of the Acquisition.

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

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

REVENUE RECOGNITION

Revenues from storage and throughput operations are recognized ratably as the services are provided. Revenues and commissions from bunkering services, vessel services and product sales are recognized at the time of delivery of the service or product.

SIGNIFICANT CUSTOMERS

The Company's revenues from a refiner constituted approximately 56.4% of the Predecessor's total revenues for the period ended November 27, 1996 and 36.9% of the Company's total revenues for the period from November 27, 1996 to December 31, 1996. The Company's revenues from a refiner and a ship agent constituted approximately 62.4% and 10.4%, respectively, of the Company's total 1997 revenues. In addition, approximately 16.2% of the Predecessor's revenues for the period ended November 27, 1996, 42.5% of the Company's revenues for the period ended December 31, 1996 and 19.5% of the Company's revenues for the year ended December 31, 1997 were derived from parties unaffiliated with the above mentioned customer, but were generated by the movement of such products through the terminals. In addition, the Predecessor Company's revenues from a refiner and two petroleum product brokers constituted approximately 61.6%, 14.6% and 6.2%, respectively, of the Predecessor Company's total 1995 revenues. In addition, approximately 7.6% of the Company's 1995 revenues were derived from parties unaffiliated with the above mentioned customers and were generated by the movement of such products through the terminals. No other customer accounted for more than 5% of the Predecessor's or the Company's 1995, 1996 or 1997 revenues directly or indirectly. Although the Company has a long-standing relationship and a long-term contract with one customer, if the long-term contract was not renewed at the end of the term, in the year 2000, or if the Company otherwise lost any significant portion of its revenue from this customer, such loss could have a material adverse effect on the business and financial condition of the Company. The Company also has long-term contracts with certain other key customers and there can be no assurance that these contracts will be renewed at the end of their terms.

FOREIGN CURRENCY TRANSLATION AND EXCHANGE

The consolidated financial statements include foreign currency transactions and foreign currency financial statement amounts translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Substantially all of the Company's and its Predecessor's transactions are denominated in U.S. dollars.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

CASH AND CASH EQUIVALENTS

The Company's and the Predecessor Company's excess cash is invested in short-term, highly liquid investments with maturities of three months or less. Such short-term investments are carried at cost, which approximates market, and are classified as cash and cash equivalents.

FINANCIAL INSTRUMENTS

The Company uses various methods and assumptions to estimate the fair value of each class of financial instrument. Due to their nature, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. The Company believes the historical carrying value of the Notes is reasonable since the Notes have been priced above par since issuance. The Company's other financial instruments are not significant.

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

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company continually evaluates factors, events and circumstances which include, but are not limited to, its historical and projected operating performance, specific industry trends and general economic conditions to assess whether the remaining estimated useful lives of long- lived assets may warrant revision or that the remaining balance of long-lived assets may not be

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flows over the remaining lives of the long-lived assets in measuring their recoverability.

OTHER NONCURRENT ASSETS

Other noncurrent assets consist primarily of deferred financing costs. The Company's costs related to establishing debt obligations are amortized ratably over the life of the underlying obligations. Amortization expense was $18 and $191 for the years ended December 31, 1996 and 1997, respectively.

ACCRUED EXPENSES

Accrued expenses as of December 31, 1996, consisted primarily of purchase price adjustments related to the Acquisition, environmental reserves and accrued interest in the amount of $665, $1,250 and $316, respectively. Accrued expenses as of December 31, 1997 consists primarily of environmental expenses and accrued interest of $1,250 and $421, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 130 -- "Reporting Comprehensive Income" and SFAS No. 131 -- "Disclosures about Segments of an Enterprise and Related Information" were issued by the Financial Accounting Standards Board ("FASB") in June 1997. These standards are effective for the Company's year-end December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for annual and interim disclosures related to business operating segments. The Company is in the process of determining the disclosure requirements to these standards. The adoption of these standards will have no impact on the consolidated financial position, results of operations or cash flow of the Company.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

4.   PRAXAIR PURCHASE ACCOUNTING

As discussed in Note 1, prior to January 12, 1996, the Predecessor Company was a wholly owned subsidiary of CBI. On January 12, 1996, pursuant to the Merger Agreement dated December 22, 1995, CBI became a wholly owned subsidiary of Praxair. This Merger transaction was reflected in the Predecessor Company's combined financial statements as a purchase effective January 1, 1996. The fair value assigned to the Predecessor Company as of the Merger date was $27,000, excluding bank borrowings, Praxair and CBI intercompany and advance accounts and the buyout of certain off-balance-sheet financing ("Merger Value").

The allocation of the Merger Value to the assets and liabilities acquired, based on the estimated fair value assigned, is as follows:

Merger value                                                  $   27,000
Less-
   Bank borrowings                                               (66,000)
   Intercompany/advance accounts                                  (1,000)
                                                              ----------
                                                              $  (40,000)
                                                              ==========
Allocation of merger value-
   Total current assets                                       $    3,000
   Property and equipment                                         27,000
   Other noncurrent assets                                         2,000
   Liabilities assumed                                           (72,000)
                                                              ----------
                                                              $  (40,000)
                                                              ==========

5.   ACQUISITION

As discussed in Note 1, on November 27, 1996, the Company acquired from Praxair all of the outstanding capital stock of the Predecessor Company. The Acquisition has been accounted for under the purchase method of accounting. Accordingly, the portion of the purchase price of approximately $27,665 has been allocated to the assets and liabilities of the Company based on their respective fair values as of the date of the Acquisition. No adjustments were made to the allocated fair values during 1997.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

The allocation of the total purchase price to the assets and liabilities acquired is as follows:

Purchase price                                                   $  27,665
Commissions, fees and expenses                                       3,326
                                                                 ---------
           Total purchase price                                  $  30,991
                                                                 =========
Allocation of Purchase Price-
   Current assets                                                $   3,989
   Property and equipment                                           28,901
   Other long-term assets                                            1,448
   Liabilities assumed                                              (3,347)
                                                                 ---------
           Total purchase price                                  $  30,991
                                                                 =========

6.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

                                                                 USEFUL LIFE
                                           1996         1997      IN YEARS
                                         --------    --------    -----------
Land                                     $    273    $    273         -
Land improvements                              20           4      5 - 20
Buildings and improvements                    366          89      20 - 40
Plant machinery and terminals              26,587      29,412      4 - 40
Field and office equipment                  1,961         386      3 - 15
                                         --------    --------
                                           29,207      30,164
Less- Accumulated depreciation               (171)     (1,513)
                                         --------    --------
         Property and equipment, net     $ 29,036    $ 28,651
                                         ========    ========

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

7.   DEBT

The 11-3/4% First Mortgage Notes (the "Notes") due 2003 were issued by the Parent and the Company and one of its subsidiaries (the "Issuers") on November 27, 1996, in connection with the Acquisition and pay interest on May 15 and November 15 of each year. The Notes are redeemable, in whole or in part, at the option of the Issuers at any time on or after November 15, 2000, at the following redemption prices (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated:

    YEAR            OPTIONAL REDEMPTION PRICE
-------------       -------------------------
    2000                    105.875%
    2001                    102.938%
    2002                    100.000%

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

The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries and affiliates of the Parent other than the Company, which is a co-obligor on the Notes. The Notes are also subject to certain financial covenants as set forth in the Indenture, the most restrictive of which include, but are not limited to the following: (i) consolidated fixed charge ratio of 2:1, which, if met, will permit the Company to make additional borrowings over and above the Company's revolving credit facility discussed below, (ii) other limitations on indebtedness and (iii) restrictions on certain payments. In addition, the Notes place certain restrictions on its Parent to pay dividends, other than in certain circumstances as defined in the Indenture. Except with the occurrence of an event of default, the Company has no restrictions upon transfers of funds in the form of dividends, loans or cash advances.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

As of December 31, 1997, the Company had no principal payments maturing within the next five years under the Notes. Principal outstanding under the Notes is due in full on November 15, 2003.

The Company has a revolving credit facility (the "Credit Facility") which allows the Company to borrow up to $5,000 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of three eighths percent (0.375%) per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5% (9% at December 31, 1997). The Credit Facility constitutes senior indebtedness of the Company and is secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial covenants. The Credit Facility does not restrict the Company from transferring funds to its Parent or its subsidiaries in the form of dividends, loans, or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to its Parent. The Credit Facility expires on November 27, 1999. At December 31, 1997, the Company had approximately $459 available for borrowing under the Credit Facility as limited by the borrowing base computation and had no outstanding balance.

Cash payments for interest were $4,494 for the year ended December 31, 1995 and $4,455 for the period ended November 27, 1996 and $3,187 for the year ended December 31, 1997. The Company had no cash payments for interest for the period ended December 31, 1996.

8.   SHAREHOLDERS' EQUITY

THE PREDECESSOR COMPANY

On October 22, 1993, and March 15, 1994, Statia Terminals Point Tupper, Inc. issued 14,689 shares and 10,311 shares, respectively, of first preferred stock to a Canadian affiliate of CBI in exchange for an aggregate contribution of Cdn $25,000 (U.S.$18,577). The first preferred stock was nonvoting, cumulative and redeemable at the option of either the issuer or the holder. The preferred dividends were accrued and paid quarterly at a rate of .25% above the preferred shareholder's borrowing rate as established by the shareholder's lending institution. During 1995 and the period ended November 27, 1996, Statia Terminals Point Tupper, Inc. paid dividends of $1,424, and $792, respectively. First preferred shareholders had preference upon liquidation over all other classes of preferred shareholders as well as common shareholders. This preferred stock was retired in conjunction with the Acquisition.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

THE COMPANY

The Company's equity structure consists of 1,000,000 shares of authorized no par common stock with one share outstanding. All common stock is indirectly owned by the Parent.

9.   INCOME TAXES

The Company and the Predecessor are subject to large corporation tax based on 0.225% of the Company's total equity and have incurred certain costs which are accounted for differently for financial reporting and Canadian taxation purposes. Timing differences in the recognition of expenses occur primarily as a result of differing provisions for depreciating property and equipment and amortization of goodwill, deferred financing costs, organization costs and preoperating expenditures. Certain expenditures are not deductible for taxation purposes. In addition, the Predecessor has incurred taxable losses which will be available for utilization over a seven-year period to offset future taxable income. Net operating loss carryforwards available to offset future Canadian taxable income were US$7,482 and US$6,792 as of December 31, 1996 and 1997, respectively, for the Company and expire in varying amounts after seven-year periods through 2004. The Company has generated approximately $6.2 million and $6.3 million of investment tax credits (ITC) as of December 31, 1996 and 1997, expiring through 2001 through 2007. The Company has not recognized the benefit from the ITC or loss carryforwards on its balance sheet because such benefit may never be realized.

10.   RELATED-PARTY TRANSACTIONS

THE PREDECESSOR COMPANY

As a wholly owned subsidiary of STI, the Predecessor Company engaged in various related-party transactions with STI and its affiliates. The unpaid portion of these transactions is included in intercompany balances.

STI allocated certain corporate, operating and administrative services to the Predecessor, including certain legal services, risk management, tax services and return preparation, employee benefit administration, cash management and other services. During 1995 and for the period ended November 27, 1996, $2,382 and $1,610, respectively, was paid for these direct and indirect services.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

THE COMPANY

As a wholly owned subsidiary, the Company engages in various related-party transactions with the Parent and its subsidiaries. The unpaid portion of these transactions is included in the intercompany balance. All intercompany balances owed to Praxair or its affiliates were settled as a result of the Acquisition.

The Parent and its subsidiaries directly and indirectly allocate certain corporate, operating and administrative services to the Company, including certain legal services, risk management, tax advice and return preparation, employee benefit administration, cash management and other services. For the period ended December 31, 1996 and the year ended December 31, 1997 $1,026 and $2,054, respectively, was paid for these direct and indirect services.

11.   COMMITMENT AND CONTINGENCIES

In connection with the Acquisition, studies were undertaken by and for Praxair to identify potential environmental, health, and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper facility. Praxair has agreed to pay for certain of these costs currently estimated at approximately $3,100 representing certain investigations, remediation, compliance and capital costs of which $1,739 was paid by the Company through February 1998 pending reimbursement from Praxair. To the extent that certain of these matters exceed this estimate, Praxair has agreed to reimburse the Company for these future expenditures. Additionally, the Company has identified additional environmental costs at Point Tupper of approximately $1,250 ($5 of which has been expended through February 1998). These costs represent preemptive capital improvements designed to mitigate or prevent future environmental exposures and improve the overall safety of the Company's facilities. The Company believes that these environmental costs, subject to the foregoing reimbursements, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Global Petroleum Corp. ("Global") brought an action against the Company in December of 1993 in the Supreme Court of Nova Scotia seeking the release of certain petroleum products owned by Global that the Company was holding to secure the payment of certain invoices. Global secured the release of the products by posting a $2.0 million bond. Global claims damages of $1.2 million for breach of contract and the Company counterclaimed for breach of contract and payment of the approximately $2.0 million of unpaid invoices for product storage and other services. In April 1996, Global, Scotia Synfuels Limited and their related companies brought suit against CBI and the Company in the Supreme Court of Nova Scotia alleging damages in the amount of $100 million resulting from misrepresentation, fraud and breach of fiduciary duty associated with the reactiviation of the Point Tupper facility and the sale of their shares in Point Tupper Terminals Company, a predecessor to Statis Canada, to an affiliate of the Company and CBI.

The Company believes the allegations made in this proceeding is without merit; therefore, the Company intends to vigorously contest this claim. In connection with the CHPII Acquisition, Praxair agreed to indemnify the Company against damages relating to the foregoing proceeding. While no estimate can reasonably be made of any ultimate liability at this time, the Company believes the final outcome of this proceeding will not have a material adverse effect on the Company's business, financial condition or results of operations.

The Company is involved in various other claims and litigation arising from the conduct of its business. Based upon analysis of legal matters and discussions with legal counsel, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                                 EXHIBITS INDEX

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------

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

4.1a*** First Amendment, dated as of August 14, 1997, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland Bank.

4.1b Second Amendment, dated as of February 25, 1998, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland Bank.

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

4.13* Fixed and Floating Charge Debenture, made as of November 27, 1996, between Statia Terminals Canada, Incorporated and Marine Midland Bank.

4.14* Debenture Delivery Agreement, dated as of November 27, 1996, between Statia Terminals Canada, Incorporated and Marine Midland Bank.

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

10.1* Storage and Throughput Agreement, dated as of May 6, 1993 ("Storage and Throughput Agreement").

10.2*               Marine Fuel Agreement, dated as of May 6, 1993 ("Marine Fuel
                    Agreement").

10.3* Amendment, dated as of January 1, 1996 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement.

10.3a Amendment, dated as of December 27, 1996 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement for the year ended December 31, 1997.

10.3b Amendment, dated as of December 28, 1997 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement for the year ended December 31, 1998.

10.4*               Storage and Throughput Agreement, dated as of August 20,
                    1993.

10.5*               Storage and Throughput Agreement, dated as of August 1,
                    1994.

10.6* Employment Agreement, dated as of November 27, 1996, between Statia Terminals Group N.V., Statia Terminals, Inc. and James G. Cameron.

10.7** Employment Agreement, dated as of November 27, 1996, between Statia Terminals Group N.V., Statia Terminals, Inc. and Thomas M. Thompson, Jr.

10.8** Employment Agreement, dated as of November 27, 1996, between Statia Terminals Group N.V., Statia Terminals, Inc. and Robert R. Russo.

10.9** Employment Agreement, dated as of November 27, 1996, between Statia Terminals Group N.V., Statia Terminals, Inc. and John
                    D. Franklin.

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

10.14a Amendment, dated as of February 2, 1998 to the Brownsville Navigation District Contracts No. 2790.

10.15* Brownsville Navigation District Contracts No. 2826, dated as of January 14, 1994, between the Brownsville Navigation District and Statia Terminals Southwest, Inc.

10.16***            1997 Stock Option Plan with Award Agreements.

21.1                Subsidiaries of the Registrants.

27.1                Financial Data Schedules (for electronic filing only).

* Incorporated by reference to the Registration Statement of Statia and Statia Canada on Form S-4, dated December 20, 1996, and amendments thereto filed with the U.S. Securities and Exchange Commission (Registration Statement No. 333-18455), which became effective on February 14, 1997.

** Incorporated by reference to the December 31, 1996 Form 10-K, dated May 13, 1997.

*** Incorporated by reference to the September 30, 1997 Form 10-Q, dated November 14, 1997.