Form 10-Q
period 1998-03-31
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 1998-05-15
CIK 1029101, 1029102

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to_______________________

               COMMISSION FILE NUMBERS 333-18455 AND 333-18455-01

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

                              --------------------

         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         The equity securities of the registrants have not been, and are not required to be, registered under either the Securities Act of 1933 or the Securities Exchange Act of 1934.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                  Consolidated Condensed Balance Sheets                      1
                  Consolidated Condensed Statements of Income (Loss)
                      and Accumulated Deficit                                2
                  Consolidated Condensed Statements of Cash Flows            3
                  Notes to Consolidated Condensed Financial Statements       4
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16
Item 2.  Changes in Securities                                               16
Item 3.  Defaults Upon Senior Securities                                     16
Item 4.  Submission of Matters to a Vote of Security Holders                 16
Item 5.  Other Information                                                   16
Item 6.  Exhibits and Reports on Form 8-K                                    16



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

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   December 31,           March 31,
                                                                                       1997                  1998
                                                                                  ----------------     -----------------
                                                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                        $       6,083        $      10,261
   Accounts receivable-
      Trade, net                                                                           10,092                6,974
      Other                                                                                 2,347                2,843
   Inventory, net                                                                           1,247                1,862
   Prepaid expenses                                                                           269                2,057
   Assets held for sale                                                                    20,000               20,000
                                                                                  ----------------     -----------------

           Total current assets                                                            40,038               43,997

PROPERTY AND EQUIPMENT, net                                                               198,529              198,308

OTHER NONCURRENT ASSETS, net                                                                5,661                5,432
                                                                                  ----------------     -----------------

           Total assets                                                             $     244,228        $     247,737
                                                                                  ================     =================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                 $       7,788        $       7,865
   Accrued interest payable                                                                 2,027                5,992
   Other accrued expenses                                                                   7,587                7,948
                                                                                  ----------------     -----------------

           Total current liabilities                                                       17,402               21,805

LONG-TERM DEBT                                                                            135,000              135,000
                                                                                  ----------------     -----------------

           Total liabilities                                                              152,402              156,805
                                                                                  ----------------     -----------------

STOCKHOLDER'S EQUITY SUBJECT TO REDUCTION                                                  20,000               20,000

STOCKHOLDER'S EQUITY:
   Common stock                                                                                 6                    6
   Additional paid-in capital                                                              78,494               78,494
   Accumulated deficit                                                                     (6,674)              (7,568)
                                                                                  ----------------     -----------------

           Total stockholder's equity                                                      71,826               70,932
                                                                                  ----------------     -----------------

           Total liabilities and stockholder's equity                               $     244,228        $     247,737
                                                                                  ================     =================



The accompanying notes are an integral part of these condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

   CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) AND ACCUMULATED DEFICIT
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                      For the Quarter Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                     1997               1998
                                                                                ---------------     --------------

REVENUES                                                                         $      32,709        $    30,364

COSTS OF SERVICES AND PRODUCTS SOLD                                                     28,724             25,348
                                                                                ---------------     --------------

                  Gross profit                                                           3,985              5,016

ADMINISTRATIVE EXPENSES                                                                  1,479              1,816
                                                                                ---------------     --------------

                  Income from operations                                                 2,506              3,200

INTEREST EXPENSE                                                                         3,977              3,999

INTEREST INCOME                                                                            124                110
                                                                                ---------------     --------------

                  Loss before provision for income taxes                                (1,347)              (689)

PROVISION FOR INCOME TAXES                                                                 203                205
                                                                                ---------------     --------------

                  Net loss                                                              (1,550)              (894)

ACCUMULATED DEFICIT, beginning of period                                                   (95)            (6,674)

COMMON STOCK DIVIDENDS                                                                  (1,350)               -
                                                                                ---------------     --------------

ACCUMULATED DEFICIT, end of period                                               $      (2,995)      $     (7,568)
                                                                                ===============     ==============



The accompanying notes are an integral part of these condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                        For the Quarter Ended
                                                                                              March 31,
                                                                                   ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  1997               1998
                                                                                   --------------     --------------
   Net loss                                                                         $     (1,550)      $       (894)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation and amortization                                                    2,690              2,907
          Loss on disposition of property                                                      3                -
          Decrease in accounts receivable-trade, net                                       4,739              3,118
         (Increase) decrease in other receivables                                          1,600               (496)
         (Increase) decrease in inventory                                                  2,010               (615)
         (Increase) decrease in prepaid expenses                                              97             (1,788)
         Increase (decrease) in accounts payable                                          (3,562)                68
         Increase (decrease) in accrued expenses                                          (2,678)             4,326
         Decrease in other non-current assets                                                -                    1
                                                                                   --------------     --------------

           Net cash provided by operating activities                                       3,349              6,627
                                                                                   --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                       (937)            (2,449)
                                                                                   --------------     --------------

           Net cash used in investing activities                                            (937)            (2,449)
                                                                                   --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                         (1,350)               -
                                                                                   --------------     --------------

           Net cash used in financing activities                                          (1,350)               -
                                                                                   --------------     --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                      1,062              4,178

CASH AND CASH EQUIVALENTS, beginning of period                                             9,264              6,083
                                                                                   --------------     --------------

CASH AND CASH EQUIVALENTS, end of period                                            $     10,326        $    10,261
                                                                                   ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                       $        146       $        104
   Cash paid for interest                                                           $      -           $      -



The accompanying notes are an integral part of these condensed financial statements.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals International N.V. ("Statia") and its subsidiaries (together with Statia, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

         During the three months ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 -- "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. For the three months ended March 31, 1997 and 1998, there were no differences between net income and comprehensive income.

2.  RECLASSIFICATIONS

         Certain amounts in the prior year consolidated condensed financial statements have been reclassified to conform to the current year presentation.

3.  FINANCIAL STATEMENTS BY JURISDICTION

                  In connection with certain transactions, the Company issued 11-3/4% First Mortgage Notes (the "Notes") in 1996. The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of Statia, other than Statia Terminals Canada, Incorporated ("Statia Canada") which is a co-obligor on the Notes. Each of the subsidiary guarantors are, directly or indirectly, wholly-owned by Statia. The Company has several inactive non-guaranteeing subsidiaries which are inconsequential, individually and in the aggregate, and which have no assets, liabilities or operations, and are in process of being dissolved by the Company. The following condensed combining financial data illustrates the composition of the Company's subsidiary guarantors combined by jurisdiction. The enforceability of the guarantees may be affected differently under the laws of the applicable jurisdictions. Separate financial statements of the subsidiaries are not presented because management of the Company has determined that they are not material to investors.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                        CONDENSED COMBINING BALANCE SHEET
                                DECEMBER 31, 1997

                                                                                            GUARANTEEING SUBSIDIARIES
                                                                      --------------------------------------------------------------
                                                                       STATIA TERMINALS                       NETHERLANDS
                                                                        CANADA, INC.          STATIA           ANTILLES
                                                    STATIA TERMINALS   (INCLUDES ALL       TERMINALS         OTHER THAN
                                                    NTERNATIONAL N.V.    CANADIAN             N.V.             STATIA        UNITED
                        ASSETS                      (UNCONSOLIDATED)     ENTITIES)        CONSOLIDATED     TERMINALS N.V.    STATES
                        ------                      ----------------- --------------    --------------   ----------------  ---------
CURRENT ASSETS:
   Cash and cash equivalents                             $     1        $  1,241         $   4,593         $      21       $    227
   Accounts receivable, net                                 -              1,961            10,148                 1            329
   Inventory                                                -                533               714             -               -
   Prepaid expenses                                         -                 57                78                 1            133
   Assets held for sale                                     -               -               10,000             -             10,000
                                                         -------        --------         ---------         ---------       --------
           Total current assets                                1           3,792            25,533                23         10,689

PROPERTY AND EQUIPMENT, net                                 -             28,651           168,788             1,215           (125)

INVESTMENT IN SUBSIDIARIES                                67,296            -                -               181,609            205

OTHER NONCURRENT ASSETS                                     -              1,174             4,321                 1            165
                                                         -------        --------         ---------         ---------       --------

           Total assets                                  $67,297        $ 33,617         $ 198,642         $ 182,848       $ 10,934
                                                         =======        ========         =========         =========       ========

         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

   Accounts payable and accrued liabilities              $   172        $  3,121         $  11,731         $      70       $  2,250
   Payable to (receivable from) affiliates               (24,701)            288            17,133              (664)        (1,998)
                                                         -------        --------         ---------         ---------       --------
           Total current liabilities                     (24,529)          3,409            28,864              (594)           252

LONG-TERM DEBT                                              -             28,060           106,940             -               -
                                                         -------        --------         ---------         ---------       --------

           Total liabilities                             (24,529)         31,469           135,804              (594)           252
                                                         -------        --------         ---------         ---------       --------

EQUITY SUBJECT TO REDUCTION                               20,000            -               10,000             -             10,000

STOCKHOLDERS' EQUITY:

   Common stock                                                6            -               19,395                12              1
   Additional paid-in capital                             78,494           2,266            46,847           184,880          3,000
   Retained earnings (deficit)                            (6,674)           (118)          (13,404)           (1,450)        (2,319)
                                                         -------        --------         ---------         ---------       --------
           Total stockholders' equity                     71,826           2,148            52,838           183,442            682
                                                         -------        --------         ---------         ---------       --------

           Total liabilities and stockholders' equity    $67,297        $ 33,617         $ 198,642         $ 182,848       $ 10,934
                                                         =======        ========         =========         =========       ========




                                                      RECLASSIFICATIONS
                                                             AND           CONSOLIDATED
                        ASSETS                          ELIMINATIONS          TOTAL
                        ------                       ------------------  --------------
CURRENT ASSETS:
   Cash and cash equivalents                             $   -             $   6,083
   Accounts receivable, net                                  -                12,439
   Inventory                                                 -                 1,247
   Prepaid expenses                                          -                   269
   Assets held for sale                                      -                20,000
                                                         ---------         ---------
           Total current assets                              -                40,038

PROPERTY AND EQUIPMENT, net                                  -               198,529

INVESTMENT IN SUBSIDIARIES                                (249,110)             -

OTHER NONCURRENT ASSETS                                      -                 5,661
                                                         ---------         ---------

           Total assets                                  $(249,110)        $ 244,228
                                                         =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

   Accounts payable and accrued liabilities              $   -             $  17,344
   Payable to (receivable from) affiliates                  10,000                58
                                                         ---------         ---------
           Total current liabilities                        10,000            17,402

LONG-TERM DEBT                                               -               135,000
                                                         ---------         ---------

           Total liabilities                                10,000           152,402
                                                         ---------         ---------

EQUITY SUBJECT TO REDUCTION                                (20,000)           20,000

STOCKHOLDERS' EQUITY:

   Common stock                                            (19,408)                6
   Additional paid-in capital                             (236,993)           78,494
   Retained earnings (deficit)                              17,291            (6,674)
                                                         ---------         ---------
           Total stockholders' equity                     (239,110)           71,826
                                                         ---------         ---------

           Total liabilities and stockholders' equity    $(249,110)        $ 244,228
                                                         =========         =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                      CONDENSED COMBINING INCOME STATEMENT
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                                                          GUARANTEEING SUBSIDIARIES
                                                                       ------------------------------------------------------------
                                                                       STATIA TERMINALS                   NETHERLANDS
                                                                         CANADA, INC.        STATIA         ANTILLES
                                                   STATIA TERMINALS      (INCLUDES ALL      TERMINALS      OTHER THAN
                                                  INTERNATIONAL N.V.       CANADIAN           N.V.           STATIA         UNITED
                                                   (UNCONSOLIDATED)        ENTITIES)      CONSOLIDATED   TERMINALS N.V.     STATES
                                                  -------------------  -----------------  ------------   --------------   ----------

REVENUES                                               $    -               $   2,721       $  29,300        $   103       $  2,105

COST OF SERVICES AND PRODUCTS SOLD                          -                   2,515          25,317            100            979
                                                        ---------           ---------       ---------        -------       --------

           Gross profit                                     -                     206           3,983              3          1,126

ADMINISTRATIVE EXPENSES                                        16                 462             813            -            1,521
                                                        ---------           ---------       ---------        -------       --------

           Income (loss) from operations                      (16)               (256)          3,170              3           (395)

INTEREST EXPENSE                                            -                     842           3,131            -                4

INTEREST INCOME                                                54                   8              57            -                5
                                                        ---------           ---------       ---------        -------       --------

           Income (loss) before provision
              for income taxes                                 38              (1,090)             96              3           (394)

PROVISION FOR INCOME TAXES                                  -                      23              70              9            101
                                                        ---------           ---------       ---------        -------       --------

           Net income (loss)                                   38              (1,113)             26             (6)          (495)

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                                      (1,588)              -               -             (1,087)           (10)
                                                        ---------           ---------       ---------        -------       --------

           Net income (loss) available to
              common stockholders                       $  (1,550)          $  (1,113)      $      26        $(1,093)      $   (505)
                                                        =========           ==========      =========        ========      ========



                                            RECLASSIFICATIONS
                                                   AND           CONSOLIDATED
                                              ELIMINATIONS          TOTAL
                                            -------------------  ------------

REVENUES                                         $ (1,520)        $   32,709

COST OF SERVICES AND PRODUCTS SOLD                   (187)            28,724
                                                 --------         ----------

           Gross profit                            (1,333)             3,985

ADMINISTRATIVE EXPENSES                            (1,333)             1,479
                                                 --------         ----------

           Income (loss) from operations             -                 2,506

INTEREST EXPENSE                                     -                 3,977

INTEREST INCOME                                      -                   124
                                                 --------         ----------

           Income (loss) before provision
              for income taxes                       -                (1,347)

PROVISION FOR INCOME TAXES                           -                   203
                                                 --------         ----------

           Net income (loss)                         -                (1,550)

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                               2,685              -
                                                 --------         ------

           Net income (loss) available to
              common stockholders                $  2,685         $   (1,550)
                                                 ========         ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                                                          GUARANTEEING SUBSIDIARIES
                                                                      --------------------------------------------------------------
                                                                      STATIA TERMINALS                     NETHERLANDS
                                                                        CANADA, INC.         STATIA         ANTILLES
                                                    STATIA TERMINALS    (INCLUDES ALL      TERMINALS       OTHER THAN
                                                   INTERNATIONAL N.V.     CANADIAN            N.V.           STATIA        UNITED
                                                    (UNCONSOLIDATED)      ENTITIES)       CONSOLIDATED   TERMINALS N.V.    STATES
                                                    ----------------  -----------------  --------------  --------------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                                $  (5,444)        $  (355)          $  8,706        $    (16)     $  458
                                                         ---------         --------          --------        --------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                        -                (114)              (727)            -           (96)
                                                         ---------         -------           ---------       --------      ------
           Net cash used in investing activities             -                (114)              (727)            -           (96)
                                                         ---------         -------           ---------       --------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                           (1,350)             -                 -               -           -
                                                         ---------         -------           --------        --------      ------
           Net cash used in financing activities            (1,350)             -                 -               -           -
                                                         ---------         -------           --------        --------      ------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                         (6,794)           (469)             7,979             (16)        362

CASH AND CASH EQUIVALENTS,
   beginning of period                                       7,065             854              1,304              41           -
                                                         ---------         -------           --------        --------      ------

CASH AND CASH EQUIVALENTS,
   end of period                                         $     271         $   385           $  9,283        $     25      $  362
                                                         =========         =======           ========        ========      ======



                                                   Consolidated
                                                       Total
                                                   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                             $  3,349
                                                      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                     (937)
                                                      ---------
           Net cash used in investing activities          (937)
                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                       (1,350)
                                                      ---------
           Net cash used in financing activities        (1,350)
                                                      ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      1,062

CASH AND CASH EQUIVALENTS,
   beginning of period                                   9,264
                                                      --------

CASH AND CASH EQUIVALENTS,
   end of period                                      $ 10,326
                                                      ========

              STATIA TERMINALS INTERNATIONAL, N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                        CONDENSED COMBINING BALANCE SHEET
                                 MARCH 31, 1998

                                                                                                GUARANTEEING SUBSIDIARIES
                                                                           ---------------------------------------------------------
                                                                          STATIA TERMINALS                    NETHERLANDS
                                                                           CANADA, INC.         STATIA         ANTILLES
                                                       STATIA TERMINALS    (INCLUDES ALL      TERMINALS       OTHER THAN
                                                      INTERNATIONAL N.V.     CANADIAN            N.V.           STATIA       UNITED
                        ASSETS                         (UNCONSOLIDATED)      ENTITIES)       CONSOLIDATED   TERMINALS N.V.   STATES
                        ------                        ------------------  ---------------   -------------   --------------  --------
CURRENT ASSETS:
   Cash and cash equivalents                                $     3         $  1,484        $   8,509       $      24      $    241
   Accounts receivable, net                                    -               2,450            7,098               1           435
   Inventory                                                   -                 491            1,371           -              -
   Prepaid expenses                                            -                  81               62               1         1,913
   Assets held for sale                                        -                -              10,000           -            10,000
                                                            -------         --------        ---------       ---------      --------
           Total current assets                                   3            4,506           27,040              26        12,589

PROPERTY AND EQUIPMENT, net                                    -              28,337          168,297           1,181           493

INVESTMENT IN SUBSIDIARIES                                   66,528             -               -             178,411           206

OTHER NONCURRENT ASSETS                                        -               1,126            4,141               1           164
                                                            -------         --------        ---------       ---------      --------

           Total assets                                     $66,531         $ 33,969        $ 199,478       $ 179,619      $ 13,452
                                                            =======         ========        =========       =========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                 $   206         $  4,045        $  14,340       $      22      $  3,289
   Payable to (receivable from) affiliates                  (24,607)            (336)          15,864            (632)         (219)
                                                            --------        ---------       ---------       ----------     --------
           Total current liabilities                        (24,401)           3,709           30,204            (610)        3,070

LONG-TERM DEBT                                                 -              28,060          106,940           -              -
                                                            -------         --------        ---------       ---------      --------

           Total liabilities                                (24,401)          31,769          137,144            (610)        3,070
                                                            -------         --------        ---------       ----------     --------

EQUITY SUBJECT TO REDUCTION                                  20,000             -              10,000           -            10,000

STOCKHOLDERS' EQUITY:
   Common stock                                                   6             -              19,395              12          -
   Additional paid-in capital                                78,494            2,266           46,915         182,203         3,000
   Retained earnings (deficit)                               (7,568)             (66)         (13,976)         (1,986)       (2,618)
                                                            --------        ---------       ----------      ----------     --------
           Total stockholders' equity                        70,932            2,200           52,334         180,229           382
                                                            -------         --------        ---------       ---------      --------

           Total liabilities and stockholders' equity       $66,531         $ 33,969        $ 199,478       $ 179,619      $ 13,452
                                                            =======         ========        =========       =========      ========



                                                          RECLASSIFICATIONS
                                                                AND           CONSOLIDATED
                        ASSETS                             ELIMINATIONS          TOTAL
                        ------                           -------------------  -------------
CURRENT ASSETS:
   Cash and cash equivalents                                $   -             $  10,261
   Accounts receivable, net                                      (167)            9,817
   Inventory                                                    -                 1,862
   Prepaid expenses                                             -                 2,057
   Assets held for sale                                         -                20,000
                                                            ---------         ---------
           Total current assets                                  (167)           43,997

PROPERTY AND EQUIPMENT, net                                     -               198,308

INVESTMENT IN SUBSIDIARIES                                   (245,145)             -

OTHER NONCURRENT ASSETS                                         -                 5,432
                                                            ---------         ---------

           Total assets                                     $(245,312)        $ 247,737
                                                            =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                 $    (167)        $  21,735
   Payable to (receivable from) affiliates                     10,000                70
                                                            ---------         ---------
           Total current liabilities                            9,833            21,805

LONG-TERM DEBT                                                  -               135,000
                                                            ---------         ---------

           Total liabilities                                    9,833           156,805
                                                            ---------         ---------

EQUITY SUBJECT TO REDUCTION                                   (20,000)           20,000

STOCKHOLDERS' EQUITY:
   Common stock                                               (19,407)                6
   Additional paid-in capital                                (234,384)           78,494
   Retained earnings (deficit)                                 18,646            (7,568)
                                                            ---------         ---------
           Total stockholders' equity                        (235,145)           70,932
                                                            ---------         ---------

           Total liabilities and stockholders' equity       $(245,312)        $ 247,737
                                                            =========         =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                      CONDENSED COMBINING INCOME STATEMENT
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                                                                       GUARANTEEING SUBSIDIARIES
                                                                   --------------------------------------------------------------
                                                                    STATIA TERMINALS                    NETHERLANDS
                                                                      CANADA, INC.        STATIA         ANTILLES
                                                STATIA TERMINALS      (INCLUDES ALL      TERMINALS      OTHER THAN
                                               INTERNATIONAL N.V.       CANADIAN           N.V.           STATIA          UNITED
                                                (UNCONSOLIDATED)        ENTITIES)      CONSOLIDATED   TERMINALS N.V.      STATES
                                                ----------------    ----------------  --------------  ---------------   ----------

REVENUES                                            $    -               $   4,479       $  25,104        $   129        $   2,593

COST OF SERVICES AND PRODUCTS SOLD                       -                   3,039          21,392            135            1,193
                                                     ---------           ---------       ---------        -------        ---------

           Gross profit                                  -                   1,440           3,712             (6)           1,400

ADMINISTRATIVE EXPENSES                                     50                 551           1,046            -              1,699
                                                     ---------           ---------       ---------        -------        ---------

           Income (loss) from operations                   (50)                889           2,666             (6)            (299)

INTEREST EXPENSE                                         -                     832           3,166            -                  1

INTEREST INCOME                                          -                      13              96            -                  1
                                                     ---------           ---------       ---------        -------        ---------

           Income (loss) before provision
              for income taxes                             (50)                 70            (404)            (6)            (299)


PROVISION FOR INCOME TAXES                                   7                  18             168             10                2
                                                     ---------           ---------       ---------        -------        ---------

           Net income (loss)                               (57)                 52            (572)           (16)            (301)

EARNINGS (LOSS) FROM

   EQUITY INVESTMENTS                                     (837)              -               -               (520)               2
                                                     ---------           ---------       ---------        -------        ---------

           Net income (loss) available to
              common stockholders                    $    (894)          $      52       $    (572)       $  (536)       $    (299)
                                                     =========           =========       ==========       ========       ==========


                                          RECLASSIFICATIONS
                                                 AND           CONSOLIDATED
                                            ELIMINATIONS          TOTAL
                                          -------------------  -------------

REVENUES                                       $ (1,941)        $   30,364

COST OF SERVICES AND PRODUCTS SOLD                 (411)            25,348
                                               --------         ----------

           Gross profit                          (1,530)             5,016

ADMINISTRATIVE EXPENSES                          (1,530)             1,816
                                               --------         ----------

           Income (loss) from operations           -                 3,200

INTEREST EXPENSE                                   -                 3,999

INTEREST INCOME                                    -                   110
                                               --------         ----------

           Income (loss) before provision
              for income taxes                     -                  (689)


PROVISION FOR INCOME TAXES                         -                   205
                                               --------         ----------

           Net income (loss)                       -                  (894)

EARNINGS (LOSS) FROM

   EQUITY INVESTMENTS                             1,355              -
                                               --------         ------

           Net income (loss) available to
              common stockholders              $  1,355         $     (894)
                                               ========         ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                   CONDENSED COMBINING STATEMENT OF CASH FLOWS

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                                                                          Guaranteeing Subsidiaries
                                                                       -------------------------------------------------------------
                                                                       Statia Terminals                    Netherlands
                                                                         Canada, Inc.        Statia         Antilles
                                                    Statia Terminals     (includes all     Terminals       other than
                                                   International N.V.      Canadian           N.V.           Statia         United
                                                    (Unconsolidated)       entities)      Consolidated   Terminals N.V.     States
                                                   ------------------  -----------------  ------------   --------------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities             $       2          $   359          $  5,288        $      3       $  975
                                                         ---------          -------          --------        --------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                        -                 (116)           (1,372)            -           (961)
                                                         ---------          -------          ---------       --------       ------
           Net cash used in investing activities             -                 (116)           (1,372)            -           (961)
                                                         ---------          -------          ---------       --------       ------

INCREASE IN CASH AND CASH EQUIVALENTS                            2              243             3,916               3           14

CASH AND CASH EQUIVALENTS,
   beginning of period                                           1            1,241             4,593              21          227
                                                         ---------          -------          --------        --------       ------

CASH AND CASH EQUIVALENTS,
   end of period                                         $       3          $ 1,484          $  8,509        $     24       $  241
                                                         =========          =======          ========        ========       ======


                                                    Consolidated
                                                        Total
                                                    -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities           $  6,627
                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    (2,449)
                                                       ---------
           Net cash used in investing activities         (2,449)
                                                       ---------

INCREASE IN CASH AND CASH EQUIVALENTS                     4,178

CASH AND CASH EQUIVALENTS,
   beginning of period                                    6,083
                                                       --------

CASH AND CASH EQUIVALENTS,
   end of period                                       $ 10,261
                                                       ========

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals International N.V. and its subsidiaries as of March 31, 1998 and the three month periods ended March 31, 1998 and 1997 included herein. Reference should also be made to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1997 including the consolidated financial statements of the Company, Statia Canada and Statia Terminals N.V. ("STNV").

RESULTS OF OPERATIONS

         Total revenues for the quarter ended March 31, 1998 were $30.4 million compared to $32.7 million for the same period in 1997, a decrease of $2.3 million, or 7.2%. The decrease in revenues resulted primarily from reduced bunker and bulk product sales revenues at the Company's St. Eustatius, Netherlands Antilles and Point Tupper, Canada facilities which was partially offset by increased terminaling services revenue (consisting of storage, throughput, docking charges, emergency response fees and other terminal charges) at Point Tupper, Canada and Brownsville, Texas.

                REVENUES AND OPERATING INCOME (LOSS) BY LOCATION
                             (Dollars in thousands)

                                                                              FOR THE QUARTER ENDED
                                                                                    MARCH 31,
                                                                        -----------------------------------
                                                                            1997                 1998
                                                                        --------------      ---------------
           REVENUES
                 Netherlands Antilles and the Caribbean
                          Terminaling services                           $      9,766        $       9,009
                          Bunker and bulk product sales                        19,599               16,182
                                                                        --------------      ---------------
                                                                               29,365               25,191
                                                                        --------------      ---------------

                 Canada
                          Terminaling services                                  2,214                4,479
                          Bunker and bulk product sales                           507                    -
                                                                        --------------      ---------------
                                                                                2,721                4,479
                                                                        --------------      ---------------

                 United States
                          Terminaling services                                    830                1,063
                          Corporate Services                                    1,275                1,530
                                                                        --------------      ---------------
                                                                                2,105                2,593
                                                                        --------------      ---------------

                 Eliminations                                                  (1,482)              (1,899)
                                                                        --------------      ---------------

                          Total revenues                                 $     32,709        $      30,364
                                                                        ==============      ===============


           OPERATING INCOME (LOSS)
                 Netherlands Antilles and the Caribbean                  $      3,157        $       2,610
                 Canada                                                          (256)                 889
                 United States                                                   (395)                (299)
                                                                        --------------      ---------------

                          Total operating income                         $      2,506        $       3,200
                                                                        ==============      ===============

         Revenues from terminaling services at St. Eustatius decreased approximately $0.7 million in the first quarter of 1998 as compared to the first quarter of 1997. Total throughput fell from 18.1 million barrels during the first quarter of 1997 to 15.3 million barrels during the first quarter of 1998 due primarily to reduced throughput of crude oil partially offset by higher throughput of fuel oil. Eight fewer vessels called at the St. Eustatius facility during the first quarter of 1998 than during the same period of 1997 resulting in lower revenues from docking charges. However, the overall percentage of capacity leased at this facility was 85% for the first quarter of 1998 compared to 81% for the same period in 1997 reflecting increases in the percentage of capacity leased for clean products and fuel oil tankage.

         Caribbean bunker and bulk product sales decreased $3.4 million, or 17.4%, in the first quarter of 1998 as compared to the first quarter of 1997 primarily as a result of lower comparative selling prices on bunker sales which reflect current market conditions. Metric tons of bunkers and bulk product sold increased 10.6% during the first three months of 1998 as compared to the first quarter of 1997. Average selling prices decreased 25.4% when comparing the first quarters of 1997 and 1998.

         The percentage of tank capacity leased at Point Tupper increased from 55% for the first quarter of 1997 to 86% for the first quarter of 1998. Total revenues from terminaling services at this facility increased 102.3% during the first three months of 1998 as compared to the same period of 1997. This increase was primarily the result of additional clean products and crude oil tankage leased and a nearly two and a half times increase in throughput barrels during the first three months of 1998 as compared to the same three month period in 1997. Additional throughput led to higher port charge revenues from vessels calling at this facility.

         Gross profit for the quarter ended March 31, 1998 was $5.0 million compared to $4.0 million for the same period in 1997, an increase of $1.0 million, or 25%. The increase in gross profit is primarily the result of the increased terminaling services revenue which typically produces higher gross margins than bunker and bulk product sales. Additionally, the Company realized higher gross margins on bunker sales during the first quarter of 1998 as compared to the first quarter of 1997 due to the higher volume of bunker sales which occurred during the first three months of 1998. Gross margin percentages of bunker sales at St. Eustatius may vary widely depending upon relative market selling prices and due to the fixed nature of delivery costs. As a result of lower average selling prices, the Company realized higher gross margins on lower bunker sales revenue during the first quarter of 1998 as compared to the first quarter of 1997.

         Administrative expenses were $1.8 million for the first three months of 1998 as compared to $1.5 million for the comparable period of 1997, an increase of $0.3 million, or 23%. The increase during the first quarter of 1998 as compared to the first quarter of 1997 is primarily the result of higher personnel costs.

         During the first quarters of 1997 and 1998, the $4.0 million of interest expense represented interest accrued on the 11-3/4% First Mortgage Notes due 2003 (the "Notes").

         In January 1997, Statia declared a common stock dividend in the amount of $1.35 million to enable its Parent to pay a management fee to Castle Harlan, Inc. for the period from November 1996 to November 1997. A similar dividend was declared in November 1997 for management fees related to the year ended November 1998.

         The following table sets forth for the periods indicated certain key statistics for each of the Company's operating locations.

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (Capacity and throughput in thousands of barrels)

                                                                  FOR THE QUARTER ENDED
                                                                        MARCH 31,
                                                            -----------------------------------
                                                                1997                 1998
                                                            --------------      ---------------
           Netherlands Antilles and
              the Caribbean
                             Total capacity                        11,334               11,334
                             Capacity leased                          81%                  85%
                             Throughput                            18,134               15,296
                             Vessel calls                             203                  195

           Canada
                             Total capacity                         7,404                7,404
                             Capacity leased                          55%                  86%
                             Throughput                             6,707               15,585
                             Vessel calls                              16                   31

           Texas
                             Total capacity                         1,649                1,649
                             Capacity leased                          48%                  42%
                             Throughput                               333                  863
                             Vessel calls                              26                   27

           All locations
                             Total capacity                        20,387               20,387
                             Capacity leased                          69%                  82%
                             Throughput                            25,174               31,744
                             Vessel calls                             245                  253


LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations has been the Company's primary source of liquidity during 1998. Cash provided by operations has been used to purchase property and equipment. Despite a net loss of $0.9 million for the three months ended March 31, 1998, the Company had positive cash flow from operations of $6.6 million for the quarter. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens and changes in various asset and liability accounts. At December 31, 1997, the Company had cash and cash equivalents on hand of $6.1 million compared to $10.3 million at March 31, 1998 (which included $8.0 million invested in time deposits maturing in April and May of 1998).

         During the first quarter of 1998, no significant changes have occurred in the Company's debt and equity financing arrangements. As of March 31, 1998, the Company had not borrowed under its $17.5 million revolving credit facility. This facility permits the Company to borrow in accordance with its available borrowing base which was estimated at $6.5 million ($5.5 million for STNV and $1.0 million for Statia Canada) as of March 31, 1998 and bears interest at the prime rate plus 50 basis points (9.0% at March 31, 1998). This facility is available for working capital needs and letter of credit financing.

         The Company's capital expenditure budget for 1998 totals $7.6 million and includes funds for expanding and sustaining its existing operations. During the first quarter of 1998, a majority of capital expenditures were related to sustaining the Company's existing operations including its terminal and marine equipment maintenance programs. Additional spending is contingent upon the disposition of certain assets held for sale and the addition of incremental terminaling business.

         Because certain of the Company's computer systems may not adequately handle changes brought about by the new millennium, the Company has developed a plan for dealing with potential Year 2000 issues, including upgrading existing software applications during 1998. The 1998 capital expenditure budget includes $0.7 million for such upgrades and certain non-recurring expenses will be incurred during 1998 for consultants. The cost of addressing the Year 2000 issue is not expected to significantly impact the Company's interaction with customers and suppliers, or future financial condition or results of operations.

                        CAPITAL EXPENDITURES BY LOCATION
                             (Dollars in thousands)

                                                                              FOR THE QUARTER ENDED
                                                                                    MARCH 31,
                                                                        -----------------------------------
                                                                            1997                 1998
                                                                        --------------      ---------------

           Netherlands Antilles and the Caribbean                        $        727       $        1,372

           Canada                                                                 114                  116

           United States                                                           96                  961
                                                                        --------------      ---------------

                                                                          $       937        $       2,449
                                                                        ==============      ===============



ASSETS HELD FOR SALE

         The Company's Brownsville, Texas facility, Statia Terminals Southwest, Inc., and the Company's emergency response vessel, M/V STATIA RESPONDER (formerly known as M/V MEGAN D. GAMBARELLA), are being held for sale. The following table sets forth, for the periods indicated, consolidated income from operations with adjustments to reflect operating loss from the Brownsville facility adjusted for certain on-going administrative expenses and certain expenses related to assets to be retained. Similar levels of revenues are anticipated to be earned and similar expenses incurred following disposition of the M/V STATIA RESPONDER; therefore, no adjustment has been reflected in the table for this vessel.

                    OPERATING INCOME FROM ON-GOING OPERATIONS
                             (Dollars in thousands)

                                                                              FOR THE QUARTER ENDED
                                                                                    MARCH 31,
                                                                        -----------------------------------
                                                                            1997                 1998
                                                                        --------------      ---------------

           Consolidated income from operations                          $       2,506       $        3,200

           Add:  Estimated adjustment for ongoing expenses                       (291)               (160)

           Less:  Operating income (loss) from Statia Terminals
                  Holdco II, Inc. and Statia Terminals Southwest, Inc.        (389)               (282)
                                                                        --------------      ---------------

           Consolidated income from on-going operations                 $       2,604       $        3,322
                                                                        ==============      ===============

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company periodically purchases refined petroleum products from its customers and others for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blend stocks for its customers. Petroleum inventories are held for short time periods, generally not exceeding ninety days. The Company does not presently have any derivative positions to hedge its inventory of petroleum products. The following table indicates the Company's aggregate carrying value of its petroleum products on hand at March 31, 1998 at average cost, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)

                                                      CARRYING               FAIR
                                                       AMOUNT                VALUE
                                                   ---------------       --------------
                     Petroleum Inventory
                          STNV                     $        1,371        $       1,369
                          Statia Canada                       491                  585
                                                   ---------------       --------------

                                                   $        1,862        $       1,954
                                                   ===============       ==============



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

                                    PART II.

                                OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS.

         Reference is made to "Item 3. Legal Proceedings" in the Company's 1997 Annual Report on Form 10-K for complete discussion. There have been no material developments in the Company's legal proceedings since December 31, 1997.


                         ITEM 2. CHANGES IN SECURITIES.

                                      None.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                                      None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                 Not applicable.

                           ITEM 5. OTHER INFORMATION.

         On May 11, 1998, Statia Canada signed a Statement of Intent with Sable Offshore Energy, Inc. ("SOEI") with regard to a long-term lease of a portion of Statia Canada's land and the storage and throughput of SOEI's products. Subject to certain conditions precedent, SOEI will lease the proposed site, build a natural gas liquids ("NGLs") fractionation plant, storage and rail handling facilities on the site, and lease over 500,000 barrels of Statia Canada's existing storage capacity. The fractionation plant will process an average of 20,000 barrels per day of NGLs extracted from the Sable Island region of Nova Scotia, Canada, and delivered via pipeline to the fractionation plant from SOEI's Goldboro Gas Processing Plant in Guysborough County, Nova Scotia. While the NGL volumes will vary according to field source and production rates, the fractionation plant is expected to produce about 10,300 barrels per day of condensate (light oil), 6,250 barrels a day of propane, and about 3,250 barrels per day of butane.

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

Date:    May 14, 1998

                                          By:   /S/ JAMES F. BRENNER

                                                   James F. Brenner
                                                   Vice President - Finance
                                                   (As Authorized Officer)

                                          STATIA TERMINALS CANADA, INCORPORATED

                                                   (Registrant)

Date:    May 14, 1998

                                          By:   /S/ JAMES F. BRENNER

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