Form 10-Q
period 1998-06-30
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 1998-08-13
CIK 1029101, 1029102

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

                              --------------------

         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes  X   No _____

         The equity securities of the registrants have not been, and are not required to be, registered under either the Securities Act of 1933 or the Securities Exchange Act of 1934.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                      PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                  Consolidated Condensed Balance Sheets                      1
                  Consolidated Condensed Statements of Income (Loss)
                      and Accumulated Deficit                                2
                  Consolidated Condensed Statements of Cash Flows            3
                  Notes to Consolidated Condensed Financial Statements       4
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             14
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19
Item 2.  Changes in Securities                                               19
Item 3.  Defaults Upon Senior Securities                                     19
Item 4.  Submission of Matters to a Vote of Security Holders                 19
Item 5.  Other Information                                                   19
Item 6.  Exhibits and Reports on Form 8-K                                    20

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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                        DECEMBER 31,           JUNE 30,
                                                            1997                 1998
                                                      ----------------     ----------------
                                                                             (UNAUDITED)
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $       6,083        $       8,589
   Accounts receivable-
      Trade, net                                               10,092                7,797
      Other                                                     2,347                2,098
   Inventory, net                                               1,247                1,163
   Prepaid expenses                                               269                2,136
   Assets held for sale, net                                   20,000               16,000
                                                      ----------------     ----------------
           Total current assets                                40,038               37,783

PROPERTY AND EQUIPMENT, net                                   198,529              197,554

OTHER NONCURRENT ASSETS, net                                    5,661                5,199
                                                      ----------------     ----------------
           Total assets                                 $     244,228        $     240,536
                                                      ================     ================
  LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable                                     $       7,788        $       7,155
   Accrued interest payable                                     2,027                2,027
   Other accrued expenses                                       7,587                7,883
                                                      ----------------     ----------------
           Total current liabilities                           17,402               17,065

LONG-TERM DEBT                                                135,000              135,000
                                                      ----------------     ----------------
           Total liabilities                                  152,402              152,065
                                                      ----------------     ----------------
STOCKHOLDER'S EQUITY SUBJECT TO REDUCTION                      20,000               16,000

STOCKHOLDER'S EQUITY:
   Common stock                                                     6                    6
   Additional paid-in capital                                  78,494               82,494
   Accumulated deficit                                         (6,674)             (10,029)
                                                      ----------------     ----------------
           Total stockholder's equity                          71,826               72,471
                                                      ----------------     ----------------
           Total liabilities and stockholder's equity   $     244,228        $     240,536
                                                      ================     ================

         The accompanying notes are an integral part of these condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
   CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) AND ACCUMULATED DEFICIT
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                        -----------------------------------     -----------------------------------
                                                             1997                1998                1997                1998
                                                        ----------------    ---------------     ---------------     ---------------
REVENUES                                                   $    33,148         $    36,472         $    65,857         $    66,836

COSTS OF SERVICES AND PRODUCTS SOLD                             28,595              28,812              57,091              53,932
                                                        ----------------    ---------------     ---------------     ---------------
             Gross profit                                        4,553               7,660               8,766              12,904

VALUATION ADJUSTMENT
             ON ASSET HELD FOR SALE                                -                 4,000                -                  4,000

ADMINISTRATIVE EXPENSES                                          1,703               1,993               3,182               3,809
                                                        ----------------    ---------------     ---------------     ---------------
             Income from operations                              2,850               1,667               5,584               5,095

INTEREST EXPENSE                                                 4,225               4,218               8,430               8,445

INTEREST INCOME                                                    102                 104                 226                 214
                                                        ----------------    ---------------     ---------------     ---------------
             Loss before provision for income taxes             (1,273)             (2,447)             (2,620)             (3,136)

PROVISION FOR INCOME TAXES                                          30                  14                 233                 219
                                                        ----------------    ---------------     ---------------     ---------------
             Net loss                                           (1,303)             (2,461)             (2,853)             (3,355)

ACCUMULATED DEFICIT, beginning of period                        (2,995)             (7,568)                (95)             (6,674)

COMMON STOCK DIVIDENDS                                             -                  -                 (1,350)               -
                                                        ----------------    ---------------     ---------------     ---------------
   ACCUMULATED DEFICIT, end of period                      $    (4,298)        $   (10,029)        $    (4,298)        $   (10,029)
                                                        ================    ===============     ===============     ===============

         The accompanying notes are an integral part of these condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,
                                                       ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                       1997                1998
                                                       --------------     ---------------
   Net loss                                             $     (2,853)       $     (3,355)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation and amortization                        5,384               5,850
          Valuation adjustment on asset held for sale            -                 4,000
          Provision for spare parts inventory                    -                   346
          (Gain) loss on disposition of property                  (3)                  6
          Decrease in accounts receivable-trade, net           4,929               2,295
          Decrease in other receivables                        1,810                 249
          Decrease in inventory                                2,172                  84
         (Increase) decrease in prepaid expenses                  81              (1,867)
          Increase in other non-current assets                  (121)                (96)
          Decrease in accounts payable                        (1,829)               (633)
          Increase (decrease) in accrued expenses             (6,437)                796
                                                       --------------     ---------------
           Net cash provided by operating activities           3,133               7,675
                                                       --------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                         (2,303)             (5,169)
   Proceeds from sale of property and equipment                    6                 -
                                                       --------------     ---------------
           Net cash used in investing activities              (2,297)             (5,169)
                                                       --------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                             (1,350)               -
                                                       --------------     ---------------
           Net cash used in financing activities              (1,350)               -
                                                       --------------     ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (514)              2,506

CASH AND CASH EQUIVALENTS, beginning of period                 9,264               6,083
                                                       --------------     ---------------
CASH AND CASH EQUIVALENTS, end of period                $      8,750        $      8,589
                                                       ==============     ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                           $        199       $         224
   Cash paid for interest                               $      7,403       $       7,989

         The accompanying notes are an integral part of these condensed financial statements.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals International N.V. ("Statia") and its subsidiaries (together with Statia, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 1998 and the results of operations and cash flows for the three and six months ended June 30, 1998 and 1997. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130 -- "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. For the three and six months ended June 30, 1997 and 1998, there were no differences between net income and comprehensive income.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 -- "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes certain standards of accounting for derivative instruments including specific hedge accounting criteria. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 although earlier adoption is allowed. Management has not yet quantified the impacts of adopting SFAS No. 133 and has not determined when the Company will adopt SFAS No. 133. However, management expects that the impact of SFAS No. 133 will be immaterial.

2.  RECLASSIFICATIONS

         Certain amounts in the prior year consolidated condensed financial statements have been reclassified to conform to the current year presentation.

         Interest expense for the three and six months ended June 30, 1998 includes $228 and $456, respectively, of amortization expense related to deferred financing costs. The same amounts were reclassified for the three months and six months ended June 30, 1997 for comparative purposes.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                             (DOLLARS IN THOUSANDS)

3.  ASSET HELD FOR SALE

         On July 29, 1998, the Company sold a subsidiary, Statia Terminals Southwest, Inc. ("Southwest"), which owns storage and transshipment facilities located in Brownsville, Texas, for $6,500 in cash resulting in net proceeds of approximately $6,000. The Company retained certain of the pre-closing assets and liabilities of Southwest consisting primarily of accounts receivable and accrued expenses and agreed to indemnify the purchaser for certain contingent legal and environmental matters up to a maximum of $500. No provision has been made in the Company's financial statements for these contingent matters as management believes it is not probable the Company will ever be required to provide such indemnification.

          During the quarter ended June 30, 1998, the Company recognized a valuation adjustment of $4,000 representing the difference between the anticipated net proceeds from the sale of Southwest and the carrying amount of the related assets. The valuation adjustment is an estimate and may be adjusted. However, management anticipates that any such adjustment in future periods would not be material. The Company has recorded a valuation allowance against the tax asset resulting from the valuation adjustment, as management believes it is not likely the net deferred tax asset will be utilized in the future. Therefore, the valuation adjustment had no net effect on the provision for income taxes.

         The following unaudited pro forma consolidated results of operations for the six-month periods ended June 30, 1997 and 1998 were prepared to illustrate the estimated effects of the sale of Southwest as if it had occurred at the beginning of each of these respective six-month periods. The figures below exclude operating results of Southwest and the valuation adjustment on asset held for sale for the periods indicated.

                                             FOR THE SIX MONTHS ENDED
                                                     JUNE 30,
                                         ---------------------------------
                                             1997               1998
                                         --------------     --------------
              Revenues                    $     64,952       $     65,223
              Income from operations      $      6,135       $      9,156
              Net income (loss)           $     (2,290)      $        713

         This pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations which would have been obtained had the sale of Southwest been completed on the dates indicated or the results of operations for any future date or period (see
Exhibit 99.1 to this Form 10-Q for additional information related to the sale of Southwest).

4.  FINANCIAL STATEMENTS BY JURISDICTION

         In connection with certain transactions, the Company issued 11-3/4% First Mortgage Notes (the "Notes") in 1996. The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of Statia, other than Statia Terminals Canada, Incorporated ("Statia Canada") which is a co-obligor on the Notes. Each of the subsidiary guarantors is, directly or indirectly, wholly-owned by Statia. The Company has certain inactive, non-guaranteeing subsidiaries which are inconsequential, individually and in the aggregate, and which have no assets, liabilities or operations, and are in process of being dissolved by the Company. The following combining condensed financial data illustrates the composition of the Company's subsidiary guarantors combined by jurisdiction. The enforceability of the guarantees may be affected differently under the laws of the applicable jurisdictions. Separate financial statements of the subsidiaries are not presented because management of the Company has determined that they are not material to investors.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                        COMBINING CONDENSED BALANCE SHEET
                                DECEMBER 31, 1997

                                                               GUARANTEEING SUBSIDIARIES
                                                -----------------------------------------------------
                                                STATIA TERMINALS               NETHERLANDS
                                                  CANADA, INC.      STATIA       ANTILLES
                              STATIA TERMINALS    (INCLUDES ALL   TERMINALS     OTHER THAN            RECLASSIFICATIONS
                             INTERNATIONAL N.V.     CANADIAN         N.V.         STATIA      UNITED          AND       CONSOLIDATED
              ASSETS          (UNCONSOLIDATED)      ENTITIES)    CONSOLIDATED TERMINALS N.V.  STATES     ELIMINATIONS       TOTAL
              ------         ------------------ ---------------- ------------ -------------- -------- ----------------- ------------
CURRENT ASSETS:
   Cash and cash equivalents       $     1           $  1,241     $   4,593     $      21    $    227      $   -          $   6,083
   Accounts receivable, net           -                 1,961        10,148             1         329          -             12,439
   Inventory                          -                   533           714         -            -             -              1,247
   Prepaid expenses                   -                    57            78             1         133          -                269
   Assets held for sale               -                  -           10,000         -          10,000          -             20,000
                                   -------           --------     ---------     ---------    --------      ---------      ---------
       Total current assets              1              3,792        25,533            23      10,689          -             40,038

PROPERTY AND EQUIPMENT, net           -                28,651       168,788         1,215        (125)         -            198,529

INVESTMENT IN SUBSIDIARIES          77,310               -            -           181,609         205       (259,124)          -

OTHER NONCURRENT ASSETS               -                 1,174         4,321             1         165          -              5,661
                                   -------           --------     ---------     ---------    --------      ---------      ---------

       Total assets                $77,311           $ 33,617     $ 198,642     $ 182,848    $ 10,934      $(259,124)     $ 244,228
                                   =======           ========     =========     =========    ========      =========      =========
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
CURRENT LIABILITIES:
   Accounts payable and
     accrued liabilities           $   172           $  3,121     $  11,731     $      70    $  2,250      $   -          $  17,344
   Payable to (receivable
     from) affiliates              (14,687)               288         7,119          (664)     (1,998)        10,000             58
                                   -------           --------     ---------     ---------    --------      ---------      ---------
       Total current
           liabilities             (14,515)             3,409        18,850          (594)        252         10,000         17,402

LONG-TERM DEBT                        -                28,060       106,940         -            -             -            135,000
                                   -------           --------     ---------     ---------    --------      ---------      ---------
       Total liabilities           (14,515)            31,469       125,790          (594)        252         10,000        152,402
                                   -------           --------     ---------     ---------    --------      ---------      ---------
EQUITY SUBJECT TO
    REDUCTION                       20,000               -           10,000         -          10,000        (20,000)        20,000

STOCKHOLDERS' EQUITY:
   Common stock                          6               -           19,395            12           1        (19,408)             6
   Additional paid-in
       capital                      78,494              2,266        45,241       184,880       3,000       (235,387)        78,494
   Retained earnings
       (deficit)                    (6,674)              (118)       (1,784)       (1,450)     (2,319)         5,671         (6,674)
                                   -------           --------     ---------     ---------    --------      ---------      ---------
       Total stockholders'
           equity                   71,826              2,148        62,852       183,442         682       (249,124)        71,826
                                   -------           --------     ---------     ---------    --------      ---------      ---------
       Total liabilities
          and stockholders'
          equity                   $77,311           $ 33,617     $ 198,642     $ 182,848    $ 10,934      $(259,124)     $ 244,228
                                   =======           ========     =========     =========    ========      =========      =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                      COMBINING CONDENSED INCOME STATEMENT
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                                               GUARANTEEING SUBSIDIARIES
                                                -----------------------------------------------------
                                                STATIA TERMINALS               NETHERLANDS
                                                  CANADA, INC.      STATIA       ANTILLES
                              STATIA TERMINALS    (INCLUDES ALL   TERMINALS     OTHER THAN            RECLASSIFICATIONS
                             INTERNATIONAL N.V.     CANADIAN         N.V.         STATIA      UNITED          AND       CONSOLIDATED
                              (UNCONSOLIDATED)      ENTITIES)    CONSOLIDATED TERMINALS N.V.  STATES     ELIMINATIONS       TOTAL
                             ------------------ ---------------- ------------ -------------- -------- ----------------- ------------
REVENUES                         $     527         $   4,642      $  29,332       $   644    $  2,150      $ (4,147)     $   33,148

COST OF SERVICES AND
    PRODUCTS SOLD                     -                3,559         25,685           114         740        (1,503)         28,595
                                 ---------         ---------      ---------       -------    --------      --------      ----------
    Gross profit                       527             1,083          3,647           530       1,410        (2,644)          4,553

ADMINISTRATIVE EXPENSES                121               557            837           -         1,775        (1,587)          1,703
                                 ---------         ---------      ---------       -------    --------      --------      ----------
    Income (loss) from
        operations                     406               526           2,810          530        (365)       (1,057)          2,850

INTEREST EXPENSE                      -                  864           3,361         -           -             -              4,225

INTEREST INCOME                          4                 6              86         -              6          -                102
                                 ---------         ---------      ---------       -------    --------      --------      ----------
    Income (loss) before
        provision for
        income taxes                   410              (332)          (465)          530        (359)       (1,057)         (1,273)

PROVISION FOR INCOME TAXES            -                   15             71          -            (56)         -                 30
                                 ---------         ---------      ---------       -------    --------      --------      ----------
    Net income (loss)                  410              (347)          (536)          530        (303)       (1,057)         (1,303)

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS               (1,713)             -              -             (883)         (1)        2,597           -
                                 ---------         ---------      ---------       -------    --------      --------      ----------
    Net income (loss)
        available to
        common
        stockholders             $  (1,303)        $    (347)     $    (536)      $  (353)   $   (304)     $  1,540      $   (1,303)
                                 =========         =========      =========       =======    ========      ========      ==========
DEPRECIATION AND
   AMORTIZATION EXPENSE          $    -            $     484      $   1,946       $    12    $    252      $   -         $    2,694
                                 =========         =========      =========       =======    ========      ========      ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                      COMBINING CONDENSED INCOME STATEMENT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                               GUARANTEEING SUBSIDIARIES
                                                -----------------------------------------------------
                                                STATIA TERMINALS               NETHERLANDS
                                                  CANADA, INC.      STATIA       ANTILLES
                              STATIA TERMINALS    (INCLUDES ALL   TERMINALS     OTHER THAN            RECLASSIFICATIONS
                             INTERNATIONAL N.V.     CANADIAN         N.V.         STATIA      UNITED          AND       CONSOLIDATED
                              (UNCONSOLIDATED)      ENTITIES)    CONSOLIDATED TERMINALS N.V.  STATES     ELIMINATIONS       TOTAL
                             ------------------ ---------------- ------------ -------------- -------- ----------------- ------------
REVENUES                         $     528         $   7,363      $  58,633       $   745    $  4,256      $ (5,668)     $   65,857

COST OF SERVICES AND
    PRODUCTS SOLD                     -                6,026         50,823           215       1,402        (1,375)         57,091
                                 ---------         ---------      ---------       -------    --------      --------      ----------
    Gross profit                       528             1,337          7,810           530       2,854        (4,293)          8,766

ADMINISTRATIVE EXPENSES                138             1,019          1,652          -          3,611        (3,238)          3,182
                                 ---------         ---------      ---------       -------    --------      --------      ----------
    Income (loss) from
        operations                     390               318          6,158           530        (757)       (1,055)          5,584

INTEREST EXPENSE                      -                1,753          6,672          -              5          -              8,430

INTEREST INCOME                         59                14            143          -             10          -                226
                                 ---------         ---------      ---------       -------    --------      --------      ----------
    Income (loss) before
        provision for
        income taxes                   449            (1,421)          (371)          530        (752)       (1,055)         (2,620)

PROVISION FOR INCOME TAXES            -                   39            140             8          46          -                233
                                 ---------         ---------      ---------       -------    --------      --------      ----------
    Net income (loss)                  449            (1,460)          (511)          522        (798)       (1,055)         (2,853)

EARNINGS (LOSS) FROM
    EQUITY INVESTMENTS              (3,302)             -              -           (1,971)        (11)        5,284            -
                                 ---------         ---------      ---------       -------    --------      --------      ----------
    Net income (loss)
        available to
        common
        stockholders             $  (2,853)        $  (1,460)     $    (511)      $(1,449)   $   (809)     $  4,229      $   (2,853)
                                 =========         =========      =========       =======    ========      ========      ==========
DEPRECIATION AND
   AMORTIZATION EXPENSE          $    -            $     970      $   3,892       $    19    $    503      $   -         $    5,384
                                 =========         =========      =========       =======    ========      ========      ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                   COMBINING CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                               GUARANTEEING SUBSIDIARIES
                                                -----------------------------------------------------
                                                STATIA TERMINALS               NETHERLANDS
                                                  CANADA, INC.      STATIA       ANTILLES
                              STATIA TERMINALS    (INCLUDES ALL   TERMINALS     OTHER THAN            RECLASSIFICATIONS
                             INTERNATIONAL N.V.     CANADIAN         N.V.         STATIA      UNITED          AND       CONSOLIDATED
                              (UNCONSOLIDATED)      ENTITIES)    CONSOLIDATED TERMINALS N.V.  STATES     ELIMINATIONS       TOTAL
                             ------------------ ---------------- ------------ -------------- -------- ----------------- ------------
CASH FLOWS FROM OPERATING
    ACTIVITIES:
    Net cash provided by
        (used in) operating
        activities               $  (5,714)        $  (101)       $  8,540        $    519     $  946      $ (1,057)      $  3,133
                                 ---------         -------        --------        --------     ------      --------       --------
CASH FLOWS FROM INVESTING
    ACTIVITIES:
    Purchase of property
        and equipment                 -               (379)         (1,759)             (1)      (167)            3         (2,303)
    Proceeds from sale
        property and
        equipment                     -               -               -               -             6          -                 6
                                 ---------         -------        --------        --------     ------      --------       --------
        Net cash used in
            investing
            activities                -               (379)         (1,759)             (1)      (161)            3         (2,297)
                                 ---------         -------        --------        --------     ------      --------       --------
CASH FLOWS FROM FINANCING
    ACTIVITIES:
    Dividends paid                  (1,350)           -               (527)           (527)      -            1,054         (1,350)
                                 ---------         -------        --------        --------     ------      --------       --------
        Net cash used in
           financing
           activities               (1,350)           -               (527)           (527)      -            1,054         (1,350)
                                 ---------         -------        --------        --------     ------      --------       --------
INCREASE (DECREASE) IN
    CASH AND CASH
    EQUIVALENTS                     (7,064)           (480)          6,254              (9)       785          -              (514)

CASH AND CASH EQUIVALENTS,
    beginning of period              7,065             854           1,304              41       -             -             9,264
                                 ---------         -------        --------        --------     ------      --------       --------
CASH AND CASH EQUIVALENTS,
    end of period                $       1         $   374        $  7,558        $     32     $  785      $   -          $  8,750
                                 =========         =======        ========        ========     ======      ========       ========

              STATIA TERMINALS INTERNATIONAL, N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                        COMBINING CONDENSED BALANCE SHEET
                                  JUNE 30, 1998

                                                               GUARANTEEING SUBSIDIARIES
                                                -----------------------------------------------------
                                                STATIA TERMINALS               NETHERLANDS
                                                  CANADA, INC.      STATIA       ANTILLES
                              STATIA TERMINALS    (INCLUDES ALL   TERMINALS     OTHER THAN            RECLASSIFICATIONS
                             INTERNATIONAL N.V.     CANADIAN         N.V.         STATIA      UNITED          AND       CONSOLIDATED
              ASSETS          (UNCONSOLIDATED)      ENTITIES)    CONSOLIDATED TERMINALS N.V.  STATES     ELIMINATIONS       TOTAL
              ------         ------------------ ---------------- ------------ -------------- -------- ----------------- ------------
CURRENT ASSETS:
   Cash and cash equivalents       $     8           $  1,127     $   7,247     $      12    $    195      $   -          $   8,589
   Accounts receivable, net           -                 2,062         7,428             1         404          -              9,895
   Inventory                          -                   427           736         -            -             -              1,163
   Prepaid expenses                   -                   106            33         -           1,997          -              2,136
   Assets held for sale, net          -                  -           10,000         -           6,000          -             16,000
                                   -------           --------     ---------     ---------    --------      ---------      ---------
      Total current assets               8              3,722        25,444            13       8,596          -             37,783

PROPERTY AND EQUIPMENT, net           -                27,971       167,857         1,147         579          -            197,554

INVESTMENT IN SUBSIDIARIES          80,515               -             -          180,267         196       (260,978)          -

OTHER NONCURRENT ASSETS               -                 1,077         3,960             1         161           -             5,199
                                   -------           --------     ---------     ---------    --------      ---------      ---------
           Total assets            $80,523           $ 32,770     $ 197,261     $ 181,428    $  9,532      $(260,978)     $ 240,536
                                   =======           ========     =========     =========    ========      =========      =========
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
CURRENT LIABILITIES:
   Accounts payable and
      accrued liabilities          $   280           $  3,128     $  11,603     $      34    $  2,076      $      (1)     $  17,120
   Payable to (receivable
      from) affiliates              (8,228)            (1,574)         (813)         (673)      5,233          6,000            (55)
                                   -------           --------     ---------     ---------    --------      ---------      ---------
      Total current
         liabilities                (7,948)             1,554        10,790          (639)      7,309          5,999         17,065

LONG-TERM DEBT                        -                28,060       106,940          -           -              -           135,000
                                   -------           --------     ---------     ---------    --------      ---------      ---------
      Total liabilities             (7,948)            29,614       117,730          (639)      7,309          5,999        152,065
                                   -------           --------     ---------     ---------    --------      ---------      ---------
EQUITY SUBJECT TO REDUCTION         16,000               -           10,000          -          6,000        (16,000)        16,000

STOCKHOLDERS' EQUITY:
   Common stock                          6               -           19,395            12        -           (19,407)             6
   Additional paid-in capital       82,494              2,266        51,591       182,201       3,000       (239,058)        82,494
   Retained earnings (deficit)     (10,029)               890        (1,455)         (146)     (6,777)         7,488        (10,029)
                                   -------           --------     ---------     ---------    --------      ---------      ---------
      Total stockholders'
         equity                     72,471              3,156        69,531       182,067      (3,777)      (250,977)        72,471
                                   -------           --------     ---------     ---------    --------      ---------      ---------
      Total liabilities and
         stockholders' equity      $80,523           $ 32,770     $ 197,261     $ 181,428    $  9,532      $(260,978)     $ 240,536
                                   =======           ========     =========     =========    ========      =========      =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                      COMBINING CONDENSED INCOME STATEMENT
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                                               GUARANTEEING SUBSIDIARIES
                                                -----------------------------------------------------
                                                STATIA TERMINALS               NETHERLANDS
                                                  CANADA, INC.      STATIA       ANTILLES
                              STATIA TERMINALS    (INCLUDES ALL   TERMINALS     OTHER THAN            RECLASSIFICATIONS
                             INTERNATIONAL N.V.     CANADIAN         N.V.         STATIA      UNITED          AND       CONSOLIDATED
                              (UNCONSOLIDATED)      ENTITIES)    CONSOLIDATED TERMINALS N.V.  STATES     ELIMINATIONS       TOTAL
                             ------------------ ---------------- ------------ -------------- -------- ----------------- ------------
REVENUES                         $    -            $   5,149      $  30,318       $   128    $  2,901      $ (2,024)     $   36,472

COST OF SERVICES AND
   PRODUCTS SOLD                      -                2,706         25,102           151       1,190          (337)         28,812
                                 ---------         ---------      ---------       -------    --------      --------      ----------
   Gross profit                       -                2,443          5,216           (23)      1,711        (1,687)          7,660

VALUATION ADJUSTMENT ON
   ASSET HELD FOR SALE                -                 -              -             -          4,000          -              4,000

ADMINISTRATIVE EXPENSES                145               607          1,078          -          1,850        (1,687)          1,993
                                 ---------         ---------      ---------       -------    --------      --------      ----------
   Income (loss) from
      operations                      (145)            1,836          4,138           (23)     (4,139)         -              1,667

INTEREST EXPENSE                      -                  876          3,340          -              8            (6)          4,218

INTEREST INCOME                       -                   10             99          -              1            (6)            104
                                 ---------         ---------      ---------       -------    --------      --------      ----------
   Income (loss) before
      provision for
      income taxes                    (145)              970            897           (23)     (4,146)         -             (2,447)

PROVISION FOR INCOME
   TAXES                                 7                14             (4)           (6)          3          -                 14
                                 ---------         ---------      ---------       -------    --------      --------      ----------
   Net income (loss)                  (152)              956            901           (17)     (4,149)         -             (2,461)

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS               (2,309)             -              -            1,857         (10)          462            -
                                 ---------         ---------      ---------       -------    --------      --------      ----------
   Net income (loss)
      available to
      common stockholders        $  (2,461)        $     956      $     901       $ 1,840    $ (4,159)     $    462      $   (2,461)
                                 =========         =========      =========       =======    ========      ========      ==========
DEPRECIATION AND
   AMORTIZATION EXPENSE          $    -            $     482      $   2,047       $    34    $    380      $   -         $    2,943
                                 =========         =========      =========       =======    ========      ========      ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                      COMBINING CONDENSED INCOME STATEMENT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                               GUARANTEEING SUBSIDIARIES
                                                -----------------------------------------------------
                                                STATIA TERMINALS               NETHERLANDS
                                                  CANADA, INC.      STATIA       ANTILLES
                              STATIA TERMINALS    (INCLUDES ALL   TERMINALS     OTHER THAN            RECLASSIFICATIONS
                             INTERNATIONAL N.V.     CANADIAN         N.V.         STATIA      UNITED          AND       CONSOLIDATED
                              (UNCONSOLIDATED)      ENTITIES)    CONSOLIDATED TERMINALS N.V.  STATES     ELIMINATIONS       TOTAL
                             ------------------ ---------------- ------------ -------------- -------- ----------------- ------------
REVENUES                         $    -            $   9,628      $  55,422       $   257    $  5,494      $ (3,965)     $   66,836

COST OF SERVICES AND
   PRODUCTS SOLD                      -                5,697         46,314           286       2,383          (748)         53,932
                                 ---------         ---------      ---------       -------    --------      --------      ----------
   Gross profit                       -                3,931          9,108           (29)      3,111        (3,217)         12,904

VALUATION ADJUSTMENT ON
   ASSET HELD FOR SALE                -                 -              -             -          4,000          -              4,000

ADMINISTRATIVE EXPENSES                195             1,158          2,124          -          3,549        (3,217)          3,809
                                 ---------         ---------      ---------       -------    --------      --------      ----------
   Income (loss) from
      operations                      (195)            2,773          6,984           (29)     (4,438)         -              5,095

INTEREST EXPENSE                      -                1,756          6,686          -              9            (6)          8,445

INTEREST INCOME                       -                   23            195          -              2            (6)            214
                                 ---------         ---------      ---------       -------    --------      --------      ----------
   Income (loss) before
      provision for
      income taxes                    (195)            1,040            493           (29)     (4,445)         -             (3,136)

PROVISION FOR INCOME
   TAXES                                14                32            164             4           5          -                219
                                 ---------         ---------      ---------       -------    --------      --------      ----------
   Net income (loss)                  (209)            1,008            329           (33)     (4,450)         -             (3,355)

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS               (3,146)             -              -            1,337          (8)        1,817            -
                                 ---------         ---------      ---------       -------    --------      --------      ----------
   Net income (loss)
      available to
      common stockholders        $  (3,355)        $   1,008      $     329       $ 1,304    $ (4,458)     $  1,817      $   (3,355)
                                 =========         =========      =========       =======    ========      ========      ==========
DEPRECIATION AND
   AMORTIZATION EXPENSE          $    -            $     962      $   4,095       $    68    $    725      $   -         $    5,850
                                 =========         =========      =========       =======    ========      ========      ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                   COMBINING CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                                               GUARANTEEING SUBSIDIARIES
                                                                -----------------------------------------------------
                                                                STATIA TERMINALS               NETHERLANDS
                                                                  CANADA, INC.      STATIA       ANTILLES
                                              STATIA TERMINALS    (INCLUDES ALL   TERMINALS     OTHER THAN
                                             INTERNATIONAL N.V.     CANADIAN         N.V.         STATIA      UNITED   CONSOLIDATED
                                              (UNCONSOLIDATED)      ENTITIES)    CONSOLIDATED TERMINALS N.V.  STATES       TOTAL
                                             ------------------ ---------------- ------------ -------------- --------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
      operating activities                       $       7         $    72        $  5,803        $     (9)   $1,802     $  7,675
                                                 ---------         -------        --------        --------    ------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                 -               (186)         (3,149)           -       (1,834)      (5,169)
                                                 ---------         -------        --------        --------    ------     --------
         Net cash used in investing
            activities                                -               (186)         (3,149)           -       (1,834)      (5,169)
                                                 ---------         -------        --------        --------    ------     --------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      7            (114)          2,654              (9)      (32)       2,506

CASH AND CASH EQUIVALENTS,
   beginning of period                                   1           1,241           4,593              21       227        6,083
                                                 ---------         -------        --------        --------    ------     --------
CASH AND CASH EQUIVALENTS,
   end of period                                 $       8         $ 1,127        $  7,247        $     12    $  195     $  8,589
                                                 =========         =======        ========        ========    ======     ========

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals International N.V. and its Subsidiaries as of June 30, 1998 and the three month and six month periods ended June 30, 1998 and 1997 included herein. Reference should also be made to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1997 including the Consolidated Financial Statements of the Company, Statia Canada and Statia Terminals N.V. ("STNV").

RESULTS OF OPERATIONS

         Total revenues for the three months ended June 30, 1998 were $36.5 million compared to $33.1 million for the same period in 1997, an increase of $3.3 million, or 10.0%. Total revenues for the six months ended June 30, 1998 were $66.8 million compared to $65.9 million for the same period in 1997, an increase of $1.0 million, or 1.5%. The revenue increases resulted primarily from increased terminaling services revenue (consisting of storage, throughput, docking charges, emergency response fees and other terminal charges) at the Company's St. Eustatius, Netherlands Antilles; Point Tupper, Canada; and Brownsville, Texas facilities partially offset by reduced bunker and bulk product sales revenues at St. Eustatius and Point Tupper. The improvement in terminaling service revenue for the first half of 1998 compared to 1997 is partially due to (i) the Company's ability to attract additional customers who use the Company's facilities as part of their strategic distribution networks, and (ii) the recent contango conditions in the petroleum market.

                REVENUES AND OPERATING INCOME (LOSS) BY LOCATION
                             (Dollars in thousands)

                                                   FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                            JUNE 30,                              JUNE 30,
                                               -----------------------------------    ----------------------------------
                                                    1997                1998               1997               1998
                                               ----------------    ---------------    ---------------    ---------------
REVENUES
      Netherlands Antilles and the Caribbean
               Terminaling services               $     8,529         $    10,986        $    18,276        $    19,995
               Bunker and bulk product sales           20,893              19,254             40,492             35,436
                                               ----------------    ---------------    ---------------    ---------------
                                                       29,422              30,240             58,768             55,431
                                               ----------------    ---------------    ---------------    ---------------
      Canada
               Terminaling services                     3,577               4,951              5,791              9,430
               Bunker and bulk product sales            1,065                 198              1,572                198
                                               ----------------    ---------------    ---------------    ---------------
                                                        4,642               5,149              7,363              9,628
                                               ----------------    ---------------    ---------------    ---------------
      United States
               Terminaling services*                      755               1,214              1,585              2,277
               Corporate Services                       1,395               1,687              2,671              3,217
                                               ----------------    ---------------    ---------------    ---------------
                                                        2,150               2,901              4,256              5,494
                                               ----------------    ---------------    ---------------    ---------------
      Eliminations                                     (3,066)             (1,818)            (4,530)            (3,717)
                                               ----------------    ---------------    ---------------    ---------------
               Total revenues                     $    33,148         $    36,472        $    65,857        $    66,836
                                               ================    ===============    ===============    ===============
OPERATING INCOME (LOSS)
      Netherlands Antilles and the Caribbean      $     2,689         $     3,970        $     6,023        $     6,760
      Canada                                              526               1,836                318              2,773
      United States*                                     (365)             (4,139)              (757)            (4,438)
                                               ----------------    ---------------    ---------------    ---------------
               Total operating income             $     2,850         $     1,667        $     5,584        $     5,095
                                               ================    ===============    ===============    ===============

* As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements and elsewhere in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company sold its Brownsville, Texas facility on July 29, 1998.

                   Revenues from terminaling services at St. Eustatius increased approximately $3.8 million and $3.1 million in the second quarter and first six months of 1998, respectively, as compared to the same periods of 1997. Total throughput increased from 15.1 million barrels during the second quarter of 1997 to 16.2 million barrels during the second quarter of 1998 due primarily to higher throughput of clean products partially offset by reduced throughput of crude oil and fuel oil. Total throughput decreased from 33.2 million barrels during the first six months of 1997 to 31.5 million barrels during the same period of 1998 due primarily to reduced throughput of crude oil and fuel oil partially offset by higher throughput of clean products. Fifteen and seven more vessels called at the St. Eustatius facility during the second quarter and first six months of 1998, respectively, than during the same periods of 1997 resulting in higher revenues from docking charges. For the second quarter and first six months of 1998, the overall percentage of capacity leased at this facility was 93% and 89%, respectively, compared to 75% and 78% for the same periods of 1997, respectively, reflecting increases in the percentage of capacity leased for clean products and fuel oil tankage.

         Caribbean bunker and bulk product sales decreased $1.6 million, or 7.8%, and $5.1 million, or 12.5%, in the second quarter and first six months of 1998, respectively, as compared to the same periods of 1997 primarily as a result of lower comparative selling prices on bunker sales reflecting current market conditions. Average selling prices decreased 28.3% and 27.9%, respectively, when comparing the second quarter and first six months of 1998 with the same periods of 1997. However, metric tons of bunkers and bulk product sold increased 28.5% and 21.3% during the second quarter and first six months of 1998, respectively, as compared to the same periods of 1997 resulting in higher gross profit from these sales.

         The percentage of tank capacity leased at Point Tupper increased from 65% and 60% for the second quarter and first six months of 1997, respectively, to 89% and 88% for the same periods of 1998, respectively. These increases were primarily the result of additional crude oil and clean products tankage leased during the second quarter and first six months of 1998 as compared to the same periods of 1997 and a nearly fifty percent increase in throughput barrels during the first six months of 1998 as compared to the same period of 1997. Additional throughput led to higher port charge revenues from vessels calling at this facility during the first six months of 1998 as compared to the same period of 1997.

         Gross profit for the second quarter and first six months of 1998 was $7.7 million and $12.9 million, respectively, compared to $4.6 million and $8.8 million for the same periods of 1997, respectively, representing increases of $3.1 million, or 68.2%, and $4.1 million, or 47.2%. The increase in gross profit is primarily the result of the increased terminaling services revenue which typically produces higher gross margins than bunker and bulk product sales. Additionally, the Company realized higher gross margins on bunker sales during the second quarter and first six months of 1998 as compared to the same periods of 1997 due to higher volumes of bunker fuels delivered during the three and six months ended June 30, 1998. Gross margin percentages on bunker sales at St. Eustatius may vary widely depending upon relative market selling prices and due to the fixed nature of delivery costs. As a result of lower average selling prices, the Company realized higher gross margins on lower bunker sales revenue during the second quarter and first six months of 1998 as compared to the same periods of 1997.

         As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, the Company recognized a valuation adjustment of $4.0 million related to its Brownsville, Texas facility during the second quarter of 1998. The Company has recorded a valuation allowance against the tax asset resulting from the valuation adjustment as management believes it is not likely the net deferred tax asset will be utilized in the future. Therefore, the valuation adjustment had no net effect on the provision for income taxes.

         Administrative expenses were $2.0 million and $3.8 million for the three and six months ended June 30, 1998, respectively, as compared to $1.7 million and $3.2 million for the same periods of 1997, respectively, representing increases of $0.3 million, or 17.0%, and $0.6 million, or 19.7%. The increases during the second quarter and first six months of 1998 as compared to the same periods of 1997 are primarily the result of higher personnel costs.

         During the first six months of 1997 and 1998, the Company incurred $8.4 million of interest expense from interest accrued on the 11-3/4% First Mortgage Notes due 2003 and amortization expense related to deferred financing costs.

         The following table sets forth for the periods indicated certain key statistics for each of the Company's operating locations.

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (Capacity and throughput in thousands of barrels)

                                                  FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                               JUNE 30,
                                               ----------------------------------     ---------------------------------
                                                    1997               1998               1997               1998
                                               ---------------    ---------------     --------------    ---------------
Netherlands Antilles and
   the Caribbean
                  Total capacity                      11,334              11,334             11,334             11,334
                  Capacity leased                        75%                 93%                78%                89%
                  Throughput                          15,103              16,231             33,236             31,527
                  Vessel calls                           210                 225                413                420

Canada
                  Total capacity                       7,404               7,404              7,404              7,404
                  Capacity leased                        65%                 89%                60%                88%
                  Throughput                          11,959              11,613             18,666             27,198
                  Vessel calls                            29                  32                 45                 63

Texas*
                  Total capacity                       1,649               1,649              1,649              1,649
                  Capacity leased                        20%                 58%                34%                50%
                  Throughput                             250               1,013                583              1,876
                  Vessel calls                            15                  32                 41                 59

   All locations
                  Total capacity                      20,387              20,387             20,387             20,387
                  Capacity leased                        67%                 89%                68%                85%
                  Throughput                          27,312              28,857             52,485             60,601
                  Vessel calls                           254                 289                499                542

* As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements and elsewhere in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company sold its Brownsville, Texas facility on July 29, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations has been the Company's primary source of liquidity during the period ended June 30, 1998. Cash provided by operations has been used to purchase property and equipment. Despite net losses of $3.4 million and $2.9 million for the six months ended June 30, 1998 and 1997, respectively, the Company had positive cash flow from operations of $7.7 million and $3.1 million for the respective periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens and changes in various asset and liability accounts. Additionally, during the three months ended June 30, 1998, the Company recognized a $4.0 million non-cash valuation adjustment on certain assets held for sale (see Note 3 of Notes to Consolidated Condensed Financial Statements for more information). At December 31, 1997, the Company had cash and cash equivalents on hand of $6.1 million compared to $8.6 million at June 30, 1998 (which included $6.9 million invested in time deposits maturing in July and November of 1998).

          In January 1997, Statia declared a common stock dividend in the amount of $1.35 million to enable its Parent to pay a management fee to Castle Harlan, Inc. for the period from November 1996 to November 1997. A similar dividend was declared in November 1997 for management fees related to the year ended November 1998.

         During the first six months of 1998, no significant changes have occurred in the Company's debt and equity financing arrangements. As of June 30, 1998, the Company had not borrowed under its $17.5 million revolving credit facility. This facility permits the Company to borrow in accordance with its available borrowing base which was estimated at $6.2 million ($5.6 million for STNV and $0.6 million for Statia Canada) as of June 30, 1998 and bears interest at the prime rate plus 50 basis points (9.0% at June 30, 1998). This facility is available for working capital needs and letter of credit financing.

         The Company's capital expenditure budget for 1998 has been revised to $9.5 million and includes funds for expanding and sustaining its existing operations. During the first six months of 1998, a majority of capital expenditures were related to sustaining the Company's existing operations including its terminal and marine equipment maintenance programs. Additional spending is contingent upon the disposition of those assets which the Company continues to hold for sale and the addition of incremental terminaling business.

         Because certain of the Company's computer systems may not adequately handle changes brought about by the new millennium, the Company has developed a plan for dealing with potential Year 2000 issues, including upgrading existing software applications during 1998 and 1999. The 1998 capital expenditure budget includes $0.7 million for such upgrades. In addition, certain non-recurring expenses will be incurred during 1998 for consultants. In 1999, the Company anticipates spending an additional $0.7 million to complete the development or purchase and subsequent installation of computer software that will provide the Company with a common database for the use of enterprise-wide applications. The cost of addressing the Year 2000 issue is not expected to significantly impact the Company's interaction with customers and suppliers, future financial condition, or results of operations.

                        CAPITAL EXPENDITURES BY LOCATION
                             (Dollars in thousands)

                                                   FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                            JUNE 30,                              JUNE 30,
                                               -----------------------------------    ----------------------------------
                                                    1997                1998               1997               1998
                                               ----------------    ---------------    ---------------    ---------------
Netherlands Antilles and the Caribbean            $     1,030         $     1,777        $     1,757        $     3,149

Canada                                                    265                  70                379                186

United States                                              71                 873                167              1,834
                                               ----------------    ---------------    ---------------    ---------------
                                                  $     1,366         $     2,720        $     2,303        $     5,169
                                               ================    ===============    ===============    ===============

ASSETS HELD FOR SALE

         As of December 31, 1997 and June 30, 1998 the Company's Brownsville, Texas facility, owned by Statia Terminals Southwest, Inc., and the Company's emergency response vessel, M/V STATIA RESPONDER (formerly known as M/V MEGAN D. GAMBARELLA), were being held for sale. As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements and Item 5 of this Form 10-Q, on July 29, 1998 the Company sold Southwest for $6.5 million in cash resulting in net proceeds of approximately $6.0 million. Certain pro forma financial information related to the sale of Southwest is provided in Note 3 of Notes to Consolidated Condensed Financial Statements and Exhibit 99.1 of this Form 10-Q.

         The Company continues to actively seek potential buyers for its emergency response vessel, the M/V STATIA RESPONDER. In addition, the Company is presently considering other alternatives, which include retaining the vessel for emergency response service in the Caribbean. Should the Company decide to retain the vessel, the vessel's value would be reclassified on the Company's balance sheet from an asset held for sale to property and equipment. At the present time, the Company does not anticipate recognizing any adjustment to the vessel's carrying value.

Similar levels of revenues are anticipated to be earned and similar expenses incurred following any disposition of the M/V STATIA RESPONDER.

         Certain of the Company's parent's (the "Parent") preferred stock agreements contain features which may require the Parent to cause the Company to issue a dividend or otherwise remit the net proceeds from the sale of Southwest and the M/V STATIA RESPONDER. Accordingly, $16 million of the Company's common stockholder's equity has been classified outside the equity section as stockholder's equity subject to reduction.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company periodically purchases refined petroleum products from its customers and others for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blend stocks for its customers. Petroleum inventories are held for short time periods, generally not exceeding ninety days. The Company does not presently have any derivative positions to hedge its inventory of petroleum products. The following table indicates the Company's aggregate carrying value of its petroleum products on hand at June 30, 1998 at average cost, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)

                                            CARRYING               FAIR
                                             AMOUNT                VALUE
                                         ---------------       --------------
        Petroleum Inventory
             STNV                         $         736         $        713
             Statia Canada                          427                  480
                                         ---------------       --------------
                                           $      1,163          $     1,193
                                         ===============       ==============

         As substantially all of the Company's transactions are in U.S. dollars, and as all of the Company's present debt obligations carry a fixed rate of interest (except for the undrawn revolving credit facilities which vary with changes in the lender's prime lending rate), management believes the Company's exposure to foreign currency exchange rate fluctuation and interest rate fluctuation are minimal.

                                    PART II.

                                OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS.

         Reference is made to Item 3. Legal Proceedings in the Company's 1997 Annual Report on Form 10-K (the "10-K") for complete discussion. There have been no material developments in the Company's legal proceedings since December 31, 1997, except with regard to the action by the U.S. Department of Justice against Statia Terminals, Inc. ("STI") and STNV. As reported in the 10-K, in May 1994 the U.S. Department of Justice brought an action in the U.S. District Court for the District of The Virgin Islands against STI and STNV for $3.6 million of pollution clean-up costs in connection with the discharge of oil into the territorial waters of the U.S. Virgin Islands and Puerto Rico by a barge (which was not owned or leased by the Company or any of its affiliates) that had been loaded by STNV at St. Eustatius. The Company has been disputing the U.S. District Court's jurisdiction over STNV. On April 16, 1998 the U.S. District Court entered an order granting STNV's motion to dismiss for lack of jurisdiction over STNV (the "Order"). The U.S. Department of Justice has not filed an interlocutory appeal from the Order, and the time for doing so has expired. The case is still pending against STI, and the Order could be challenged on appeal after final disposition by the U.S. District Court of the balance of the case if the U.S. Department of Justice continues the case against STI alone. In connection with the CHPII Acquisition, Praxair agreed to indemnify the Company against damages relating to this matter.

                         ITEM 2. CHANGES IN SECURITIES.

                                      None.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                                      None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                 Not applicable.

                           ITEM 5. OTHER INFORMATION.

         On July 29, 1998, the Company sold a subsidiary, Statia Terminals Southwest, Inc., which owns storage and transshipment facilities located in Brownsville, Texas to TransMontaigne Terminaling Inc., a subsidiary of TransMontaigne Oil Company, for $6.5 million in cash resulting in net proceeds of approximately $6.0 million. The sale price was determined through arms-length negotiation. The Company retained certain of the pre-closing assets and liabilities of Southwest consisting primarily of accounts receivable and accrued expenses and agreed to indemnify the purchaser for certain contingent legal and environmental matters up to a maximum of $0.5 million. No provision has been made in the Company's financial statements for these contingent matters as management believes it is not probable the Company will ever be required to provide such indemnification.

          During the quarter ended June 30, 1998, the Company recognized a valuation adjustment of $4,000 representing the difference between the anticipated net proceeds from the sale of Southwest and the carrying amount of the related assets. The valuation adjustment is an estimate and may be adjusted upon the final disposition of Southwest. However, management anticipates that any such adjustment in future periods would be immaterial. The Company has recorded a valuation allowance against the tax asset resulting from the valuation adjustment, as management believes it is not likely the net deferred tax asset will be utilized in the future. Therefore, the valuation adjustment had no net effect on the provision for income taxes.

         The Pro Forma Financial Information and sale agreement related to this transaction are presented as exhibits to this Form 10-Q.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

          2 Stock Purchase Agreement Dated as of July 22, 1998 between Statia Delaware HOLDCO II, Inc. and TransMontaigne Terminaling Inc.
         27.1 Financial Data Schedule for Statia Terminals International N.V. (for electronic filing only)
         27.2 Financial Data Schedule for Statia Terminals Canada, Incorporated. (for electronic filing only)
         99.1     Pro Forma Financial Information

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

                                        STATIA TERMINALS INTERNATIONAL N.V.
                                                 (Registrant)

Date:    August 13, 1998

                                        By:  /s/ JAMES F. BRENNER
                                             -----------------------------------
                                                 James F. Brenner
                                                 Vice President - Finance
                                                 (As Authorized Officer)

                                        STATIA TERMINALS CANADA, INCORPORATED
                                                 (Registrant)

Date:    August 13, 1998

                                        By:  /s/ JAMES F. BRENNER
                                             -----------------------------------
                                                 James F. Brenner
                                                 Vice President and Treasurer
                                                 (As Authorized Officer)

                                    Page S-1

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------
   2          Stock Purchase Agreement Dated as of July 22, 1998 between
              Statia Delaware HOLDCO II, Inc. and TransMontaigne Terminaling
              Inc.
  27.1        Financial Data Schedule for Statia Terminals International N.V.
              (for electronic filing only)
  27.2        Financial Data Schedule for Statia Terminals Canada, Incorporated.
              (for electronic filing only)
  99.1        Pro Forma Financial Information