Form 10-Q
period 1998-09-30
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 1998-11-16
CIK 1029101, 1029102

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549
                                      -----------------

                                          FORM 10-Q
(Mark One)
[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1998

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________________ to

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



                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                                PAGE NO.


                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
               Consolidated Condensed Balance Sheets                                   1
               Consolidated Condensed Statements of Income (Loss)
                   and Accumulated Deficit                                             2
               Consolidated Condensed Statements of Cash Flows                         3
               Notes to Consolidated Condensed Financial Statements                    4
Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                        15
Item 3. Quantitative and Qualitative Disclosures About Market Risk                     20

                                  PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                              21
Item 2. Changes in Securities                                                          21
Item 3. Defaults Upon Senior Securities                                                21
Item 4. Submission of Matters to a Vote of Security Holders                            21
Item 5. Other Information                                                              21
Item 6. Exhibits and Reports on Form 8-K                                               21

        THIS QUARTERLY REPORT ON FORM 10-Q (THIS "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2 AND 3 OF PART I HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND OTHER PETROLEUM PRODUCTS, CHANGES IN THE LIQUID TERMINALING INDUSTRY, CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, THE FINANCIAL CONDITION OF THE COMPANY'S CUSTOMERS, ADVERSE WEATHER CONDITIONS, THE CONDITION OF THE UNITED STATES ECONOMY, THE Y2K PROBLEM, AND OTHER MATTERS SET FORTH IN THIS REPORT. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.



                                PART I - FINANCIAL INFORMATION


                                 ITEM 1. FINANCIAL STATEMENTS

                     STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS)


                                                                     DECEMBER 31,     SEPTEMBER 30,
                                                                         1997             1998
                                                                     -------------    --------------
                                                                                       (UNAUDITED)
                                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $    6,083       $   17,508
  Accounts receivable-
     Trade, net                                                            10,092            5,778
     Other                                                                  2,347            1,549
  Inventory, net                                                            1,247            1,138
  Prepaid expenses                                                            269            1,091
  Assets held for sale, net                                                20,000           10,000
                                                                     -------------    --------------

         Total current assets                                              40,038           37,064

PROPERTY AND EQUIPMENT, net                                               198,529          199,395

OTHER NONCURRENT ASSETS, net                                                5,661            4,965
                                                                     -------------    --------------

         Total assets                                                  $  244,228       $  241,424
                                                                     =============    ==============

                               LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $    7,788       $    5,437
  Accrued interest payable                                                  2,027            5,993
  Other accrued expenses                                                    7,587           10,528
                                                                     -------------    --------------

         Total current liabilities                                         17,402           21,958

LONG-TERM DEBT                                                            135,000          135,000
                                                                     -------------    --------------

         Total liabilities                                                152,402          156,958
                                                                     -------------    --------------

STOCKHOLDER'S EQUITY SUBJECT TO REDUCTION                                  20,000           10,000

STOCKHOLDER'S EQUITY:
  Common stock                                                                  6                6
  Additional paid-in capital                                               78,494           82,344
  Accumulated deficit                                                      (6,674)          (7,884)
                                                                     -------------    --------------

         Total stockholder's equity                                        71,826           74,466
                                                                     -------------    --------------

         Total liabilities and stockholder's equity                    $  244,228       $  241,424
                                                                     =============    ==============


                  The accompanying notes are an integral part
                    of these condensed financial statements.



                     STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) AND ACCUMULATED DEFICIT
                                         (UNAUDITED)
                                    (DOLLARS IN THOUSANDS)


                                                 FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                -----------------------------    ----------------------------
                                                    1997            1998            1997            1998
                                                -------------    ------------    ------------    ------------

REVENUES                                          $  35,333        $  32,699       $ 101,190       $  99,535

COSTS OF SERVICES AND PRODUCTS SOLD                  30,964           24,720          88,017          78,652
                                                -------------    ------------    ------------    ------------

          Gross profit                                4,369            7,979          13,173          20,883

VALUATION ALLOWANCE                                      -               -               -             4,000

ADMINISTRATIVE EXPENSES                               1,478            1,766           4,698           5,575
                                                -------------    ------------    ------------    ------------

          Income from operations                      2,891            6,213           8,475          11,308

INTEREST EXPENSE                                      4,220            4,206          12,650          12,651

INTEREST INCOME                                         111              187             337             401
                                                -------------    ------------    ------------    ------------

          Income (loss) before provision for
            income taxes                             (1,218)           2,194          (3,838)           (942)

PROVISION FOR INCOME TAXES                              243               49             476             268
                                                -------------    ------------    ------------    ------------

          Net income (loss)                          (1,461)           2,145          (4,314)         (1,210)

ACCUMULATED DEFICIT, beginning of period             (4,298)         (10,029)            (95)         (6,674)

COMMON STOCK DIVIDENDS                                   -               -            (1,350)            -
                                                -------------    ------------    ------------    ------------

ACCUMULATED DEFICIT, end of period                $  (5,759)       $  (7,884)      $  (5,759)      $  (7,884)
                                                =============    ============    ============    ============

                  The accompanying notes are an integral part
                    of these condensed financial statements.


                     STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                    (DOLLARS IN THOUSANDS)

                                                                      FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                   1997            1998
                                                                     ------------    ------------

  Net loss                                                            $   (4,314)      $  (1,210)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization                                     8,136           9,186
         Valuation allowance                                                 -             4,000
         Gain on disposition of property                                    (105)            -
        (Increase) decrease in accounts receivable-trade, net               (108)          4,618
         Decrease in other receivables                                     1,382             766
         Decrease in inventory                                             2,667             226
        (Increase) decrease in prepaid expenses                               73            (822)
        (Increase) decrease in other non-current assets                     (253)             13
         Increase (decrease) in accounts payable                           1,103          (2,351)
         Increase (decrease) in accrued expenses                          (2,369)          4,138
                                                                     ------------    ------------

         Net cash provided by operating activities                         6,212          18,564
                                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (4,284)         (7,489)
  Proceeds from sale of Statia Terminals Southwest, Inc.                     -             6,500
  Proceeds from sale of property and equipment                               104             -
                                                                     ------------    ------------

         Net cash used in investing activities                            (4,180)           (989)
                                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment to Parent                                                          -            (6,150)
  Dividends paid                                                          (1,350)            -
                                                                     ------------    ------------

         Net cash used in financing activities                            (1,350)         (6,150)
                                                                     ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                        682          11,425

CASH AND CASH EQUIVALENTS, beginning of period                             9,264           6,083
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                              $    9,946       $  17,508
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                          $      307      $      285
  Cash paid for interest                                              $    7,403      $    8,002

                  The accompanying notes are an integral part
                    of these condensed financial statements.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

                             (DOLLARS IN THOUSANDS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The unaudited consolidated condensed financial statements of Statia Terminals International N.V. ("Statia") and its subsidiaries (together with Statia, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 1998 and the results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Statia is a wholly-owned subsidiary of Statia Terminals Group N.V. (the "Parent").

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130 -- "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. For the three and nine months ended September 30, 1997 and 1998, there were no material differences between net income and comprehensive income.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 -- "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes certain standards of accounting for derivative instruments including specific hedge accounting criteria. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 although earlier adoption is allowed. Management has not yet quantified the impacts of adopting SFAS No. 133 and has not determined when the Company will adopt SFAS No. 133. However, as the Company does not presently have derivative instruments, management expects that the impact of SFAS No. 133 will not be material.

2.  RECLASSIFICATIONS

        Certain amounts in the prior year consolidated condensed financial statements have been reclassified to conform to the current year presentation.

        Interest expense for the three and nine months ended September 30, 1998 includes $227 and $683, respectively, of amortization expense related to deferred financing costs. The same amounts were reclassified from Costs of Services and Products Sold for the three months and nine months ended September 30, 1997 for comparative purposes.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

                             (DOLLARS IN THOUSANDS)


3.      VALUATION ALLOWANCE AND SALE OF FACILITY

        On July 29, 1998, the Company sold a subsidiary, Statia Terminals Southwest, Inc. ("Southwest"), which owns storage and transshipment facilities located in Brownsville, Texas, for $6,500 in cash resulting in net proceeds of approximately $6,150. The Company retained certain of the pre-closing assets and liabilities of Southwest consisting primarily of accounts receivable and accrued expenses and agreed to indemnify the purchaser for certain contingent legal and environmental matters up to a maximum of $500. No provision has been made in the Company's financial statements for these contingent matters as management believes it is not probable the Company will ever be required to provide such indemnification.

         During the quarter ended June 30, 1998, the Company recognized a valuation allowance of $4,000 representing the difference between the anticipated net proceeds from the sale of Southwest and the carrying amount of the related assets. The proceeds from the sale of Southwest exceeded the related carrying value of the assets and liabilities sold by $2,348. The recognition of the gain has been deferred pending the disposition of other assets held for sale. The valuation allowance had no effect on the provision for income taxes, as the tax loss cannot be utilized.

        During August 1998, Statia paid $6,150 to its Parent representing the net proceeds from the sale of Southwest and reclassified $3,850 to additional paid-in capital thereby reducing stockholder's equity subject to reduction. The Parent utilized these funds to repurchase certain of its outstanding preferred stock.

        The following unaudited pro forma consolidated results of operations for the nine-month periods ended September 30, 1997 and 1998 were prepared to illustrate the estimated effects of the sale of Southwest as if it had occurred at the beginning of each of these respective nine-month periods. The figures below exclude operating results of Southwest and that portion of the valuation allowance related to the sale of Southwest for the nine months ended September 30, 1998.

                                                 FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 ---------------------------
                                                    1997           1998
                                                 -----------    ------------

         Revenues                                 $  99,866      $   97,922
         Income from operations                   $   9,432      $   13,021
         Net income (loss)                        $  (3,332)     $      510


        This pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations which would have been obtained had the sale of Southwest been completed on the dates indicated or the results of operations for any future period.

            STATIA TERMINALS INTERNATIONAL N.V. AND ITS SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

                             (DOLLARS IN THOUSANDS)


4.  HURRICANE GEORGES

        During September 1998, Hurricane Georges damaged the Company's St. Eustatius facility. Although operations were not significantly impacted by the hurricane and returned to normal within days of the storm, the preliminary estimate of the damage to the facility caused by Hurricane Georges is $5,800. As of September 30, 1998, the Company recorded a charge of $800 representing an insurance deductible of $500 related to the hurricane damage and certain other costs resulting from the hurricane which the Company anticipates will not be recovered through its insurance policies.

5.  CONTINGENCIES

        In connection with the Stock Purchase and Sale Agreement dated November 4, 1996, as amended, the Company's former parent, Praxair Inc. ("Praxair"), undertook certain studies to identify potential environmental, health and safety issues which may impact the Company. These studies identified certain issues involving potential environmental costs at the Company's Canadian facility. During the quarter ended September 30, 1998, certain additional environmental studies performed at the Canadian facility on the Company's behalf by an independent consulting firm were completed. These additional studies by the independent consulting firm estimate the potential cost of remediation and compliance related to the identified environmental issues to be as much as $10,000. Praxair has previously agreed to indemnify the Company for certain environmental costs which may include these estimates. The Company is currently reviewing the consultant's report and evaluating the potential effect of these matters, if any, on the Company's financial position, cash flows and results of operations.

6.  FINANCIAL STATEMENTS BY JURISDICTION

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

        During the quarter ended September 30, 1998 and as a result of the sale of Southwest, the Company liquidated its subsidiary Statia Delaware Holdco II, Inc. ("Holdco") which was the parent company of Southwest and Statia Terminals New Jersey, Inc. ("New Jersey"). The Company's investment in New Jersey was transferred to another subsidiary, Statia Terminals Delaware, Inc. The remaining balances of Holdco were transferred to its parent company, Statia. Holdco had been included in the consolidation of United States entities.

                     STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS)

                              COMBINING CONDENSED BALANCE SHEET
                                      DECEMBER 31, 1997


                                                                                GUARANTEEING SUBSIDIARIES
                                                                 -------------------------------------------------------
                                                                     STATIA
                                                                   TERMINALS                     NETHERLANDS
                                                                  CANADA, INC.      STATIA        ANTILLES
                                           STATIA TERMINALS      (INCLUDES ALL     TERMINALS     OTHER THAN
                                           INTERNATIONAL N.V.      CANADIAN         N.V.           STATIA         UNITED
                   ASSETS                   (UNCONSOLIDATED)       ENTITIES)     CONSOLIDATED   TERMINALS N.V.    STATES
                   ------                  ------------------    -------------   ------------  --------------     ------
CURRENT ASSETS:
  Cash and cash equivalents                        $      1          $ 1,241       $  4,593       $     21       $   227
  Accounts receivable, net                              -              1,961         10,148              1           329
  Inventory                                             -                533            714           -              -
  Prepaid expenses                                      -                 57             78              1           133
  Assets held for sale                                  -                -           10,000           -           10,000
                                                   --------          -------       --------       --------       -------
         Total current assets                             1            3,792         25,533             23        10,689

PROPERTY AND EQUIPMENT, net                             -             28,651        168,788          1,215          (125)

INVESTMENT IN SUBSIDIARIES                           78,915              -             -            76,606           205

OTHER NONCURRENT ASSETS                                 -              1,174          4,321              1           165
                                                   --------          -------       --------       --------       -------
         Total assets                              $ 78,916          $33,617       $198,642       $ 77,845       $10,934
                                                   ========          =======       ========       ========       =======

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities         $    172          $ 3,121       $ 11,730       $     71       $ 2,250
  Payable to (receivable from) affiliates           (13,082)             288          5,514           (664)       (1,998)
                                                   --------          -------       --------       --------       -------
         Total current liabilities                  (12,910)           3,409         17,244           (593)          252

LONG-TERM DEBT                                          -             28,060        106,940           -             -
                                                   --------          -------       --------       --------       -------
         Total liabilities                          (12,910)          31,469        124,184           (593)          252
                                                   --------          -------       --------       --------       -------

EQUITY SUBJECT TO REDUCTION                          20,000             -            10,000           -           10,000

STOCKHOLDERS' EQUITY:
  Common stock                                            6             -            19,395             12             1
  Additional paid-in capital                         78,494            2,266         46,847         79,876         3,000
  Retained earnings (deficit)                        (6,674)            (118)        (1,784)        (1,450)       (2,319)
                                                   --------          -------       --------       --------       -------
        Total stockholders' equity                   71,826            2,148         64,458         78,438           682
                                                   --------          -------       --------       --------       -------
        Total liabilities and stockholders' equity $ 78,916          $33,617       $198,642       $ 77,845       $10,934
                                                   ========          =======       ========       ========       =======


                                                  RECLASSIFICATIONS
                                                         AND           CONSOLIDATED
                   ASSETS                            ELIMINATIONS          TOTAL
                   ------                         -----------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                            $    -          $  6,083
  Accounts receivable, net                                  -            12,439
  Inventory                                                 -             1,247
  Prepaid expenses                                          -               269
  Assets held for sale                                      -            20,000
                                                       ---------       --------
         Total current assets                               -            40,038

PROPERTY AND EQUIPMENT, net                                 -           198,529

INVESTMENT IN SUBSIDIARIES                              (155,726)           -

OTHER NONCURRENT ASSETS                                     -             5,661
                                                       ---------       --------

         Total assets                                  $(155,726)      $244,228
                                                       =========       ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities             $    -          $ 17,344
  Payable to (receivable from) affiliates                 10,000             58
                                                       ---------       --------
         Total current liabilities                        10,000         17,402

LONG-TERM DEBT                                              -           135,000
                                                       ---------       --------

         Total liabilities                                10,000        152,402
                                                       ---------       --------

EQUITY SUBJECT TO REDUCTION                              (20,000)        20,000

STOCKHOLDERS' EQUITY:
  Common stock                                           (19,408)             6
  Additional paid-in capital                            (131,989)        78,494
  Retained earnings (deficit)                              5,671         (6,674)
                                                        --------        --------
         Total stockholders' equity                     (145,726)        71,826
                                                        --------        --------

         Total liabilities and stockholders' equity    $(155,726)      $244,228
                                                        ========       =========

                     STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS)

                             COMBINING CONDENSED INCOME STATEMENT
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                                                                               GUARANTEEING SUBSIDIARIES
                                                                -------------------------------------------------------
                                                                    STATIA
                                                                  TERMINALS                     NETHERLANDS
                                                                 CANADA, INC.      STATIA        ANTILLES
                                          STATIA TERMINALS      (INCLUDES ALL     TERMINALS     OTHER THAN
                                          INTERNATIONAL N.V.      CANADIAN         N.V.           STATIA         UNITED
                                           (UNCONSOLIDATED)       ENTITIES)     CONSOLIDATED   TERMINALS N.V.    STATES
                                          ------------------    -------------   ------------  --------------     ------
REVENUES                                           $  -              $ 6,309       $28,552        $  146         $2,029

COST OF SERVICES AND PRODUCTS SOLD                    -                3,695        26,348           212          1,133
                                                   -------           -------       -------        ------         ------
         Gross profit                                 -                2,614         2,204           (66)           896

ADMINISTRATIVE EXPENSES                                 77               504           775           -            1,401
                                                   -------           -------       -------        ------         ------
         Income (loss) from operations                 (77)            2,110         1,429           (66)          (505)

INTEREST EXPENSE                                      -                  877         3,340           -                3

INTEREST INCOME                                         (9)                2           114           -                4
                                                   --------          -------       -------        ------         ------
         Income (loss) before provision
           for income taxes                            (86)            1,235        (1,797)          (66)          (504)

PROVISION FOR INCOME TAXES                            -                  103            71           (25)            94
                                                   -------           -------       -------        ------        ------
         Net income (loss)                             (86)            1,132        (1,868)          (41)          (598)

EARNINGS (LOSS) FROM
  EQUITY INVESTMENTS                                (1,375)              -            -             (736)             2
                                                   -------           -------       -------        ------         ------
         Net income (loss) available to
           common stockholders                     $(1,461)          $ 1,132       $(1,868)       $ (777)        $ (596)
                                                   =======           =======       ========       ======         ======
DEPRECIATION AND
  AMORTIZATION EXPENSE                             $  -              $   165       $ 2,018        $  115         $  454
                                                   =======           =======       =======        ======         ======

                                                  RECLASSIFICATIONS
                                                          AND          CONSOLIDATED
                                                      ELIMINATIONS         TOTAL
                                                   -----------------   ------------
REVENUES                                               $(1,703)        $35,333

COST OF SERVICES AND PRODUCTS SOLD                        (424)         30,964
                                                       -------         -------
         Gross profit                                   (1,279)          4,369

ADMINISTRATIVE EXPENSES                                 (1,279)          1,478
                                                       -------         -------
         Income (loss) from operations                    -              2,891

INTEREST EXPENSE                                          -              4,220

INTEREST INCOME                                           -                111
                                                       -------         -------
         Income (loss) before provision
           for income taxes                               -             (1,218)

PROVISION FOR INCOME TAXES                                -                243
                                                       -------         -------
         Net income (loss)                                -             (1,461)

EARNINGS (LOSS) FROM
  EQUITY INVESTMENTS                                     2,109            -
                                                       -------         -------
         Net income (loss) available to
           common stockholders                         $ 2,109         $(1,461)
                                                       =======         =======
DEPRECIATION AND
  AMORTIZATION EXPENSE                                 $  -            $ 2,752
                                                       =======         =======

                     STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS)

                             COMBINING CONDENSED INCOME STATEMENT
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                               GUARANTEEING SUBSIDIARIES
                                                                -------------------------------------------------------
                                                                    STATIA
                                                                  TERMINALS                     NETHERLANDS
                                                                 CANADA, INC.      STATIA        ANTILLES
                                          STATIA TERMINALS      (INCLUDES ALL     TERMINALS     OTHER THAN
                                          INTERNATIONAL N.V.      CANADIAN         N.V.           STATIA         UNITED
                                           (UNCONSOLIDATED)       ENTITIES)     CONSOLIDATED   TERMINALS N.V.    STATES
                                          ------------------    -------------   ------------  --------------     ------
REVENUES                                           $  -              $13,672       $87,185       $   365        $ 6,285

COST OF SERVICES AND PRODUCTS SOLD                    -                9,721        77,171           428          3,063
                                                   -------           -------       -------       -------        -------
         Gross profit                                 -                3,951        10,014           (63)         3,222

ADMINISTRATIVE EXPENSES                                214             1,523         2,427           -            4,485
                                                   -------           -------       -------       -------        -------
         Income (loss) from operations                (214)            2,428         7,587           (63)        (1,263)

INTEREST EXPENSE                                      -                2,630        10,012           -                8

INTEREST INCOME                                         50                16           257           -               14
                                                   -------           -------       -------       -------        -------
         Income (loss) before provision
           for income taxes                           (164)             (186)       (2,168)          (63)        (1,257)

PROVISION FOR INCOME TAXES                            -                  142           211           (16)           139
                                                   -------           -------       -------       --------       -------
         Net income (loss)                            (164)             (328)       (2,379)          (47)        (1,396)

EARNINGS (LOSS) FROM
  EQUITY INVESTMENTS                                (4,150)              -            -           (2,707)            (9)
                                                   -------           -------       -------       -------        -------
         Net income (loss) available to
           common stockholders                     $(4,314)          $  (328)      $(2,379)      $(2,754)       $(1,405)
                                                   =======           =======       =======       =======        =======
DEPRECIATION AND
  AMORTIZATION EXPENSE                             $  -              $ 1,135       $ 5,910       $   134        $   957
                                                   =======           =======       =======       =======        =======
                                                  RECLASSIFICATIONS
                                                          AND          CONSOLIDATED
                                                      ELIMINATIONS         TOTAL
                                                   -----------------   ------------
REVENUES                                               $(6,317)        $101,190

COST OF SERVICES AND PRODUCTS SOLD                      (2,366)          88,017
                                                       -------         --------
         Gross profit                                   (3,951)          13,173

ADMINISTRATIVE EXPENSES                                 (3,951)           4,698
                                                       -------         --------
         Income (loss) from operations                    -               8,475

INTEREST EXPENSE                                          -              12,650

INTEREST INCOME                                           -                 337
                                                       -------         --------
         Income (loss) before provision
           for income taxes                               -              (3,838)

PROVISION FOR INCOME TAXES                                -                 476
                                                       -------         --------
         Net income (loss)                                -              (4,314)

EARNINGS (LOSS) FROM
  EQUITY INVESTMENTS                                     6,866             -
                                                       -------         --------
         Net income (loss) available to
           common stockholders                         $ 6,866         $ (4,314)
                                                       =======         ========
DEPRECIATION AND
  AMORTIZATION EXPENSE                                 $  -            $  8,136
                                                       =======         ========

                     STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS)

                         COMBINING CONDENSED STATEMENT OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                               GUARANTEEING SUBSIDIARIES
                                                                -------------------------------------------------------
                                                                    STATIA
                                                                  TERMINALS                     NETHERLANDS
                                                                 CANADA, INC.      STATIA        ANTILLES
                                          STATIA TERMINALS      (INCLUDES ALL     TERMINALS     OTHER THAN
                                          INTERNATIONAL N.V.      CANADIAN         N.V.           STATIA         UNITED
                                           (UNCONSOLIDATED)       ENTITIES)     CONSOLIDATED   TERMINALS N.V.    STATES
                                          ------------------    -------------   ------------  --------------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in)
    operating activities                           $(5,714)          $  522        $11,177       $  505           $ 776
                                                   -------           ------        -------       ------           -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  -                (576)        (3,121)         -              (687)
  Proceeds from sale property and equipment           -                  -            -             -               204
                                                   -------           ------        -------       ------           -----
         Net cash used in investing activities        -                (576)        (3,121)         -              (483)
                                                   -------           ------        -------       ------           -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                    (1,350)              -            (527)        (527)           -
                                                   -------           ------        -------       ------           -----
         Net cash used in financing activities      (1,350)              -            (527)        (527)           -
                                                   -------           ------        -------       ------           -----
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  (7,064)             (54)         7,529          (22)            293

CASH AND CASH EQUIVALENTS,
  beginning of period                                7,065              854          1,304           41            -
                                                   -------           ------        -------       ------           -----
CASH AND CASH EQUIVALENTS,
  end of period                                    $     1           $  800        $ 8,833       $   19           $ 293
                                                   =======           ======        =======       ======           =====
                                                  RECLASSIFICATIONS
                                                          AND          CONSOLIDATED
                                                      ELIMINATIONS         TOTAL
                                                   -----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in)
    operating activities                               $(1,054)        $ 6,212
                                                       -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       100          (4,284)
  Proceeds from sale property and equipment               (100)            104
                                                       -------         -------
         Net cash used in investing activities            -             (4,180)
                                                       -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                         1,054          (1,350)
                                                       -------         -------
         Net cash used in financing activities           1,054          (1,350)
                                                       -------         -------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        -                682

CASH AND CASH EQUIVALENTS,
  beginning of period                                     -              9,264
                                                       -------         -------
CASH AND CASH EQUIVALENTS,
  end of period                                        $  -            $ 9,946
                                                       =======         =======

                    STATIA TERMINALS INTERNATIONAL, N.V. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS)

                              COMBINING CONDENSED BALANCE SHEET
                                      SEPTEMBER 30, 1998
                                                                               GUARANTEEING SUBSIDIARIES
                                                                -------------------------------------------------------
                                                                    STATIA
                                                                  TERMINALS                     NETHERLANDS
                                                                 CANADA, INC.      STATIA        ANTILLES
                                          STATIA TERMINALS      (INCLUDES ALL     TERMINALS     OTHER THAN
                                          INTERNATIONAL N.V.      CANADIAN         N.V.           STATIA         UNITED
               ASSETS                      (UNCONSOLIDATED)       ENTITIES)     CONSOLIDATED   TERMINALS N.V.    STATES
               ------                     ------------------    -------------   ------------  --------------     ------
CURRENT ASSETS:
  Cash and cash equivalents                         $    38          $ 3,422       $ 13,768      $     16         $  264
  Accounts receivable, net                              -              1,641          5,594          -                92
  Inventory                                             -                387            751          -              -
  Prepaid expenses                                      -                 43             29          -             1,019
  Assets held for sale, net                             -                -           10,000          -              -
                                                    -------          -------       --------      --------         ------
         Total current assets                            38            5,493         30,142            16          1,375

PROPERTY AND EQUIPMENT, net                             -             27,824        167,423         1,114          3,034

INVESTMENT IN SUBSIDIARIES                           77,728              -             -           80,208            344

OTHER NONCURRENT ASSETS                                 -              1,026          3,780             1            158
                                                    -------          -------       --------      --------         ------
         Total assets                               $77,766          $34,343       $201,345      $ 81,339         $4,911
                                                    =======          =======       ========      ========         ======
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities          $ 2,922          $ 3,908       $ 13,543      $     82         $1,552
  Payable to (receivable from) affiliates            (9,622)          (1,945)         4,974          (747)         7,292
                                                    -------          -------       --------      --------         ------
         Total current liabilities                   (6,700)           1,963         18,517          (665)         8,844

LONG-TERM DEBT                                          -             28,060        106,940          -              -
                                                    -------          -------       --------      --------         ------
         Total liabilities                           (6,700)          30,023        125,457          (665)         8,844
                                                    -------          -------       --------      --------         ------
EQUITY SUBJECT TO REDUCTION                          10,000              -           10,000          -              -

STOCKHOLDERS' EQUITY:
  Common stock                                            6              -           19,395            12           -
  Additional paid-in capital                         82,344            2,266         46,914        80,352            300
  Retained earnings (deficit)                        (7,884)           2,054           (421)        1,640         (4,233)
                                                    -------          -------       --------      --------         ------
         Total stockholders' equity                  74,466            4,320         65,888        82,004         (3,933)
                                                    -------          -------       --------      --------         ------
         Total liabilities and stockholders' equity $77,766          $34,343       $201,345      $ 81,339         $4,911
                                                    =======          =======       ========      ========         ======
                                                  RECLASSIFICATIONS
                                                          AND          CONSOLIDATED
                                                      ELIMINATIONS         TOTAL
                                                   -----------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                           $    -           $ 17,508
  Accounts receivable, net                                 -              7,327
  Inventory                                                -              1,138
  Prepaid expenses                                         -              1,091
  Assets held for sale, net                                -             10,000
                                                      ---------        --------
         Total current assets                              -             37,064

PROPERTY AND EQUIPMENT, net                                -            199,395

INVESTMENT IN SUBSIDIARIES                             (158,280)           -

OTHER NONCURRENT ASSETS                                    -              4,965
                                                      ---------        --------
         Total assets                                 $(158,280)       $241,424
                                                      =========        ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities            $      (1)       $ 22,006
  Payable to (receivable from) affiliates                  -                (48)
                                                      ---------        --------
         Total current liabilities                           (1)         21,958

LONG-TERM DEBT                                             -            135,000
                                                      ---------        --------
         Total liabilities                                   (1)        156,958
                                                      ---------        --------
EQUITY SUBJECT TO REDUCTION                             (10,000)         10,000

STOCKHOLDERS' EQUITY:
  Common stock                                          (19,407)              6
  Additional paid-in capital                           (129,832)         82,344
  Retained earnings (deficit)                               960          (7,884)
                                                      ---------        --------
         Total stockholders' equity                    (148,279)         74,466
                                                      ---------        --------
         Total liabilities and stockholders' equity   $(158,280)       $241,424
                                                      =========        ========

                     STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS)

                             COMBINING CONDENSED INCOME STATEMENT
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                                               GUARANTEEING SUBSIDIARIES
                                                                -------------------------------------------------------
                                                                    STATIA
                                                                  TERMINALS                     NETHERLANDS
                                                                 CANADA, INC.      STATIA        ANTILLES
                                          STATIA TERMINALS      (INCLUDES ALL     TERMINALS     OTHER THAN
                                          INTERNATIONAL N.V.      CANADIAN         N.V.           STATIA         UNITED
                                           (UNCONSOLIDATED)       ENTITIES)     CONSOLIDATED   TERMINALS N.V.    STATES
                                          ------------------    -------------   ------------  --------------     ------
REVENUES                                           $  -              $ 5,753       $26,820       $  152         $ 2,128

COST OF SERVICES AND PRODUCTS SOLD                    -                3,043        21,582          144             412
                                                   -------           -------       -------       ------         -------
         Gross profit                                 -                2,710         5,238            8           1,716

ADMINISTRATIVE EXPENSES                                 90               740           954            8           1,667
                                                   -------           -------       -------       ------         -------
         Income (loss) from operations                 (90)            1,970         4,284          -                49

INTEREST EXPENSE                                      -                  876         3,330          -              -

INTEREST INCOME                                       -                   37           149          -                 1
                                                   -------           -------       -------       ------         -------
         Income (loss) before provision
           for income taxes                            (90)            1,131         1,103          -                50

PROVISION FOR INCOME TAXES                               7               (32)           70            3               1
                                                   -------           -------       -------       ------         -------
         Net income (loss)                             (97)            1,163         1,033           (3)             49

EARNINGS (LOSS) FROM
  EQUITY INVESTMENTS                                 2,242              -             -           2,196              16
                                                   -------           -------       -------       ------         -------
         Net income (loss) available to
           common stockholders                     $ 2,145           $ 1,163       $ 1,033       $2,193         $    65
                                                   =======           =======       =======       ======         =======
DEPRECIATION AND
  AMORTIZATION EXPENSE                             $  -              $   465       $ 2,286       $   34         $   199
                                                   =======           =======       =======       ======         =======

                                                  RECLASSIFICATIONS
                                                          AND          CONSOLIDATED
                                                      ELIMINATIONS         TOTAL
                                                   -----------------   ------------
REVENUES                                              $(2,154)         $32,699

COST OF SERVICES AND PRODUCTS SOLD                       (461)          24,720
                                                      -------          -------
         Gross profit                                  (1,693)           7,979

ADMINISTRATIVE EXPENSES                                (1,693)           1,766
                                                      -------          -------
         Income (loss) from operations                   -               6,213

INTEREST EXPENSE                                         -               4,206

INTEREST INCOME                                          -                 187
                                                      -------          -------
         Income (loss) before provision
           for income taxes                              -               2,194

PROVISION FOR INCOME TAXES                               -                  49
                                                      -------          -------
         Net income (loss)                               -               2,145

EARNINGS (LOSS) FROM
  EQUITY INVESTMENTS                                   (4,454)            -
                                                      -------          -------
         Net income (loss) available to
           common stockholders                        $(4,454)         $ 2,145
                                                      =======          =======
DEPRECIATION AND
  AMORTIZATION EXPENSE                                $  -             $ 2,984
                                                      =======          =======

                     STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS)

                             COMBINING CONDENSED INCOME STATEMENT
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                               GUARANTEEING SUBSIDIARIES
                                                                -------------------------------------------------------
                                                                    STATIA
                                                                  TERMINALS                     NETHERLANDS
                                                                 CANADA, INC.      STATIA        ANTILLES
                                          STATIA TERMINALS      (INCLUDES ALL     TERMINALS     OTHER THAN
                                          INTERNATIONAL N.V.      CANADIAN         N.V.           STATIA         UNITED
                                           (UNCONSOLIDATED)       ENTITIES)     CONSOLIDATED   TERMINALS N.V.    STATES
                                          ------------------    -------------   ------------  --------------     ------
REVENUES                                           $  -              $15,381       $82,242       $  409         $ 7,622

COST OF SERVICES AND PRODUCTS SOLD                    -                8,740        67,896          430           2,795
                                                   -------           -------       -------       ------         -------
         Gross profit                                 -                6,641        14,346          (21)          4,827

VALUATION ALLOWANCE                                   -                 -             -            -              4,000

ADMINISTRATIVE EXPENSES                                285             1,898         3,078            8           5,216
                                                   -------           -------       -------       ------         -------
         Income (loss) from operations                (285)            4,743        11,268          (29)         (4,389)

INTEREST EXPENSE                                      -                2,632        10,016         -                  9

INTEREST INCOME                                       -                   60           344         -                  3
                                                   -------           -------       -------       ------         -------
         Income (loss) before provision
           for income taxes                           (285)            2,171         1,596          (29)         (4,395)

PROVISION FOR INCOME TAXES                              21              -              234            7               6
                                                   -------           -------       -------       ------         -------
         Net income (loss)                            (306)            2,171         1,362          (36)         (4,401)

EARNINGS (LOSS) FROM EQUITY INVESTMENTS               (904)             -             -           3,533               8
                                                   -------           -------       -------       ------         -------
         Net income (loss) available to
           common stockholders                     $(1,210)          $ 2,171       $ 1,362       $3,497         $(4,393)
                                                   =======           =======       =======       ======         ========
DEPRECIATION AND AMORTIZATION EXPENSE              $  -              $ 1,427       $ 6,733       $  102         $   924
                                                   =======           =======       =======       ======         =======
                                                  RECLASSIFICATIONS
                                                          AND          CONSOLIDATED
                                                      ELIMINATIONS         TOTAL
                                                   -----------------   ------------
REVENUES                                              $(6,119)         $99,535

COST OF SERVICES AND PRODUCTS SOLD                     (1,209)          78,652
                                                      -------          -------
         Gross profit                                  (4,910)          20,883

VALUATION ALLOWANCE                                      -               4,000

ADMINISTRATIVE EXPENSES                                (4,910)           5,575
                                                      -------          -------
         Income (loss) from operations                   -              11,308

INTEREST EXPENSE                                           (6)          12,651

INTEREST INCOME                                            (6)             401
                                                      -------          -------
         Income (loss) before provision
           for income taxes                              -                (942)

PROVISION FOR INCOME TAXES                               -                 268
                                                      -------          -------
         Net income (loss)                               -              (1,210)

EARNINGS (LOSS) FROM EQUITY INVESTMENTS                (2,637)            -
                                                      -------          -------
         Net income (loss) available to
           common stockholders                        $(2,637)         $(1,210)
                                                      =======          =======
DEPRECIATION AND AMORTIZATION EXPENSE                 $  -             $ 9,186
                                                      =======          =======

                     STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS)

                         COMBINING CONDENSED STATEMENT OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                               GUARANTEEING SUBSIDIARIES
                                                                -------------------------------------------------------
                                                                    STATIA
                                                                  TERMINALS                     NETHERLANDS
                                                                 CANADA, INC.      STATIA        ANTILLES
                                          STATIA TERMINALS      (INCLUDES ALL     TERMINALS     OTHER THAN
                                          INTERNATIONAL N.V.      CANADIAN         N.V.           STATIA         UNITED
                                           (UNCONSOLIDATED)       ENTITIES)     CONSOLIDATED   TERMINALS N.V.    STATES
                                          ------------------    -------------   ------------  --------------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in)
    operating activities                           $  (313)          $2,755        $13,997       $   (5)         $ 2,130
                                                   -------           ------        -------       ------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   -               (574)        (4,822)         -             (2,093)
  Proceeds from sale of Statia Terminals
    Southwest, Inc.                                  6,500              -              -            -               -
                                                   -------           ------        -------       ------          -------
         Net cash provided by (used in)
           investing activities                      6,500             (574)        (4,822)         -             (2,093)
                                                   -------           ------        -------       ------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment to Parent                                 (6,150)             -              -            -               -
                                                   -------           ------        -------       ------          -------
         Net cash used in financing activities      (6,150)             -              -            -               -
                                                   -------           ------        -------       ------          -------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      37            2,181          9,175           (5)              37

CASH AND CASH EQUIVALENTS,
  beginning of period                                    1            1,241          4,593           21              227
                                                   -------           ------        -------       ------          -------
CASH AND CASH EQUIVALENTS,
  end of period                                    $    38           $3,422        $13,768       $   16          $   264
                                                   =======           ======        =======       ======          =======


                                                  CONSOLIDATED
                                                      TOTAL
                                                  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in)
    operating activities                           $18,564
                                                   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                (7,489)
  Proceeds from sale of Statia Terminals
    Southwest, Inc.                                  6,500
                                                   -------
         Net cash provided by (used in)
           investing activities                       (989)
                                                   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment to Parent                                 (6,150)
                                                   -------
         Net cash used in financing activities      (6,150)
                                                   -------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  11,425

CASH AND CASH EQUIVALENTS,
  beginning of period                                6,083
                                                   -------
CASH AND CASH EQUIVALENTS,
  end of period                                    $17,508
                                                   =======

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals International N.V. and its Subsidiaries as of September 30, 1998 and the three month and nine month periods ended September 30, 1998 and 1997 included herein. Reference should also be made to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1997 including the Consolidated Financial Statements of the Company, Statia Canada and Statia Terminals N.V. ("STNV").

RESULTS OF OPERATIONS

        Total revenues for the three months ended September 30, 1998 were $32.7 million compared to $35.3 million for the same period in 1997, a decrease of $2.6 million, or 7.4%. Total revenues for the nine months ended September 30, 1998 were $99.5 million compared to $101.2 million for the same period in 1997, a decrease of $1.7 million, or 1.6%. The revenue decreases resulted primarily from reduced bunker and bulk product sales revenues at the Company's St. Eustatius, Netherlands Antilles and Point Tupper, Canada, facilities partially offset by increased terminaling services revenue (consisting of storage, throughput, docking charges, emergency response fees and other terminal charges) at St. Eustatius and Point Tupper. The decrease in bunker and bulk product sales primarily resulted from lower oil market prices during the first nine months of 1998 as compared to the same period in 1997, partially offset by higher volumes delivered. The improvement in terminaling service revenue for the first nine months of 1998 compared to 1997 was principally due to (i) the Company's ability to attract additional customers who use the Company's facilities as part of their strategic distribution networks, (ii) the recent contango conditions in the international petroleum market, and (iii) additional vessel calls at St. Eustatius resulting in higher dock charges and emergency response fees.

                REVENUES AND OPERATING INCOME (LOSS) BY LOCATION
                             (Dollars in thousands)

                                           FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                          -----------------------------   -----------------------------
                                              1997            1998            1997            1998
                                          -------------   -------------   -------------    ------------
REVENUES
    Netherlands Antilles and the
      Caribbean
          Terminaling services              $   8,535       $  12,106       $  25,428        $  32,101
          Bunker and bulk product sales        20,121          14,988          61,996           50,424
                                          -------------   -------------   -------------    ------------
                                               28,656          27,094          87,424           82,525
                                          -------------   -------------   -------------    ------------
    Canada
          Terminaling services                  5,056           5,074          10,847           14,504
          Bunker and bulk product sales         1,253             679           2,825              877
                                          -------------   -------------   -------------    ------------
                                                6,309           5,753          13,672           15,381
                                          -------------   -------------   -------------    ------------
    United States
          Brownsville, Texas
            terminaling services*                 534            -              1,704            1,613
          All other terminaling
            services                              217             479             632            1,143
          Corporate services                    1,278           1,649           3,949            4,866
                                          -------------   -------------   -------------    ------------
                                                2,029           2,128           6,285            7,622
                                          -------------   -------------   -------------    ------------
      Eliminations                             (1,661)         (2,276)         (6,191)          (5,993)
                                          -------------   -------------   -------------    ------------
               Total revenues               $  35,333       $  32,699       $ 101,190        $  99,535
                                          =============   =============   =============    ============
OPERATING INCOME (LOSS)
-----------------------
      Netherlands Antilles and the
        Caribbean                           $   1,286       $   4,194       $   7,310        $  10,954
      Canada                                    2,110           1,970           2,428            4,743
      Brownsville, Texas facility*               (309)           -               (835)          (4,061)
      All other United States                    (196)             49            (428)            (328)
                                          -------------   -------------   -------------    ------------
               Total operating income       $   2,891       $   6,213       $   8,475        $  11,308
                                          =============   =============   =============    ============

* As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements and elsewhere in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company sold its Brownsville, Texas, facility on July 29, 1998.

        During September 1998, Hurricane Georges damaged the Company's St. Eustatius facility. Although operations were not significantly impacted by the hurricane and returned to normal within days of the storm, the preliminary estimate of the damage to the facility caused by Hurricane Georges is $5,800. Damage was sustained to insulation on certain storage tanks, electrical transmission systems and roofs of several buildings. In advance of the storm, on September 19, 1998, the facility ceased terminal operations and instituted its hurricane preparation and damage prevention plan. The terminal returned to full operations by September 29, 1998. As of September 30, 1998, the Company recorded a charge of $800 representing an insurance deductible of $500 related to the hurricane damage and certain other costs resulting from the hurricane which the Company anticipates will not be recovered through its insurance policies.

        Revenues from terminaling services at St. Eustatius increased approximately $3.6 million and $6.7 million in the third quarter and first nine months of 1998, respectively, as compared to the same periods of 1997. Total throughput increased from 11.7 million barrels during the third quarter of 1997 to 21.5 million barrels during the third quarter of 1998 due primarily to higher throughput of crude oil and fuel oil. Total throughput increased from 44.9 million barrels during the first nine months of 1997 to 53.0 million barrels during the same period of 1998 due primarily to higher throughput of fuel oil and clean products partially offset by reduced throughput of crude oil. Thirty-one and thirty-eight more vessels called at the St. Eustatius facility during the third quarter and first nine months of 1998, respectively, than during the same periods of 1997 resulting in higher revenues from docking charges and stand-by emergency response fees. For the third quarter and first nine months of 1998, the overall percentage of capacity leased at this facility was 95% and 91% compared to 69% and 75% for the same periods of 1997, respectively, reflecting increases in the percentage of capacity leased for clean products and fuel oil tankage.

        Caribbean bunker and bulk product sales decreased $5.1 million, or 25.5%, and $11.6 million, or 18.7%, in the third quarter and first nine months of 1998, respectively, as compared to the same periods of 1997, primarily as a result of lower comparative selling prices for bunker fuels reflecting current market conditions. Average selling prices decreased 34.2% and 29.8% when comparing the third quarter and first nine months of 1998 with the same periods of 1997. However, metric tons of bunkers and bulk product sold increased 6.0% and 15.8% during the third quarter and first nine months of 1998, respectively, as compared to the same periods of 1997.

        The percentage of tank capacity leased at Point Tupper increased from 77% and 66% for the third quarter and first nine months of 1997 to 98% and 91% for the same periods of 1998, respectively. These increases were primarily the result of additional crude oil and clean products tankage leased during the third quarter and first nine months of 1998 as compared to the same periods of 1997. Fewer vessel calls led to lower port charge revenues at this facility during the first nine months of 1998 as compared to the same period of 1997.

        Gross profit for the third quarter and first nine months of 1998 was $8.0 million and $20.9 million compared to $4.4 million and $13.2 million for the same periods of 1997 representing increases of $3.6 million, or 82.6%, and $7.7 million, or 58.5%, respectively. The increase in gross profit is primarily the result of the increased terminaling services revenue produced at a small incremental cost. Additionally, the Company realized higher gross margins on bunker sales during the first nine months of 1998 as compared to the same period of 1997 due to higher volumes of bunker fuels delivered. Gross margin percentages on bunker sales at St. Eustatius may vary widely depending upon relative market selling prices and due to the relatively fixed nature of delivery costs.

        As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, the Company recognized a valuation allowance of $4.0 million during the second quarter of 1998. The proceeds from the sale of Southwest exceeded the carrying value of the assets and liabilities sold by $2.3 million. The recognition of the gain has been deferred pending the disposition of other assets held for sale. The valuation allowance had no effect on the provision for income taxes, as the tax loss cannot be utilized.

        Administrative expenses were $1.8 million and $5.6 million for the three and nine months ended September 30, 1998 as compared to $1.5 million and $4.7 million for the same periods of 1997 representing increases of $0.3 million, or 19.5%, and $0.9 million, or 18.7%, respectively. The increases during the third quarter and first nine months of 1998 as compared to the same periods of 1997 are primarily the result of higher personnel costs.

        During the first nine months of 1997 and 1998, the Company incurred $12.7 million of interest expense from interest accrued on its 11-3/4% First Mortgage Notes due 2003, amortization expense related to deferred financing costs and certain bank charges.

        The following table sets forth for the periods indicated certain key statistics for the Company's operating locations in the Caribbean and Canada.

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (Capacity and throughput in thousands of barrels)

                                       FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                       ----------------------------    ---------------------------
                                          1997            1998            1997           1998
                                       ------------    ------------    ------------   ------------
Netherlands Antilles and
   the Caribbean
                  Total capacity            11,334          11,334          11,334         11,334
                  Capacity leased              69%             95%             75%            91%
                  Throughput                11,660          21,516          44,897         53,042
                  Vessel calls                 178             209             591            629

Canada
                  Total capacity             7,404           7,404           7,404          7,404
                  Capacity leased              77%             98%             66%            91%
                  Throughput                20,148           8,456          38,814         35,654
                  Vessel calls                  29              22              90             85

Combined Netherlands Antilles and
   the Caribbean and Canada
                  Total capacity            18,738          18,738          18,738         18,738
                  Capacity leased              72%             96%             71%            91%
                  Throughput                31,808          29,972          83,711         88,696
                  Vessel calls                 207             231             681            714

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow from operations has been the Company's primary source of liquidity during the period ended September 30, 1998. Cash provided by operations has been used to purchase property and equipment. Despite net losses of $1.2 million and $4.3 million for the nine months ended September 30, 1998 and 1997, respectively, the Company had positive cash flow from operations of $18.6 million and $6.2 million for the respective periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens and changes in various asset and liability accounts. Additionally, during the second quarter ended June 30, 1998, the Company recognized a $4.0 million non-cash valuation allowance (see Note 3 of Notes to Consolidated Condensed Financial Statements for more information). At December 31, 1997, the Company had cash and cash equivalents on hand of $6.1 million compared to $17.5 million at September 30, 1998 (which included $8.0 million invested in time deposits maturing in November of 1998).

        As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, on July 29, 1998, the Company received net proceeds of $6.15 million from the sale of its Brownsville, Texas facility. Statia subsequently paid the net proceeds from the sale to its Parent and adjusted stockholder's equity subject to reduction.

         In January 1997, Statia declared a common stock dividend in the amount of $1.35 million to enable its Parent to pay a management fee to Castle Harlan, Inc. for the period from November 1996 to November 1997. A similar dividend of $1.35 million was declared in November 1997 for management fees related to the year ended November 1998.

        During the first nine months of 1998, no significant changes occurred in the Company's debt and equity financing arrangements. As of September 30, 1998, the Company had not borrowed under its $17.5 million revolving credit facility. This facility permits the Company to borrow in accordance with its available borrowing base which was estimated at $5.0 million ($4.6 million for STNV and $0.4 million for Statia Canada) as of September 30, 1998 and bears interest at the prime rate plus 50 basis points (8.75% at September 30, 1998). This facility is available for working capital needs and letter of credit financing.

        The Company's capital expenditure budget for 1998 has been increased to $9.5 million and includes funds for expanding and sustaining its existing operations. During the first nine months of 1998, a majority of capital expenditures were related to sustaining the Company's existing operations including its terminal and marine equipment maintenance programs. Additional spending is contingent upon the disposition of those assets that the Company continues to hold for sale and the addition of incremental terminaling business.

                        CAPITAL EXPENDITURES BY LOCATION
                             (Dollars in thousands)

                                       FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                       ----------------------------    ----------------------------
                                           1997            1998           1997            1998
                                       -------------    -----------    ------------    ------------
Netherlands Antilles and the
  Caribbean                              $   1,364        $  1,673       $   3,121       $   4,822

Canada                                         197             388             576             574

Brownsville, Texas facility*                   117            -                177             312

All other United States                        403             259             510           1,781

Eliminations                                  (100)           -               (100)        -
                                       -------------    -----------    ------------    ------------
                                         $   1,981        $  2,320       $   4,284       $   7,489
                                       =============    ===========    ============    ============

* As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements and elsewhere in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company sold its Brownsville, Texas facility on July 29, 1998.

INFORMATION TECHNOLOGY AND THE YEAR 2000

        Certain computer software and hardware applications and embedded microprocessor, microcontroller or other processing technology applications and systems use only two digits to refer to a year rather than four digits. As a result, these applications could fail or create erroneous results in dealing with certain dates and especially if the applications recognize "00" as the year 1900 rather than the year 2000 (the "Y2K" problem). During 1997, the Company developed a master plan (the "Plan") to upgrade its key information systems and simultaneously address the potential disruption to both operating and accounting systems that might be caused by the Y2K problem. The Plan also provides for the evaluations of the systems of customers, vendors, and other third-party service providers and evaluations of the Company's non-information technology systems, which include embedded technologies such as microcontrollers (also referred to as non-traditional information technology).

        The assessment phase of the Plan as it relates to both traditional and non-traditional information technology applications and systems has been substantially completed. The Company is currently in the process of testing new Y2K-compliant terminal operations at its facilities. It is anticipated that the Y2K-compliant terminal operations systems will be fully implemented in the first quarter of 1999. The Company recently selected a fully integrated Y2K-compliant finance, accounting, and human resources system and expects to have the new system fully operational by the third quarter of 1999.

        The Company has identified certain of its significant existing non-traditional information technology systems as not being Y2K compliant. The Company is currently evaluating the best means to mitigate the possible adverse effects resulting from the potential failure of these systems including repair or replacement. However, the Company believes that in a worst case scenario, existing manual overrides would prevent the failure of these systems from having a material adverse effect on the Company's operations.

        In accordance with the Plan, the Company has initiated a formal communications process with other companies with which the Company's systems interface or rely on to determine the extent to which those companies are addressing their Y2K compliance. In connection with this process, the Company has sent numerous letters and questionnaires to third parties and is evaluating those responses as they are received. Where necessary, the Company will be working with those companies to mitigate any material adverse effect on the Company. Based upon information it has received and a review of its existing relationships with third parties, the Company does not currently anticipate that any third-party non-compliance would have a material adverse effect on the Company's business, results of operations, or financial condition.

        The 1998 capital expenditure budget includes $0.7 million for the purchase and implementation of its new operations and accounting systems. In addition, certain non-recurring expenses currently estimated at $0.1 million will be incurred during 1998 for consultants. As of September 30, 1998, the Company has capitalized $0.5 million related to its Y2K remediation efforts and expensed an additional $0.05 million. In 1999, the Company anticipates spending an additional $0.8 million to complete these efforts of which it anticipates capitalizing $0.7 million and expensing $0.1 million. These costs have not had, nor are they expected to have, a material effect on the Company's financial position, results of operations or cash flows in any of the years in which spending has or will occur. However, there can be no guarantee that these estimates will be met and actual results could differ materially from these estimates.

        Based upon information currently available to it, the Company believes its efforts will be successful in preventing the Y2K issue from having a material adverse effect on the Company. However, the pervasive nature of the Y2K issue may prevent the Company from fully assessing and rectifying all systems that could have an effect on the Company's business, results of operations, or financial condition.

ASSETS HELD FOR SALE

        As of December 31, 1997, the Company's Brownsville, Texas facility, owned by Statia Terminals Southwest, Inc., and the Company's emergency response vessel, M/V STATIA RESPONDER (formerly known as M/V MEGAN D. GAMBARELLA), were being held for sale. As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, on July 29, 1998, the Company sold Southwest for $6.5 million in cash resulting in net proceeds of approximately $6.15 million. Certain pro forma financial information related to the sale of Southwest is provided in Note 3 of Notes to Consolidated Condensed Financial Statements.

        The Company continues to actively seek potential buyers for its emergency response vessel, the M/V STATIA RESPONDER, and has, therefore, classified this vessel as an asset held for sale at September 30, 1998. In addition, the Company is presently considering other alternatives, which include retaining the vessel for emergency response service in the Caribbean. Should the Company decide to retain the vessel, the vessel's value would be reclassified on the Company's balance sheet from an asset held for sale to property and equipment. At the present time, the Company does not anticipate recognizing any adjustment to the vessel's carrying value. Similar levels of revenues are anticipated to be earned and similar expenses incurred following any disposition of the M/V STATIA RESPONDER.

        Certain of the Parent's preferred stock agreements contain features which may require the Parent to cause the Company to issue a dividend or otherwise remit the net proceeds from the sale of the M/V STATIA RESPONDER. Accordingly, $10 million of the Company's common stockholder's equity has been classified outside the equity section as stockholder's equity subject to reduction at September 30, 1998.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company periodically purchases refined petroleum products from its customers and others for resale as bunker fuel, for small volume sales to commercial interests, and to maintain an inventory of blend stocks for its customers. Petroleum inventories are held for short time periods, generally not exceeding ninety days. The Company does not presently have any derivative positions to hedge its inventory of petroleum products. The following table indicates the Company's aggregate carrying value of its petroleum products on hand at September 30, 1998 at average cost, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)

                                              CARRYING            FAIR
                                               AMOUNT            VALUE
                                             -----------       -----------
      Petroleum Inventory
           STNV                                 $   751            $  826
           Statia Canada                            387               440
                                             -----------       -----------
                                               $  1,138           $ 1,266
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

                                    PART II.

                                OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS.

        Reference is made to Part I, Item 3. Legal Proceedings, in the Company's 1997 Annual Report on Form 10-K and to Part II, Other Information, Item 1. Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, for complete discussion. There have been no material developments in the Company's legal proceedings since June 30, 1998.

                         ITEM 2. CHANGES IN SECURITIES.

                                      None.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                                      None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      None.

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

                                     STATIA TERMINALS INTERNATIONAL N.V.
                                            (Registrant)
Date:   November 16, 1998

                                     By:   /s/ JAMES F. BRENNER
                                           -------------------------------------
                                               James F. Brenner
                                               Vice President - Finance
                                               (As Authorized Officer)


                                     STATIA TERMINALS CANADA, INCORPORATED
                                               (Registrant)
Date:   November 16, 1998

                                     By:   /s/ JAMES F. BRENNER
                                           -------------------------------------
                                               James F. Brenner
                                               Vice President and Treasurer
                                               (As Authorized Officer)

                                    Page S-1

                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    -----------
  27.1 Financial Data Schedule for Statia Terminals International N.V. (for electronic filing only)
  27.2 Financial Data Schedule for Statia Terminals Canada, Incorporated. (for electronic filing only)