Form 10-K
period 1998-12-31
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 1999-04-01
CIK 1029101, 1029102

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


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

         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes  X     No _______
                                                      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable].

         The equity securities of the registrants have not been, and are not required to be, registered under either the Securities Act of 1933 or the Securities Exchange Act of 1934.

                       Statia Terminals International N.V.
                                       and

                      Statia Terminals Canada, Incorporated

                           Annual Report on Form 10-K

                                Table of Contents

PART I.........................................................................1

ITEM 1.  BUSINESS..............................................................1
ITEM 2.  PROPERTIES...........................................................12
ITEM 3.  LEGAL PROCEEDINGS....................................................15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................16

PART II.......................................................................16

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY MATTERS ..16
ITEM 6.  SELECTED FINANCIAL DATA..............................................17
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND........

         RESULTS OF OPERATIONS................................................19
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........38
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................39
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..........................
         ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................39

PART III......................................................................40

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................40
ITEM 11. EXECUTIVE COMPENSATION...............................................45
ITEM 12. SECURITY OWNERSHIP...................................................49
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................50

PART IV.......................................................................52

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......52

                                    Page i

         This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Items 1, 2, 3 and 7 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of fluctuations in the supply of and demand for crude oil and other petroleum products, changes in the petroleum terminaling industry, added costs due to changes in government regulations affecting the petroleum industry, the loss of a major customer, the financial condition of our customers, interruption of our operations caused by adverse weather conditions, the condition of the U.S. economy, risks associated with our efforts to comply with year 2000 requirements, and other matters included in this Report. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

         Frequently in this Report, especially when discussing our operations, we refer to ourselves, Statia Terminals International N.V. and Statia Terminals Canada, Incorporated, as "we" or "us". As the context requires, references to "we" and "us" include all of our subsidiaries. References to the "Parent" are to Statia Terminals Group N.V. which owns, directly or indirectly, all of our common stock.

                                     PART I.

                                ITEM 1. BUSINESS

                            INTRODUCTION AND HISTORY

         We believe we are one of the five largest independent marine terminaling companies in the world as measured in terms of storage capacity. At the end of 1998, our tank capacity was 18.7 million barrels. We believe we are the largest independent marine terminal operator handling crude oil imported into the Eastern United States and Canada. Our two terminals are strategically located at points of minimal deviation from major shipping routes. We provide terminaling services for crude oil and refined products to many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, petrochemical companies and ship owners. Our customers include Saudi Aramco and Tosco. These customers transship their products through our facilities to the Americas and Europe. We own and operate one storage and transshipment facility located at the island of St. Eustatius, Netherlands Antilles, and one located in Point Tupper, Nova Scotia, Canada. In connection with our terminaling business, we also provide related value-added services, including:

     o bunkering which is the supply of fuel to marine vessels for their own engines;
     o    crude oil and petroleum product blending and processing; and
     o    bulk product sales.

         Our operations began in 1982 as Statia Terminals N.V., with an oil products terminal located on the island of St. Eustatius. In 1984, CBI Industries, Inc., an industrial gases and contracting services company, acquired a controlling interest in Statia Terminals N.V. We purchased Statia Terminals Southwest, Inc. with its facility at Brownsville, Texas, in 1986. In 1990, CBI Industries became the sole owner of Statia Terminals N.V. and Statia Terminals Southwest. In 1993, we acquired the remaining shares not then owned by us of Statia Terminals Point Tupper, Incorporated, located at Point Tupper. In 1996, Praxair, Inc. acquired CBI Industries. In November 1996, Castle Harlan Partners II L.P., members of our management and others acquired from Praxair all of the outstanding capital stock of Statia Terminals N.V., Statia Terminals, Inc., their subsidiaries and certain of their affiliates. Castle Harlan Partners II L.P. is a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank. At the same time, Statia Terminals Point Tupper, Incorporated was amalgamated into Statia Terminals Canada, Incorporated. The Parent, Statia Terminals International N.V. and Statia Terminals Canada, Incorporated were organized for purposes of facilitating the acquisition by Castle Harlan and our management. Statia Terminals International N.V. indirectly owns all of the common stock of Statia Terminals Canada, and the Parent owns all of the common stock of Statia Terminals International N.V. In July 1998, we sold Statia

Terminals Southwest to an unaffiliated third party purchaser.

         Our day-to-day operations are managed at the respective terminal locations. Our management team and employee base possess a diverse range of experience and skills in the terminaling industry. This experience has permitted us to better understand the objectives of our customers and to forge alliances with those customers at our terminals to meet those objectives. Thus, we believe that our operations extend beyond the traditional approach to terminaling. We are a premier provider of the core services offered by other terminal operators. In addition, unlike many of our competitors, we refrain from competing with our customers and provide ancillary, value-added services tailored to support the particular needs of our customers.

         On February 12, 1999, the Parent filed documents with the Securities and Exchange Commission to sell 7.6 million of its common shares (exclusive of an over allotment option available to underwriters for an additional 760,000 shares of the Parent) in its initial equity public offering. The offering price is expected to be between $19.50 and $20.50 per share, raising gross proceeds of approximately $152 million (approximately $167 million if the over allotment option is fully exercised). A portion of the proceeds of the offering will be used to redeem approximately 25% (approximately 35% if the over allotment option is fully exercised) of the 11-3/4% First Mortgage Notes co-issued by Statia Terminals International N.V. and Statia Terminals Canada, Incorporated.


                                    INDUSTRY

Terminaling

         The petroleum terminaling industry consists of two market segments. One segment is characterized by the ownership and management of terminals inland along major crude oil or petroleum product pipelines. This segment is primarily engaged in the distribution of crude oil to inland refineries or of petroleum products via pipeline, rail or truck. The second segment of the industry is marine terminaling. This segment is primarily engaged in bulk storage and transshipment of crude oil and petroleum products of domestic and overseas producers, integrated oil companies, traders, refiners and distributors. "Transshipment" is the process whereby customers transfer their products either from a vessel to storage tanks for subsequent transfer to other vessels for delivery to other destinations or from one ship to another ship across the dock. We are engaged only in marine terminaling.

         A substantial portion of crude oil and petroleum products storage terminals are "captive," i.e., they are owned by producers, refiners and pipeline operators and used almost exclusively for their own operations. The independent terminaling operator segment of the marine terminaling industry which is described in this prospectus excludes these captive terminals. Captive terminal storage is only occasionally made available to the general market and lacks certain competitive advantages of independent operations, the most important of which is confidentiality.

         Companies generally use marine liquids terminals for various reasons including:

o to take advantage of economies of scale by transporting crude oil or petroleum products in bulk to a terminal as near to the ultimate destination as possible;

o to blend crude oil or petroleum products to meet market specifications;

o to process products stored by their customers to add value for a specific downstream market;

o    to store crude oil or petroleum product temporarily; and

o    to access fuel, in a process known as "bunkering", and supplies for consumption by marine vessels.

Bulk Cargo Movement

         Due to significant economies of scale, petroleum companies ship crude oil from the Middle East, North Sea and West Africa in very-large or ultra-large crude carriers to a transshipment point such as one of our terminals. These very-large and ultra-large crude carriers, however, are too large to deliver their cargo directly to many ports, including virtually all U.S. ports. Therefore, most petroleum companies are forced to either partially or completely "lighter" their cargo, which is the process by which liquid cargo is transferred to smaller vessels, usually while at sea, or transship their cargo through a terminal to other smaller vessels that can enter U.S., Canadian and Caribbean ports. Both of our facilities can handle substantially all of the world's largest fully-laden very-large and ultra-large crude carriers.

         We believe that terminaling offers several advantages over lightering. Terminaling generally provides more flexibility in the scheduling of deliveries and allows our customers to deliver their products to multiple locations. Terminaling is also generally safer and more environmentally sound than lightering which is conducted at sea and may be impacted by vessel movement, adverse weather and sea conditions. Lightering in U.S. territorial waters also creates a risk of liability for owners and shippers of oil. Under the U.S. Oil Pollution Act of 1990 and other state and federal legislation, significant liability is imposed for spills in U.S. territorial waters. In Canada, similar liability exists under the Canadian Shipping Act. Terminaling also provides customers with the ability to access value added terminal services.

         Lightering generally takes significantly longer than discharging at a terminal. For example, a fully laden ultra-large crude carrier may require up to seven days to fully discharge by lightering, but only 24 to 48 hours to fully discharge at our terminals. In addition, terminals allow oil producers to store oil and benefit from value-added services. The advantages of terminaling may be offset in market conditions where the direct costs of terminaling are higher than those of lightering. The direct cost differential of lightering versus terminaling changes as charter rates change for ships of various sizes. Under current market conditions, lightering in most instances costs less than terminaling, primarily by allowing very-large and ultra-large crude carriers to cover the larger portion of the total journey.

Blending

         Increasingly stringent environmental regulations in the U.S., Canadian and European marketplaces create additional demand for facilities that can blend a variety of components into finished products that meet such regulations as well as customers' specific requirements. Blending requires specialized equipment and expertise. In addition, blenders must have a full range of blendstocks available. The evolving reformulated gasoline market in the U.S., resulting primarily from emission-reduction regulations, including the U.S. Clean Air Act, as amended, tightening specifications for distillates and the increasing need for blended residual fuel are expected to enhance the growth of the product blending segment of the terminaling industry. We regularly blend components to make finished gasolines and various grades of residual fuel. Fuel oils are also blended for utilities and other commercial uses and crude oils are blended for refiners.

Processing

         Atmospheric distillation is a process that applies heat to separate the hydrocarbons in crude oil into certain petroleum products. Most simple distillation units, including ours, produce at least three product streams: naphtha, distillate (heating oil) and residual fuel. The profitability of atmospheric distillation is dependent on feedstock, operating and other costs compared to the value of the resulting products.

Seasonal and Opportunity Storage

         Refiners and traders use storage facilities to take advantage of seasonal movements and anomalies in the crude oil and petroleum products markets. When crude oil and petroleum product markets are in contango by an amount exceeding storage costs, the time value of money, the cost of a second vessel plus the cost of loading and unloading at a terminal, the demand for storage capacity at terminals usually increases. When crude oil and petroleum products markets are in backwardation for any length of time, the traditional users of terminal storage facilities are less likely to store product, thereby reducing storage utilization levels. Historically, heating oil has been in contango during the summer months and gasoline has been in contango during the winter months. As a result, demand for heating oil storage is typically strongest during the summer, fall and winter months and demand for gasoline storage is typically strongest in the winter, spring and summer months. We can give no assurances, however, that the crude oil and petroleum products markets will follow these patterns in the future.

         Since late 1997, all segments of the crude oil and petroleum products markets have generally been in contango. As a result, previously available storage tank capacity began to diminish and storage tank lease rates began to rise during 1998. The shift toward contango is due in part to the current worldwide excess supply of crude oil, which has resulted in a sharp decrease in spot prices for most petroleum products. This contango condition followed an unusually long period of backwardation for all segments of the crude oil and petroleum products markets which stretched from the beginning of 1995 to late 1997. We believe that our business was adversely impacted during the backwardation period. Several factors contributed to this unusually long backwardation period, including anticipation of incremental crude oil supplies entering the market from Iraq and elsewhere, a shift to "just in time inventory" positions by many oil companies, and strong demand for petroleum products.

         During 1998 and 1999, members of the Organization of Petroleum Exporting Countries in conjunction with certain non-OPEC members attempted to reduce worldwide crude oil production with the intent of supporting oil market prices for petroleum products. An agreement to reduce production was signed in March 1999. Although we continue to monitor and evaluate oil market developments, we are not aware of any matters emanating from the recent meetings and agreement that may adversely impact our current terminaling business.

Bunker Sales

         "Bunkering" means the sale and delivery of fuels to marine vessels to be used for their own engines. The customer base and suppliers of bunker fuel are located worldwide. Sales of bunker fuel, which includes diesel oil, gas oil and intermediate fuel oil, are driven primarily by the proximity of the supply location to major shipping routes and ports of call, the amount of cargo carried by marine vessels and the price, quantity and quality of bunker fuel.

         Bunker fuel is sold under international standards of quality that are recognized by both fuel suppliers and ship operators. Raw materials for bunker fuels are purchased in bulk lots of various grades and then blended to meet customer specifications. Each supplier is responsible for quality control and other merchantability aspects of the fuel they sell.

         Traditionally, the bunker fuel business was concentrated in those ports with high ship traffic and near primary sources of refined marine fuels. In recent years, the number of refiner/suppliers in many ports has diminished and stricter environmental laws have been enacted, primarily in the U.S., Canada and Europe. As a result, the sale of bunker fuel has increased at locations outside the U.S., Canada and Europe.

         As many vessels have large bunker fuel tanks that allow them to travel long distances between refueling stops, we compete with bunker delivery locations around the world. In the Western Hemisphere, there are significant alternative bunker locations, including on the U.S. East coast and Gulf coast and in Panama, Puerto Rico, Aruba, Curacao, Halifax, Rotterdam and various North Sea locations.

                              SERVICES AND PRODUCTS

         We provide storage services in tanks which are designed to meet our customers specifications and a full range of terminaling-related services, including product blending, heating, mixing, separation, and removal of water and other impurities. Our facilities can handle a variety of petroleum materials, including light, medium and heavy crude oils, residual fuel oil, gasoline, gasoline blending components, diesel, marine gas oil, marine diesel oil, aviation fuel, bunker fuel, and butane. Residual fuel oil is comprised of the residue from the distillation of crude oil after the light oils, gasoline, naphtha, kerosene and distillate oils are extracted. We also handle petroleum diluents, lubricating oils, butane and various other petroleum products.

         We own seven berthing locations where vessels may load and discharge crude oil and petroleum products at our St. Eustatius facility and two berthing locations at our Point Tupper facility. With these berthing locations and our uniquely designed mooring facilities and piping configurations, we can handle oil tankers of various sizes, from relatively small to some of the largest in the world and provide services such as simultaneous discharging and loading of vessels and "across the dock" transfers. We charter tugboats and own other marine equipment to assist with docking operations and provide port services.

         We specialize in "in-tank" or "in-line" blending with computer-assisted blending technology that assures product integrity and homogeneity. Our facilities can blend and mix a full range of petroleum products including gasoline, residual fuel oils, including bunker fuel, and crude oil. We believe our blending capability has attracted certain customers who have leased capacity primarily for blending purposes and who have contributed to our bunker fuel and bulk product sales. We have worked closely with residual fuel oil market participants, to assist them with their blending operations.

         We own storage spheres for butane at both of our facilities that enhance our gasoline blending capabilities. We also own an atmospheric distillation unit for refining at St. Eustatius. We use the storage spheres and the distillation unit to improve product quality and add value to our customers' products.

         As part of our petroleum product sales, we supply bunker fuel in the Caribbean and in Nova Scotia, Canada. At and around St. Eustatius, our bunkering business has evolved from offering bunker fuel to ships at the terminal berths to a delivery system utilizing specially modified barges which provide fuel to vessels at anchor. In the first quarter of 1996, we initiated bunker fuel service operations at Point Tupper with deliveries via pipeline at the terminal berths and by truck in the surrounding Strait of Canso area. During 1996, 1997 and 1998, 615, 575 and 582 vessels, respectively, received bunker fuels from us in the Caribbean. During this period, we have concentrated our sales and marketing efforts in the Caribbean to sell larger volumes of fuel per vessel call. During this period the average volume of bunker fuel delivered per vessel has increased as has the total volume delivered, while the number of vessels bunkering at our facility has varied from year to year. In Canada during the 1996, 1997 and 1998, 19, 10 and 3 vessels, respectively, received bunker fuels from us. During this period we were generally unable to secure an adequate source of supply and, therefore, we leased storage capacity that we had previously allocated to storage of bunker fuel.

         We purchase small quantities of petroleum products primarily to maintain an inventory of certain blendstocks and bunker fuel. From time to time we purchase and sell product to accommodate customers who wish to dispose of small quantities of product or assist customers' sales activities and occasionally to take advantage of attractive buying opportunities.

         Netherlands Antilles and Canadian environmental laws and regulations require ship owners, vessel charterers, refiners and terminals to have access to spill response capabilities. At St. Eustatius, we own and operate the M/V Statia Responder (formerly known as the M/V Megan D. Gambarella), a 194 foot multi-function emergency response and maintenance vessel with spill response and firefighting capabilities and underwater diving support. The Statia Alert, a barge that is capable of recovering 200 gallons per minute of oil/water mixture, and two response boats that can deploy booms to contain a spill within a certain area and release absorbent materials, support our emergency and spill response capability at St. Eustatius. The St. Eustatius facility also has three tugs on time charter, and owns a line handling vessel and two mooring launches, all of which are available for safe berthing of vessels calling at the terminal and for emergency and spill response.

         Statia Terminals Canada owns and operates two fully-equipped spill response vessels on Cape Breton Island in Canada, one located at Point Tupper and the other located in Sydney, Nova Scotia. In the event of an oil spill, these vessels can deploy containment and clean-up equipment including skimmers to retrieve product from the surface of the water, booms to contain spills, and absorbents to absorb spilled product. Statia Terminals Canada charters tugs, mooring launches and other vessels to assist with the movement of vessels through the Straight of Canso, the safe berthing of vessels at Point Tupper and other services to vessels. We believe that the presence of fully equipped spill response vessels in port is important in attracting customers to our facilities. Our customers benefit by ready access to this equipment, and we charge each vessel that calls at our St. Eustatius facility a fee for this capability.

                                   PRICING

         Storage and throughput pricing in the petroleum terminaling industry is subject to a number of factors, including variations in petroleum product production and consumption, economic conditions, political developments, seasonality of demand for certain products and the geographic sector of the world being serviced. At the customer level, terminal selection focuses primarily on:

     o      the location;
     o      the quality of service; and
     o      the range of services offered.

         Although price is always an issue, price differentials among competing terminals are frequently less important to the customer because terminaling costs represent only a small portion of the customer's total distribution costs.

         In developing our pricing strategy, we consider petroleum market conditions and oil price trends. We also take into consideration the quality and range of our services compared to those of competing terminals, prices prevailing at the time in the terminaling market in which we operate, and cost savings from shipping to our terminal locations. In situations requiring special accommodations for the customer (e.g. unique tank modification or construction of new tanks), we may price on a rate-of-return basis.

         We enter into written storage and throughput contracts with customers. During 1998, approximately 64% of our storage and throughput revenues, excluding related ancillary services, were attributable to long term storage and throughput agreements of one year or more. Our long term storage and throughput agreements are individually negotiated with each customer. The typical agreement specifies tank storage volume, the commodities to be stored, a minimum monthly charge, an excess throughput charge for throughput volume in excess of the volume specified in the storage contract and a price escalator. In addition, there may be charges for certain additional services such as the transfer, blending, mixing, heating, decanting and other processing of stored commodities. The minimum monthly charge is due and payable without regard to the volume of storage capacity, if any, actually utilized. For the minimum monthly charge, the user is generally allowed to deliver, store for one month and remove the specified tank storage volume of commodities. As an incentive for the user to throughput additional barrels, the excess throughput charge is typically a lower rate per barrel than the rate per barrel utilized in establishing the minimum monthly charge. Year-to-year escalation of charges is typical in long term contracts.

                                   COMPETITION

         The main competition to crude oil storage at our facilities is from lightering. Under current market conditions, lightering in most instances costs less than terminaling. The price differential between lightering and terminaling is primarily driven by the charter rates for vessels of various sizes because terminaling generally occupies a very-large or ultra-large crude carrier for a shorter period of time than lightering. A very-large crude carrier can be lightered in approximately four days if lightering vessels are available for continuous back-to-back operations and the weather is good. However, if fewer lightering vessels are available or bad weather interrupts, it can take longer to load or discharge product. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminaling including storage costs, dock charges and spill response fees. In addition, terminaling reduces the risk of environmental damage associated with lightering.

         The independent terminaling industry is fragmented and includes both large, well-financed companies that own many terminal locations and smaller companies that may own a single terminal location. We are a member of the Independent Liquid Terminals Association ("ILTA") which, among other functions, publishes a directory of terminal locations of its members throughout the world. Customers with specific geographic and other logistical requirements may use the ILTA directory to identify the terminals in the region available for specific needs and to select the preferred providers on the basis of service, specific terminal capabilities and environmental compliance.

         In addition to the terminals owned by independent terminal operators, many state-owned oil producers and major energy and chemical companies also own extensive terminal facilities, and these terminals often have the same capabilities as terminals owned by independent operators. While the purpose of such terminals is to serve the operations of their owners, and they do not customarily offer terminaling services to third parties, these terminals occasionally are made available to the market when they have unused capacity on a short term and irregular basis. Such terminals lack certain competitive advantages of independent operators, the most important of which is confidentiality.

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

         In our bunkering business, we compete with ports offering bunker fuels to which, or from which, each vessel travels or bypasses.

                                    CUSTOMERS

         Our customers include many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, petrochemical companies and ship owners.

         We presently have several significant long term contracts at St. Eustatius, including a five-year contract with a five-year renewal option at the customer's discretion with Bolanter Corporation, N.V., which became effective in early 1995. Bolanter Corporation is a subsidiary of Saudi Aramco. This storage and throughput contract commits all of the St. Eustatius facility's current crude oil storage capacity to Bolanter, which represents approximately 44% of the terminal's total capacity and 7.4% of our 1998 revenues. An additional 7.7% of our 1998 revenues were derived from parties unaffiliated with Bolanter but generated by the movement of Bolanter's products through the St. Eustatius terminal. In addition, revenues from another affiliate of Saudi Aramco which received bunker fuels at our St. Eustatius facility accounted for 1.5% of our total 1998 revenues.

         In addition, we presently have several significant long term contracts at Point Tupper, including a five-year contract with two five-year renewal options at the customer's discretion, with a major refiner, a subsidiary of Tosco Corporation. This contract became effective in August 1994 and commits approximately 49% of the present tank capacity at Point Tupper. It represented approximately 7.1% of our 1998 revenues, with an additional 1.9% of our 1998 revenues being derived from parties unaffiliated with Tosco but generated by the movement of Tosco's products through the Point Tupper terminal. Tosco recently exercised its option to extend the contract through 2004.

         In addition, we have another terminaling services customer which represented 5.2% of our 1998 revenues. We also supply bunker fuel to a customer which represented 8.5% of our 1998 revenues. No other customer accounted for more than 5% of our total 1998 revenues.

                                    SUPPLIERS

         We presently have a bunker fuel supply contract at St. Eustatius with a major state-owned oil producer, which became effective in 1992 and was recently renewed until February 28, 2000. This contract presently provides us with the majority of the fuel oil necessary to support our bunker and bulk product sales requirements. We procure the balance of our fuel oil and other supplies necessary for our operations from various sources. We believe that suitable alternate sources of supply are readily available from which we can procure fuel oil should deliveries under our current contract be interrupted or are not renewed. However, such alternative sources of supply are subject to changing oil market conditions and prices.

         At Point Tupper, we are attempting to secure an adequate source of supply for our bunker fuel sales business to enable significant increases in volumes for delivery to vessels calling at this facility.

                    ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         Our subsidiaries are subject to comprehensive and periodically changing environmental, health and safety laws and regulations within the jurisdictions of our operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. We believe we are presently in substantial compliance with applicable laws and regulations governing environmental, health and safety matters. We have taken measures to mitigate our exposure to environmental risks including automation and monitoring equipment, employee training, maintaining our own emergency and spill response equipment at each terminal and maintaining liability insurance for certain accidental spills. The following table shows our capital expenditures in millions of dollars for compliance with environmental laws and regulations and routine operational compliance costs for the periods indicated.

                                       Capital           Routine Operational
                          Period     Expenditures               Costs
                          ------     ------------        -------------------

                           1996          $1.3                    $0.4
                           1997           1.3                     0.2
                           1998           2.7                     0.9

       St. Eustatius

         Until recently, the St. Eustatius terminal has not been subject to significant environmental, health and safety regulations, and health, safety and environmental audits have not been required by law. No environmental or health and safety permits are required for the St. Eustatius terminal except under the St. Eustatius Nuisance Ordinance. A license under the St. Eustatius Nuisance Ordinance was issued to us in February 1997 subject to compliance with certain requirements. The requirements established by the license set forth certain environmental standards for operation of the facility, including monitoring of air emissions, limits on and monitoring of waste-water discharges, establishment of a waste-water treatment system, standards for above-ground storage tanks and tank pits, reporting and clean-up of any soil or water pollution and certain site security measures. To date, we have complied with the license requirements and do not expect further compliance to have a material adverse effect on our business and financial condition, results of operations or our ability to make distributions. We will address future improvements to the facility that may be necessary to comply with new environmental, health and safety laws and regulations, if any, as they arise.

         The St. Eustatius terminal management and consultants supervise the on and off-site disposal and storage of hazardous waste materials. The nature of our business is such that spills of crude oil or petroleum products may occur at the terminal periodically. Over the past three years, all spills at the St. Eustatius terminal were reported to the appropriate environmental authorities and have not resulted in any citations by such authorities for violations of law. We have remediated all such spills.

         Two government inspections were performed during each of 1997 and 1998 with no citations issued.

       Point Tupper

         The Point Tupper terminal is subject to a variety of environmental, health and safety regulations administered by the Canadian federal government and the Nova Scotia Department of Environment ("NSDOE"). While air emission monitoring is not required by the NSDOE, surface water discharge outfall and groundwater monitoring are required and are performed on a routine basis in accordance with current requirements of the permit issued by NSDOE. We believe we have all requisite environmental permits in place. The principal permit is the Industrial Waste Treatment Works Permit last issued by the NSDOE on March 8, 1999, and expiring December 31, 2008. The nature of our business is such that spills of crude oil or refined products may occur at the terminal periodically. Over the past three years, all spills at the Point Tupper terminal were reported and remediated to the satisfaction of the applicable agencies and have not resulted in any citations by such authorities. Statia Terminals Canada has recently discovered a leak in one tank, has emptied the tank and is in the process of repairing it and remediating the spillage.

         Past uses of the facility by others, including its past operation by others as an oil refinery, have resulted in certain on-site areas of known and potential contamination, as described under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental, Health and Safety Matters."

                                    EMPLOYEES

         As of February 28, 1999, excluding contract labor, we employed 203 people. Forty employees were located in the U.S., 98 on St. Eustatius, and 65 at Point Tupper. A majority of our employees at both the St. Eustatius and Point Tupper facilities are unionized. We believe that our relationships with our employees are good. We have never experienced a material labor related business disruption.

       St. Eustatius

         The Windward Islands Federation of Labor ("WIFOL") represents the majority of hourly workers at St. Eustatius. We entered into an agreement with WIFOL on June 1, 1993, which extended to May 31, 1996. The agreement provided for automatic one year extensions if neither party requested an amendment. We have not requested or received any requests for an extension. We believe that the agreement no longer binds us, but we continue to provide pay and benefits to the hourly workers as if the agreement were still in effect. In early 1997, management and a select group of supervisory and office personnel at St. Eustatius discussed organizing into a collective bargaining group. We believe these matters will not materially impact our business and financial condition or results of operations.

       Pt. Tupper

         The Communications, Energy and Paperworkers Union ("CEPU") represents a majority of Point Tupper's hourly work force. During 1995, we signed a three-year agreement with CEPU that expired on September 30, 1998. We are currently negotiating with CEPU and continuing our operations without an agreement. We believe these matters will not materially impact our business and financial condition or results of operations.

         We have experienced two minor work stoppages in the last four years. In April 1994, employees stopped working for approximately one-half of a day to protest alleged inadequate safety conditions at the facility. The following April, electricians picketed for approximately two hours to protest the employment of non-union workers on one project. Most of the workers at the facility were unaffected by the activity.

                               ITEM 2. PROPERTIES

                       ST. EUSTATIUS, NETHERLANDS ANTILLES

         We own a terminaling facility located on the Netherlands Antilles island of St. Eustatius which is located at a point of minimum deviation from major shipping routes. St. Eustatius is approximately 1,900 miles from Houston, 1,500 miles from Philadelphia, 550 miles from Amuay Bay, Venezuela, and 1,100 miles from the Panama Canal. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products. A three-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal's customers' vessels.

         This facility has 27 tanks with a total capacity of 5.2 million barrels dedicated to fuel oil storage, 15 tanks with total capacity of 1.1 million barrels dedicated to petroleum products storage, a 15,000 barrel butane sphere, and eight tanks totaling 5.0 million barrels dedicated to multigrade crude oil storage. The fuel oil and petroleum product facilities have in-tank and in-line blending capability. The crude storage is the newest portion of the facility, construction of which was completed in early 1995 by a subsidiary of Chicago Bridge & Iron Company. The storage tanks comply with construction standards that meet or exceed American Petroleum Institute, National Fire Prevention Association and other material industry standards. Crude oil movements at the terminal are fully-automated. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support its atmospheric distillation unit, which is capable of processing up to 15,000 barrels per day of feedstock, ranging from condensates to heavy crude oil.

         The St. Eustatius facility can accommodate the world's largest vessels for loading and discharging crude oil. The single point mooring system can handle a single fully-laden vessel of up to 520,000 dead weight tons, which is a marine vessel's cargo carrying capacity, with a draft of up to 120 feet. The single point mooring system can discharge or load at rates in excess of 100,000 barrels of crude oil per hour. There are six pumps connected to the single point mooring system, each of which can pump up to 18,000 barrels per hour from the single point mooring system to the storage tanks. The jetty at St. Eustatius can accommodate three vessels simultaneously. The south berth of the jetty can handle vessels of up to 150,000 dead weight tons with a draft of up to 55 feet. The north berth of the jetty can handle vessels of up to 80,000 dead weight tons with a draft of up to 55 feet. There is also a barge loading station on the jetty. At the south and north berths of the jetty, 25,000 barrels per hour of fuel oil can be discharged or loaded. To accommodate the needs of our gasoline blending customers, we have recently completed installation of a monopile with platform that can handle vessels of up to 40,000 dead weight tons with a draft of up to 46 feet. The monopile with platform can handle two vessels simultaneously and can discharge or load 12,000 barrels per hour of refined products. In addition, this facility has a floating hose station that we use to load bunker fuels onto our barges for delivery to customers. We believe that the speed at which our facility at St. Eustatuis can load crude oil and petroleum products off of or onto vessels gives us a competitive advantage due to reductions in the time ships spend idle in ports.

         Notwithstanding periods of unusually adverse market conditions, including the backwardation which persisted from the first quarter of 1995 to the fourth quarter of 1997, the average percentage of our available capacity that we leased at the St. Eustatius facility for each of the years ended 1996, 1997, and 1998 was 80%, 76% and 92% respectively. We believe that cost advantages associated with the location of our facility, shipping economies of scale, product blending capabilities and the availability of a full range of ancillary services at the facility has driven the demand for our storage services. Storage capacity at the St. Eustatius facility has grown from 2.0 million barrels of fuel oil storage in 1982 to its present capacity of 11.3 million barrels for crude oil and petroleum products.

         The ability to blend a comprehensive range of refined products from gasoline through residual fuel oils has contributed to our success in leasing the facility's tankage. We have generally leased our refined product tanks at or near full capacity on a continuous basis. We have worked closely with residual fuel oil market participants to assist them with their blending operations by offering a selection of product blending components and computerized blending services. We have a five-year contract, which is subject to renewal for an additional term of 5 years at the customer's discretion, with Bolanter Corporation, a subsidiary of Saudi Aramco, for 5.0 million barrels of dedicated crude oil storage. Bolanter uses this storage to service a number of its customers in the Western Hemisphere. The terminal enables Bolanter to transport various grades of crude oil closer to market, at competitive transportation rates.

         Recognizing the strategic advantage of its location in the Caribbean near major shipping lanes, we deliver bunker fuel to vessels at our St. Eustatius facility. The bunkering business has evolved from offering fuels to ships at the berth to a delivery system utilizing specially modified barges that provide fuel to vessels at anchorage. The location of the terminal on the leeward side of the island, which provides natural protection for ships, generally favorable year-round weather conditions and deep navigable water at an anchorage relatively close to shore, attracts ships to this facility for their bunker fuel requirements. Four of our barges support the bunker fuel sales operation.

         During 1998, we commissioned an atmospheric distillation unit at St. Eustatius. The unit is capable of processing up to 15,000 barrels per day of feedstock ranging from condensates to heavy crude oil. This distillation unit can produce naphtha, distillate (heating oil) and residual fuel oil. We believe that the capability to process feedstock for third parties may create opportunities for us.

         We own and operate all of the berthing facilities at our St. Eustatius terminal for which we charge vessels a dock charge. Vessel owners or charterers may incur separate charges for facilities use and associated services such as pilotage, tug assistance, line handling, launch service, emergency and spill response and ship services.

                        POINT TUPPER, NOVA SCOTIA, CANADA

         We own a terminaling facility located at Point Tupper in the Strait of Canso, near Port Hawkesbury, Nova Scotia, Canada which is located at a point of minimal deviation from major shipping routes. Point Tupper is approximately 700 miles from New York City, 850 miles from Philadelphia and 2,500 miles from Mongstad Terminal in Norway. This facility operates the deepest independent ice-free marine terminal on the North American Atlantic coast, with access to the U.S. East coast, Canada and the Midwestern U.S. via the St. Lawrence Seaway and the Great Lakes system. The Point Tupper facility can accommodate substantially all of the largest fully laden very-large and ultra-large crude carriers for loading and discharging.

         We renovated our facilities at Point Tupper and converted a former oil refinery site into an independent storage terminal. This work, performed primarily by a subsidiary of Chicago Bridge & Iron Company, began in 1992 and was completed in 1994. The tanks were renovated to comply with construction standards that meet or exceed American Petroleum Institute, National Fire Prevention Association and other material industry standards.

         We believe that our dock at Point Tupper is one of the premier dock facilities in North America. The outer berth of the Point Tupper facility's dock, Berth One, can handle fully laden vessels of up to

400,000 dead weight tons with a draft of up to 84 feet. At Berth One, approximately 75,000 barrels per hour of crude oil, approximately 40,000 barrels per hour of diesel or gasoline, or 12,000 barrels per hour of fuel oil can be discharged or loaded. Berth Two can accommodate vessels of up to 80,000 dead weight tons with drafts of up to 40 feet. At Berth Two, approximately 25,000 barrels per hour of crude oil, approximately 25,000 barrels per hour of diesel or gasoline, or approximately 25,000 barrels per hour of fuel oil can be discharged or loaded. Liquid movement at the terminal is fully automated. The Point Tupper facility can accommodate two vessels simultaneously. We charge separately for the use of the dock facility as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response and ship services.

         The berths at the dock at the Point Tupper facility connect to a 7.4 million barrel tank farm. The terminal has the capability of receiving and loading crude oil, petroleum products and certain petrochemicals. This facility has eight tanks with a combined capacity of 3.6 million barrels dedicated to multigrade crude oil storage, two tanks with a combined capacity of 0.5 million barrels dedicated to fuel oil storage and 24 tanks with a combined capacity of
3.3 million barrels dedicated to petroleum products, including gasoline, gasoline blend components, diesel and distillates. During 1997, approximately two-thirds of the storage tanks dedicated to petroleum products were converted to crude oil storage. The facility also has a 55,000 barrel butane storage sphere. This sphere is one of the largest of its kind in North America, and we expect it to enhance our petroleum products blending operations. The average capacity leased at the Point Tupper facility over each of the last three years ended 1996, 1997, and 1998 was 55%, 70% and 93%, respectively.

         In order to comply with our safe handling procedures and Canadian environmental laws, we own and operate two fully equipped spill response vessels on Cape Breton Island, one located at Point Tupper and the other located in Sydney. In addition to these vessels, we have the capability to respond to spills on land or water with a combined spill response capability of over 2,500 metric tons at this terminal location. An additional 7,500 metric ton spill response capability is immediately available at Point Tupper by agreement with another response organization. Our customers benefit by ready access to the equipment. In 1995, one of our subsidiaries was granted Canadian Coast Guard certification as a response organization with spill response capabilities. Consequently, vessels calling in the Strait of Canso are required to pay us a subscription fee for access to the services provided by the spill response organization, even if they do not dock at our terminal.

         There are two truck racks at the Point Tupper facility. The north truck rack has the capability to load 550 barrels per hour of fuel oil and the south truck rack has the capability to load 550 barrels per hour of fuel oil or up to 550 barrels per hour of diesel.

         In 1994, a predecessor to one of our subsidiaries entered into a long term storage contract with a large oil refiner, Tosco Corporation. The contract contains two five-year renewal options at the customer's discretion. The contract commits 3.6 million barrels of crude oil storage at the Point Tupper facility, representing approximately 49% of the terminal's total capacity. Tosco recently exercised its option to extend the contract through 2004.

         A portion of the remaining tanks at the Point Tupper facility, initially designed for the storage of gasoline, distillates, aviation fuel and other petroleum products, was converted during 1997 to crude oil storage and leased. Currently, 71% of this facility's tankage is dedicated to crude oil, 23% to clean, refined products and 6% to residual fuel oil.

         In the first quarter of 1996, we initiated the offering of bunkering services at Point Tupper. Delivery of bunker fuel at Point Tupper is currently being made via pipeline to vessels transferring cargo at the berths and via truck to vessels in the surrounding area.

         In 1998, we entered into a 25 year land lease on a portion of our land at Point Tupper and a 12 year product storage agreement with Sable Offshore Energy, Inc. The lease provides Sable options to extend for two additional 25 year periods. Sable is leasing the land, building a natural gas liquids fractionation plant, storage and rail handling facilities on the land, and leasing over 500,000 barrels of our existing storage capacity. The fractionation plant will process an average of 20,000 barrels per day of natural gas liquids extracted from the Sable Island region of Nova Scotia, Canada, and delivered via pipeline for the fractionation plant from Sable's Goldboro Gas Processing Plant in Guysborough County, Nova Scotia. While the natural gas liquid volumes will vary according to field source and production rates, the fractionation plant is expected to produce about 10,300 barrels per day of condensate (light oil), 6,250 barrels a day of propane, and about 3,250 barrels per day of butane. The fractionation plant is currently under construction and is expected to be completed by November 1999.

         We are finalizing a land exchange agreement with the Province of Nova Scotia conveying certain land we own at the Point Tupper terminal site to the Province of Nova Scotia in exchange for the conveyance by the Province of Nova Scotia of certain unused road rights-of-way on our remaining property at Point Tupper. The land being transferred to the Province is principally the approximately 1,296 acres comprising Lake Landrie and adjacent watershed land.

                            ITEM 3. LEGAL PROCEEDINGS

         Global Petroleum Corp. and one of its affiliates sued us in December of 1993 seeking the release of certain petroleum products we were holding to secure the payment of invoices. The Supreme Court of Nova Scotia ordered the release of the products once Global posted a $2.0 million bond. Global claimed damages of $1.2 million for breach of contract, and we counterclaimed for breach of contract and payment of approximately $2.0 million of overdue invoices. In April 1996, Global, Scotia Synfuels Limited and their related companies sued CBI Industries and us in the Supreme Court of Nova Scotia alleging $100 million in damages resulting from misrepresentation, fraud and breach of fiduciary duty. The plaintiffs allege these claims arose out of the level of costs and expenses paid to subsidiaries of CBI Industries and others for the reactivation of the Point Tupper facility and the subsequent sale of the plaintiff's diluted shares in the entity owning the Point Tupper facility to one of our affiliates, which was at that time a subsidiary of CBI Industries. These proceedings are currently in the discovery phase.

         In May 1994, the U.S. Department of Justice sued two of our subsidiaries for $3.6 million of pollution clean-up costs in connection with the discharge of oil into the territorial waters of the U.S. Virgin Islands and Puerto Rico by a barge that had been loaded by one of our subsidiaries at St. Eustatius but was not affiliated with us. On April 16, 1998, the U.S. District Court ruled that it lacked jurisdiction over such subsidiary and dismissed it from the case.

         We believe the allegations made in these proceedings are factually inaccurate and intend to vigorously contest these claims. In connection with the Castle Harlan acquisition, Praxair agreed to indemnify us against damages relating to the proceedings described above. While we can not estimate any ultimate liability or guaranty that Praxair will pay all of the indemnified damages without dispute or delay, we believe these proceedings will not materially affect our business and financial condition or results of operations.

         We are involved in various other claims and litigation related to the ordinary conduct of our business. Based upon our analysis of legal matters and our discussions with legal counsel, we believe that these matters will not materially impact our business and financial condition, results of operations or ability to make distributions.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II.

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY MATTERS

         Not applicable.

                         ITEM 6. SELECTED FINANCIAL DATA
                            (Dollars in thousands)

         The following table sets forth selected financial data for the periods and as of the dates indicated. In January 1996, our former parent, CBI Industries, was acquired by Praxair. The statement of operations data for each of:

         othe period from January 1, 1996 through November 27, 1996 othe period from November 27, 1996 through December 31, 1996, and othe years ended December 31, 1997 and 1998

have been derived from and are qualified by reference to our audited consolidated financial statements included elsewhere in this filing. The statement of operations data for the years ended December 31, 1994 and 1995 have been derived from the audited combined financial statements of Statia Terminals, Inc. and its subsidiaries and affiliates not included in this filing. The summary historical consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes thereto and other financial information included elsewhere in this filing.


                                                    Pre-Castle Harlan Acquisition         Post-Castle Harlan Acquisition
                                                  ----------------------------------------------------------------------
                                                                           January 1,   November 27,
                                                  -----------------------     1996          1996
                                                  Pre-Praxair Acquisition    Through       Through
                                                                            November 27,  December 31,
                                                  Year Ended December 31,                             Year Ended December 31,
                                                  -----------------------                             -----------------------
                                                     1994      1995 (5)      1996          1996          1997       1998(6)
                                                     ----      --------       ----          ----          ----       -------
Statement of Operations Data:
  Revenues                                         $132,666    $135,541    $140,998      $ 14,956      $142,499     $136,762
  Cost of services and products sold                110,185     117,722     129,915        12,924       122,944      106,688
  Gross profit                                       22,481      17,819      11,083         2,032        19,555       30,074
  Administrative expenses                             5,345       6,957       8,282           413         6,348        7,315
  Operating income                                   17,136      10,862       2,801         1,619        13,207       22,759
  Loss (gain) on disposition of property and
    equipment                                           (34)         59         (68)         -             (109)       1,652
  Interest expense                                    3,114       4,478       4,187         1,613        16,874       16,851
  Provision for income taxes                          1,219         390         629           132           780          320
  Net income (loss) available to common
    stockholder                                      10,944       4,569      (2,682)          (95)       (3,879)       4,524
Balance Sheet Data:
  Total assets (1)                                  197,357     230,283         N/A       260,155       244,228      243,178
  Long-term debt                                     56,400      51,600         N/A       135,000       135,000      135,000
  Stockholder's equity subject to reduction (2)        -           -            N/A        20,000        20,000         -
  Preferred stock                                    18,057      18,589         N/A          -             -            -
  Total stockholder's equity                         86,965      91,001         N/A        75,405        71,826       88,700
Net cash flow from (used in):
  Operating activities                               25,706      11,476       9,108         2,225        12,452       19,532
  Investing activities                              (25,353)    (36,908)   (102,890)     (177,033)      (12,933)      (4,092)
  Financing activities                               (1,679)     26,477      92,998       184,072        (2,700)      (7,650)
Operating data:
  Adjusted EBITDA (3)                                27,921      28,720      20,822         2,573        23,774       33,857
  Consolidated fixed charge coverage ratio
        under the indenture (4)                          -           -           -          1.69x         1.45x         2.0x
  Maintenance capital expenditures                    6,867       9,975      12,887         1,203         4,401        9,000
  Capacity (in thousands of barrels)                 15,387      20,387      20,387        20,387        20,387       19,566
  Percentage capacity leased                             87%         76%         68%           74%           70%          91%
  Throughput (in thousands of barrels)               60,630     109,805      81,994        13,223       118,275      119,502
  Vessel calls                                        1,063         973         922           108         1,030        1,027


     (1) The decrease in total assets between December 31, 1996 and 1997 is primarily the result of lower cash, accounts receivable, inventory and net property and equipment balances.

     (2) On July 29, 1998 a subsidiary of Statia Terminals International sold the Brownsville facility and an allowed restricted payment of $6,150 was made from Statia Terminals International to the Parent for the redemption of a portion of the Parent's Series D Preferred Stock.
  During 1998, we reclassified our emergency spill response vessel M/V
  Statia Responder from its original asset held for sale classification to property and equipment as we are no longer actively seeking buyers for the vessel. Certain of the Parent's preferred stock agreements required it to utilize any net proceeds from the sale of the vessel to redeem certain of the Parent's preferred stock. Accordingly, stockholder's equity subject for reduction has been reduced for these two items.

     (3) Adjusted EBITDA is defined under the indenture as the sum of (a) income (loss) before provision for income taxes, (b) interest expense
          (c) depreciation and amortization of certain intangible assets, (d) certain non-cash charges, and (e) the portion of the First Salute lease payments that represents interest

---------------------------------------------

         expense for the periods prior to the November 27, 1996 purchase transaction. The amount of the First Salute related interest expense excluded from Adjusted EBITDA was $5,741 for the year ended December 31, 1995 and $5,600 for the period ended November 27, 1996. Adjusted EBITDA excludes $3.0 million of non-cash, stock-based compensation recognized on November 27, 1996 immediately prior to consummation of the Castle Harlan acquisition. Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but rather to provide additional information related to our debt servicing ability.


     (4) The Consolidated Fixed charge coverage ratio is the ratio of Adjusted EBITDA to Fixed Charges both computed as set forth in the indenture to the mortgage notes.

     (5) Prior to January 12, 1996, we were a wholly owned subsidiary of CBI Industries. On January 12, 1996, pursuant to the merger agreement dated December 22, 1995, CBI Industries became a wholly owned subsidiary of Praxair. This transaction was reflected in our consolidated financial statements as a purchase, effective January 1, 1996. On November 27, 1996, Castle Harlan, members of our management and others acquired us from Praxair. This transaction is reflected in our consolidated financial statements effective November 27, 1996 as a purchase. The application of purchase accounting at each acquisition date resulted in changes to the historical cost basis of accounting for certain assets. Accordingly, the information provided for periods before and after each of these transactions is not comparable.

     (6) Includes the operations of Statia Terminals Southwest through June 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

         For purposes of the discussion below, reference is made to our consolidated balance sheets as of December 31, 1997 and 1998, and our consolidated income and cash flow statements for the period January 1, 1996 through November 27, 1996, after our acquisition by Praxair. Reference is also made to our consolidated income and cash flow statements for the period November 27, 1996 through December 31, 1996, after the acquisition by Castle Harlan, our management and others, and the years ended December 31, 1997 and 1998. We prepare our financial statements in accordance with U.S. generally accepted accounting principles.

         To facilitate a meaningful discussion of our comparative operating performance for the years ended December 31, 1996, 1997 and 1998, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" presents financial information on a traditional comparative basis for all periods unless otherwise indicated. Consequently, the information presented below for the year ended December 31, 1996 does not necessarily comply with the accounting requirements for companies subject to major acquisitions. Generally accepted accounting principles in the U.S. call for the separate reporting of our new company, after the Castle Harlan acquisition, and our predecessor company, both before and after the Praxair acquisition. A solid black line in certain tables separates financial information that may not be comparable across periods.

         Substantially all of our transactions are denominated in U.S. dollars. All figures are in U.S. dollars unless otherwise indicated.

Overview of Operations

         We began our operations in 1982 as Statia Terminals N.V., a Netherlands Antilles corporation, operating an oil products terminal located on the island of St. Eustatius. In 1984, CBI Industries, an industrial gases and contracting services company, acquired a controlling interest in Statia Terminals N.V. In 1986, Statia Terminals N.V. purchased Statia Terminals Southwest, with its facility at Brownsville, Texas. In 1990, CBI Industries became the sole owner of Statia Terminals N.V. and Statia Terminals Southwest. In 1993, we acquired full control of Statia Terminals Point Tupper, Incorporated, located at Point Tupper, Nova Scotia.

         In January 1996, Praxair acquired CBI Industries. In November 1996, Castle Harlan, our management and others acquired from Praxair all of the outstanding capital stock of Statia Terminals N.V., Statia Terminals, Inc., their subsidiaries and certain of their affiliates. Castle Harlan is a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank. At the same time, Statia Terminals Point Tupper was amalgamated into Statia Terminals Canada. Statia Terminals Canada and Statia Terminals International were organized for purposes of facilitating the Castle Harlan acquisition. In July 1998, we sold Statia Terminals Southwest to an unaffiliated third party purchaser.

         During 1992, we invested in additional terminal facilities located at Point Tupper, Nova Scotia. We completed refurbishment of this 7.4 million barrel facility during 1994. The total capital investment was $74.1 million. At St. Eustatius during the fourth quarter of 1993, we commenced construction of five million barrels of crude oil storage and a single point mooring buoy, which was completed and leased during the first quarter of 1995, with a total capital investment of $107.5 million. Over the three-year period from 1993 to 1995, we added crude oil storage and related services to our established fuel oil, petroleum products, and other services. In addition to blending and other ancillary services, we added marine emergency response services at each of our facilities and added limited refining capability through our atmospheric distillation unit at St. Eustatius during 1995. Finally, during the fourth quarter of 1995 and the first quarter of 1996, we made investments in a heating system and butane sphere at Point Tupper. These additions to capacity have led to more throughput and, therefore, higher revenues from storage, throughput and ancillary services. We did not make significant investments to expand our operating capacity during 1997 and 1998.

         The operations at St. Eustatius suffered damages from Hurricanes Iris, Luis and Marilyn, causing closure of the terminal for approximately three weeks at the end of the third quarter of 1995. Repair of damages caused by these hurricanes and installation of certain improvements were substantially completed by the end of the third quarter of 1996. We spent $20.6 million on repairs and improvements related to the hurricanes, $6.8 million of which was capitalized as property and equipment. Claims related to the hurricanes were filed with insurance carriers and ultimately settled for $12.6 million.

         During September 1998, Hurricane Georges damaged the St. Eustatius facility. Hurricane Georges did not significantly impact operations of the facility which returned to normal within days of the storm. The preliminary estimate of the damage to the facility is $5.8 million. Insulation on certain storage tanks, electrical transmission systems and roofs of several buildings sustained damage. In advance of the storm, on September 19, 1998, the facility ceased terminal operations and instituted its hurricane preparation and damage prevention plan. The terminal returned to full operations by September 29, 1998. During the third quarter of 1998, we recorded a charge of $0.8 million representing an insurance deductible of $0.5 million related to the hurricane damage and certain other costs resulting from the hurricane which we anticipate will not be recovered through our insurance policies.

         The following table sets forth for the periods indicated total capacity, capacity leased, throughput and vessel calls for each of our operating locations. "Total capacity" represents the average storage capacity available for lease for a period. "Capacity leased" represents the storage capacity leased to third parties weighted for the number of days leased in the month divided by the capacity available for lease. "Throughput" volume is the total number of inbound barrels discharged from a vessel, tank, rail car or tanker truck, not including across-the-dock or tank-to-tank transfers. A "vessel call" occurs when a vessel docks or anchors at one of our terminal locations in order to load and/or discharge cargo and/or to take on bunker fuel. Such dockage or anchorage is counted as one vessel call regardless of the number of activities carried on by the vessel. A vessel call also occurs when we sell and deliver bunker fuel to a vessel not calling at our terminals for the above purposes. Each of these statistics is a measure of the utilization of our facilities.

       Capacity, Capacity Leased, Throughput and Vessel Calls by Location
                (Capacity and throughput in thousands of barrels)


                                                                 For the year ended
                                                                    December 31,
                                               -------------------------------------------------
                                                   1996                1997               1998
                                               -----------         -----------          --------

Netherlands Antilles and the
    Caribbean
    Total capacity                              11,334              11,334              11,334
    Capacity leased                                80%                 76%                 92%
    Throughput                                  69,395              62,944              74,158
    Vessel calls                                   880                 792                 864

Canada
    Total capacity                               7,404               7,404               7,404
    Capacity leased                               55%                  70%                 93%
    Throughput                                  23,350              53,011              43,468
    Vessel calls                                    62                 125                 104

Texas (1)
    Total capacity                               1,649               1,649                  N/M
    Capacity leased                               52%                  31%                  N/M
    Throughput                                   2,472               2,320                  N/M
    Vessel calls                                    88                 113                  N/M

All locations
    Total capacity                              20,387              20,387              19,556
    Capacity leased                               69%                 70%                 91%
    Throughput                                  95,217             118,275             119,502
    Vessel calls                                 1,030               1,030               1,027



(1) The Brownsville, Texas facility was sold on July 29, 1998. The statistics above include the operations of the Brownsville facility through June 30, 1998.

N/M: Not meaningful

         A majority of our revenues are generated by bunker and bulk product sales which fluctuate with global oil prices. As a result, we experience volatility in our revenue stream, which is not necessarily indicative of our profitability.

         Gross profits from terminaling services are generally higher than gross profits from bunker and bulk product sales. Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in capacity leased. Additions or reductions in storage, throughput and ancillary service revenues directly impact our operating income. Costs for the procurement of bunker fuels and bulk petroleum products are variable and linked to global oil prices. Our bunker and bulk product costs are also impacted by market supply conditions, types of products sold and volumes delivered.

         In addition, our operating costs are impacted by inflationary cost increases, changes in storage capacity and changes in certain ancillary services offered by us.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items in our consolidated income statements.

                              Results of Operations
                             (Dollars in thousands)

                                                                                 For the years ended December 31,
                                                                       1996                    1997                    1998
                                                               ------------------------------------------------------------------
                                                                           % of                    % of                   %  of
                                                               Dollars    Revenues     Dollars    Revenues     Dollars   Revenues
                                                               -------    --------     -------    --------     -------   --------
Revenues:

  Terminaling services                                         $ 49,812      31.9%     $ 53,165      37.3%     $ 66,625      48.7%
   Bunker and bulk product sales                                106,142      68.1%       89,334      62.7%       70,137      51.3%
                                                               --------     ------     --------    -------     --------    -------
   Total revenues                                               155,954     100.0%      142,499     100.0%      136,762     100.0%
 Cost of services and products sold                             142,839      91.6%      122,944      86.3%      106,688      78.0%
                                                               --------     ------     --------    -------     --------    -------
   Gross profit                                                  13,115       8.4%       19,555      13.7%       30,074      22.0%
 Administrative expenses                                          8,695       5.6%        6,348       4.5%        7,315       5.3%
                                                               --------    -------     --------    -------     --------    -------
   Operating income                                               4,420       2.8%       13,207       9.2%       22,759      16.6%
 Loss (gain) on disposition of property and equipment               (68)      -            (109)      (0.1)%      1,652       1.2%
 Interest expense                                                 5,800       3.7%       16,874      11.8%       16,851      12.3%
 Interest income                                                     88       0.1%          459       0.3%          588       0.4%
                                                               --------     ------     --------    -------     --------    -------
 Income (loss) before income taxes                               (1,224)     (0.8)%      (3,099)      (2.2)%      4,844       3.5%
 Provision for income taxes                                         761       0.5%          780        0.5%         320       0.2%
 Preferred stock dividends                                          792       0.5%          -          -            -         -
                                                               --------     ------     --------    -------     --------   --------
 Net income (loss) available to common stockholder             $ (2,777)     (1.8)%    $ (3,879)      (2.7)%   $  4,524       3.3%
                                                               =========    =======    ========    ========    ========    =======

         The following tables set forth, for the periods indicated (a) the total revenues and total operating income (loss), after allocation of administrative expenses, at each of our operating locations and (b) the percentage such revenue and operating income (loss) relate to our total revenue and operating income. You should note that we sold our Brownsville, Texas facility on July 29, 1998, and the figures above and below and our consolidated financial statements include the Brownsville facility through June 30, 1998.

                                              Revenues by Location
                                             (Dollars in thousands)

                                                                    For the years ended December 31,
                                                    -----------------------------------------------------------------
                                                          1996                    1997                   1998
                                                    -----------------------------------------------------------------
                                                                % of                     % of                   % of
                                                    Dollars      Total     Dollars       Total      Dollars     Total
                                                    -------      -----     -------       -----      -------     -----
Netherlands Antilles and the Caribbean             $ 139,751      89.6%   $ 122,042      85.6%    $ 114,091     83.4%
Canada                                                13,355       8.6%      18,586      13.0%       21,058     15.4%
Brownsville, Texas facility                            2,848       1.8%       1,871       1.4%        1,613      1.2%
                                                   ---------    -------   ---------    -------    ---------   -------
    Total                                          $ 155,954     100.0%   $ 142,499     100.0%    $ 136,762    100.0%
                                                   =========    =======   =========    =======    =========   =======



                                        Operating Income (Loss) by Location
                                              (Dollars in thousands)

                                                                    For the years ended December 31,
                                                   ------------------------------------------------------------------
                                                          1996                    1997                   1998
                                                   ------------------------------------------------------------------
                                                                 % of                     % of                   % of
                                                    Dollars      Total     Dollars       Total      Dollars     Total
                                                    -------      -----     -------       -----      -------     -----

Netherlands Antilles and the Caribbean             $ 6,899       156.1%    $11,198       84.8%     $ 15,908     69.9%
Canada                                              (1,140)      (25.8)%     3,981       30.1%        7,268     31.9%
Brownsville, Texas facility                         (1,339)      (30.3)%    (1,972)     (14.9)%        (417)    (1.8)%
                                                   -------      --------   -------     --------    --------   -------
    Total                                          $ 4,420       100.0%    $13,207      100.0%     $ 22,759    100.0%
                                                   =======      =======    =======     =======     ========   =======


Year Ended December 31, 1998 Compared with
Year Ended December 31, 1997

       Comparability

         On July 29, 1998, we sold Statia Terminals Southwest to an unrelated third-party. Our consolidated financial statements include the operations of Statia Terminals Southwest through June 30, 1998. Therefore, the year ended December 31, 1997 includes the operations of Statia Terminals Southwest for six months more than the same period in 1998.

       Revenues

         Total revenues for the year ended December 31, 1998 were $136.8 million compared to $142.5 million for the year ended December 31, 1997, a decrease of $5.7 million, or 4.0%.

         Revenues from terminaling services, which consist of storage, throughput, dock charges, emergency response fees and other terminal charges, for the year ended December 31, 1998 were $66.6 million compared to $53.2 million for the previous year, an increase of $13.4 million, or 25.3%. The improvement in terminaling services revenue for the year ended December 31, 1998 compared to the previous year was principally due to:

         o our ability to attract additional long term customers who use our facilities as part of their strategic distribution networks;

         o additional vessel calls at St. Eustatius resulting in higher dock charges and emergency response fees; and

         o the recent contango conditions in the international petroleum markets.

         Revenues from terminaling services at St. Eustatius increased approximately $8.7 million, or 24.2%, during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Total throughput increased from
62.9 million barrels during the year ended December 31, 1997 to 74.2 million barrels during the same period of 1998 due primarily to higher throughput of fuel oil and petroleum products, and was partially offset by reduced throughput of crude oil. Seventy-two more vessels called at the St. Eustatius facility during the year ended December 31, 1998 than during the same period of 1997, resulting in higher revenues from dock charges and stand-by emergency response fees. For the year ended December 31, 1998, the overall percentage of capacity leased at this facility was 92% compared to 76% for the same period of 1997, reflecting increases in the percentage of capacity leased for fuel oil tankage and petroleum products.

         Revenues from terminaling services at Point Tupper increased $5.1 million, or 32.6% during the year ended December 31, 1998 as compared to the year ended December 31, 1997. The percentage of tank capacity leased at Point Tupper increased from 70% for the year ended December 31, 1997 to 93% for the same period of 1998. This increase was primarily the result of additional crude oil and clean petroleum products tankage leased during the year ended December 31, 1998 as compared to the same period of 1997. Fewer vessel calls led to lower port charge revenues at this facility during the year ended December 31, 1998 as compared to the same period of 1997.

         Revenues from bunker and bulk product sales were $70.1 million for the year ended December 31, 1998 compared to $89.3 million for the same period in 1997, a decrease of $19.2 million, or 21.5%. The decrease was primarily due to lower comparative selling prices for bunker fuels reflecting current market conditions. Average selling prices decreased 30.2% when comparing the year ended December 31, 1998 with the same period of 1997. However, metric tons of bunkers and bulk product sold increased 13.6% during the year ended December 31, 1998 as compared to the same period of 1997.

       Gross Profit

         Gross profit for the year ended December 31, 1998 was $30.1 million compared to $19.6 million for the same period of 1997, representing an increase of $10.5 million, or 53.8%. The increase in gross profit is primarily the result of the increased terminaling services revenue produced at a small incremental cost. Additionally, we realized higher gross margins on bunker sales during the year ended December 31, 1998 as compared to the same period of 1997 due to higher volumes of bunker fuels delivered.

       Administrative Expenses

         Administrative expenses were $7.3 million for the year ended December 31, 1998 as compared to $6.4 million for the same period of 1997, representing an increase of $0.9 million, or 15.1%. The increase during the year ended December 31, 1998 as compared to the same period of 1997, is primarily the result of higher personnel costs and certain professional fees.

       Loss on Sale of Assets

         As more fully discussed in note 14 of notes to the consolidated financial statements, we recognized a loss on the sale of Statia Terminals Southwest during the year ended December 31, 1998 of $1.7 million.

       Interest Expense

         During the years ended December 31, 1997 and 1998, we incurred $16.9 million of interest expense from interest accrued on our mortgage notes due in 2003, amortization expense related to deferred financing costs and certain bank charges.

       Net Loss

         Net income available to common stockholders was $4.5 million for the year ended December 31, 1998 as compared to a net loss of $3.9 million for the same period of 1997, an improvement of $8.4 million. The increase in net income is attributable to the net effect of the factors discussed above.

Year Ended December 31, 1997 Compared with
Year Ended December 31, 1996

       Comparability

         Gross profit, operating income and net income (loss) for the years ended December 31, 1997 and 1996 are not comparable due to the effects of purchase accounting applied as a result of the Castle Harlan acquisition and the effects of the acquisition of the First Salute assets, discussed in note 7 of notes to the consolidated financial statements. Depreciation, amortization and other operating expenses, which are components of gross profit, changed due to revaluation of various assets to their fair values at the date of such acquisition. Changes in components of our debt and equity accounts resulted in changes to interest expense, dividends and costs of services and products sold.

       Revenues

         Total revenues for the year ended December 31, 1997 were $142.5 million compared to $156.0 million for the year ended December 31, 1996, a decrease of $13.5 million, or 8.6%.

         Revenues from terminaling services for the year ended December 31, 1997 were $53.2 million compared to $49.8 million for the previous year, an increase of $3.4 million, or 6.7%. Increased revenues from terminaling services at Point Tupper were partially offset by lower revenues from terminaling services at St. Eustatius.

         Revenues from terminaling services at St. Eustatius decreased $1.9 million, or 5.1%, during the year ended December 31, 1997 as compared to the year ended December 31, 1996. Lower crude oil throughput and reductions in the percentage of capacity leased for clean petroleum products resulted in lower 1997 revenues from storage, throughput and ancillary services. A customer occupied all of the petroleum products storage for three-quarters of the 1996 year while the petroleum products tankage went essentially unleased for the 1997 year.

         Revenues from terminaling services at Point Tupper increased $6.6 million, or 73.1% during the year ended December 31, 1997 as compared to the year ended December 31, 1996. Incremental spot storage leases for crude oil from our primary Canadian customer, Tosco, crude oil and petroleum products leases from several new customers, plus 30 million barrels, or 127%, of increased throughput from 1996 and additional ancillary services, contributed to the higher revenues from terminaling services. Additionally, certain unleased tankage was converted from petroleum product storage to crude oil storage to meet customer demand.

         Revenues from bunker and bulk product sales fell $16.8 million, or 15.8%, to $89.3 million for the year ended December 31, 1997 from $106.1 million for the same period in 1996. The drop is primarily attributable to increased competition from elsewhere in the Caribbean, the U.S. Gulf coast and other ports resulting in lower volumes of bunker fuel delivered and fewer bulk product sales. At St. Eustatius, the volume of bunker fuels delivered fell 12.9%. Comparative average selling prices year-to-year were virtually unchanged. At Point Tupper, we were unable to expand our bunker sales business initiated in 1996 due to our inability to find an adequate source of supply.

         Our Brownsville, Texas facility, which we sold on July 29, 1998, experienced a reduction in total revenues due to the loss of storage business for gasoline and diesel fuels and vegetable oils primarily to competing facilities in the region. Statia Terminal Southwest's revenues were $1.9 million for the year ended December 31, 1997, down $0.9 million or 28.3%, from $2.8 million for the same period in 1996.

       Gross Profit

         Gross profit for the year ended December 31, 1997 was $19.6 million compared to $13.2 million for the year ended December 31, 1996 representing an increase of $6.4 million, or 48.5%. During the period from January 1, 1996 through November 27, 1996, lease expenses related to First Salute of $5.6 million consisting primarily of interest were included in cost of services and products sold. This lease was fully satisfied in connection with the Castle Harlan acquisition. Additionally, the increased terminaling services revenue positively impacted our gross profit.

       Administrative Expenses

         Administrative expenses were $6.3 million for the year ended December 31, 1997 as compared to $8.7 million for the year ended December 31, 1996, representing a decrease of $2.4 million, or 27.0%. For the year ended December 31, 1996, administrative expenses included $3.0 million of non-cash stock based compensation awarded to certain of our managers in connection with the Praxair and Castle Harlan acquisitions. Exclusive of the non-recurring stock based compensation, selling and administrative expenses increased from year-to- year primarily due to higher personnel costs.

       Interest Expense

         Since the Castle Harlan acquisition in November 1996, our interest expenses have related to interest accrued on our mortgage notes due 2003, amortization expense related to deferred financing costs and certain bank charges. For the year ended December 31, 1997, interest expenses amounted to $16.9 million. For the year ended December 31, 1996, interest expenses related to (a) the mortgage notes due 2003 (b) third party debt obligations net of amounts charged to capital projects (c) the effects of an interest rate swap,
(d) amortization expense related to deferred financing costs and (e) certain bank charges, were $5.8 million.

       Net Loss

         Net loss available to common stockholders was $3.9 million for the year ended December 31, 1997 as compared to $2.8 million for the year ended December 31, 1996, representing an increase of $1.1 million. The increase in the net loss is attributable to the net effect of the factors discussed above.

Selected Quarterly Financial Information

         Our 1998 operating income and Adjusted EBITDA increased quarter over quarter in 1998 and for each quarter of 1998 compared to the same quarters in 1997. This trend is a result of our entering into additional long term contracts over the two-year period resulting in higher capacity leased, increased volumes of bunker fuel delivered due, in part, to reduced competition, and additional revenues from ancillary services due to higher terminal activity.

         The following table sets forth certain selected unaudited quarterly operating results for each of our last eight quarters. This information was prepared by us on a basis consistent with our audited financial statements and includes all adjustments, consisting of normal and recurring adjustments, that we consider necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere this Report and our Forms 10-Q.


                                                     Quarters Ended                                 Total
                            ------------------------------------------------------------------    --------
                              March 31       June 30       September 30        December 31
                              --------       -------       ------------        -----------
           1997
           ----
Total revenues                $32,709        $33,148          $35,333            $41,309          $142,499
Operating income                2,734          2,850            2,782              4,841            13,207
Adjusted EBITDA                 5,320          5,417            5,218              7,819            23,774

           1998
           ----
Total revenues                $30,364        $36,472          $32,699            $37,227          $136,762
Operating income                3,428          5,667            6,213              7,451            22,759
Adjusted EBITDA                 6,217          8,486            8,937             10,217            33,857


Liquidity and Capital Resources --- Subsequent to the Castle Harlan Acquisition

       Cash Flow from Operating Activities

         Net cash provided by operating activities was $19.5 million and $12.5 million for the years ended December 31, 1998 and 1997 and $2.2 million for the period from November 27, 1996 through December 31, 1996, respectively. Cash flow from operations has been our primary source of liquidity during the periods subsequent to the Castle Harlan acquisition. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens and changes in various asset and liability accounts. Additionally, during the year ended December 31, 1998, we recognized a $1.7 million non-cash loss on the sale of Statia Terminals Southwest. See note 14 of notes to consolidated financial statements for more information on the sale of Statia Terminals Southwest.

         At December 31, 1997, we had cash and cash equivalents on hand of $6.1 million compared to $13.9 million at December 31, 1998.

       Cash Flow from Investing Activities

         Net cash used in investing activities was $4.1 million and $12.9 million for the years ended December 31, 1998 and 1997 and $177.0 million for the period from November 27, 1996 through December 31, 1996, respectively. Investing activities during 1998 and 1997 and the period ended December 31, 1996 included purchases of property and equipment of $10.7 million, $5.3 million and $1.2 million, respectively. Additionally, as more fully discussed in note 14 of notes to consolidated financial statements, on July 29, 1998, we received $6.5 million of cash proceeds from the sale of our Brownsville, Texas facility.

         During the year ended December 31, 1997 and the period ended December 31, 1996, we spent $7.7 million and $175.8 million, respectively, related to the Castle Harlan acquisition. These amounts include:

         o approximately $174.1 million in cash paid to Praxair, of which $169.0 million was paid at closing and $5.1 million was paid in February 1997, to satisfy the cash portion of the purchase price, and

         o  $9.4 million of commissions, fees and expenses.

       Cash Flow from Financing Activities

         During the year ended December 31, 1998 we utilized the net proceeds from the sale of the Brownsville, Texas facility to pay $6.15 million to our Parent which was subsequently used by our Parent to retire $6.15 million of the its Series D Preferred Stock.

         As part of the Castle Harlan acquisition, we issued $135.0 million of mortgage notes, received proceeds of $55.5 million from the issuance of preferred and common stock and paid $6.4 million of debt costs. The net cash proceeds from these transactions were substantially used as described above in "--Cash Flow from Investing Activities".

         In connection with the Castle Harlan acquisition prior to November 27, 1996 all of our third-party indebtedness, including an off-balance sheet lease obligation, bank debts, preferred stock from a former affiliate and advances from Praxair, was repaid. In addition, on November 27, 1996, we entered into a new $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with our available borrowing base which was estimated at $8.0 million as of December 31, 1998. No draws on the revolving credit facility have occurred. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (8.25% at December 31, 1998) and will expire on November 27, 1999.

         The debt service costs associated with the borrowings under the mortgage notes have significantly increased liquidity requirements. The mortgage notes accrue interest at 11 3/4% per annum payable semi-annually on May 15 and November 15. The mortgage notes will mature on November 15, 2003. The mortgage notes are redeemable in whole or in part at our option at any time on or after November 15, 2000 at redemption prices set forth in the indenture relating to the mortgage notes. The mortgage notes may be redeemed or purchased prior to November 15, 2000 in certain circumstances as defined in the indenture relating to the mortgage notes.

         The indenture generally limits the incurrence of additional debt by us, limits our ability to pay the Parent dividends or make any other distribution to the Parent, and limits our ability to sell assets. We may incur additional indebtedness as long as our fixed charge coverage ratio (as defined in the indenture) is greater than 2.0 to 1. Under the terms of the indenture, we may not pay our Parent any dividend if at the time of declaration:

         o a default or event of default under the indenture shall have occurred and be continuing or shall occur as a consequence thereof;

         o our consolidated fixed charge coverage ratio (as defined in the indenture) for the prior four full quarters is less than 2.0 to 1; or

         o the amount of such dividend, when added to the aggregate amount of all other dividends and certain other restricted payments made by us after November 27, 1996 and not covered by other exceptions in the indenture, exceeds a certain sum.

         Such sum is:

         o 50% of our consolidated net income (as defined in the indenture) (taken as one accounting period) from November 27, 1996 to the end of our most recently ended fiscal quarter for which internal financial statements are available at the time of such dividend (or, if such aggregate consolidated net income is a deficit, minus 100% of such aggregate deficit), plus

         o the net cash proceeds from the issuance and sale after November 27, 1996 of our capital stock.

         o excluding any issuance or sale to a subsidiary of Statia Terminals International.

         Certain other dividends, generally unrelated to operating cash flow, are permitted notwithstanding the second and third items above.

         We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of the mortgage notes, to fund working capital needs, capital expenditures and other operating requirements, including any expenditures required by applicable environmental laws and regulations, and to service debt. Our operating performance and ability to service or refinance the mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. We can give no assurances that our future operating performance will be sufficient to service our indebtedness or that we will be able to repay at maturity or refinance our indebtedness in whole or in part.

Liquidity and Capital Resources--Prior to the Castle Harlan Acquisition

         Except for cash of our Canadian subsidiaries, prior to the Castle Harlan acquisition we were a participant in Praxair/CBI Industries' cash management system, which swept all cash receipts into our predecessor company's investment program. Cash for operations and capital expansion was funded by our operations, our predecessor company's operations and debt facilities available to us, which were guaranteed by our predecessor company. During 1996, prior to the Castle Harlan acquisition, cash provided by operations of $9.1 million, proceeds from insurance claims related to hurricane damage incurred in 1995 of $12.6 million and net advances from Praxair of approximately $19.3 million, exclusive of advances related to repayment of existing indebtedness, were used to finance the purchase of property and equipment of $14.5 million and pay dividends to Praxair and its affiliates of $25.8 million.

       Capital Expenditures

         We spent $15.7 million, $5.3 million and $10.7 million during the years ended December 31, 1996, 1997 and 1998, respectively. These amounts include $1.6 million, $0.9 million and $1.7 million, respectively, which was spent to enhance our ability to generate incremental revenues. Capital expenditures for 1996 were primarily for improvements made in connection with hurricane damage incurred in 1995. During 1997, capital expenditures were made primarily for various piping and tank enhancements at each location and a new warehouse at St. Eustatius. During 1998, a majority of capital expenditures were related to maintenance capital expenditures including our terminal and marine maintenance programs.

         Our preliminary capital expenditure budget for 1999 is $7.0 million for maintenance capital expenditures and $2.1 million for producing incremental revenues. Spending for producing incremental revenues is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures by location and separates such expenditures into those which produce, or have the potential to produce, incremental revenue, and those which represent maintenance capital expenditures.


                                         Summary of Capital Expenditures by Location
                                                   (Dollars in thousands)

                                                        Produce         Maintenance
                                                      Incremental         Capital
                                                        Revenues        Expenditures           Total           % of Total
                                                      -----------       ------------           -----           ----------
Year Ended December 31, 1996
   Netherlands Antilles                               $ 89,344 (1)      $  11,969 (2)       $  101,313(1)(2)       97.2%
   Canada                                                  751                451                1,202              1.2%
   Brownsville, Texas facility (3)                          19              1,226                1,245              1.2%
   All other United States                                 -                  444 (4)              444              0.4%
                                                      --------         ----------           ----------          --------
     Total                                            $ 90,114          $  14,090           $  104,204            100.0%
                                                      ========         ==========           ==========          ========
Year Ended December 31, 1997
   Netherlands Antilles                               $    696          $   2,858           $    3,554             66.5%
   Canada                                                  120                834                  954             17.9%
   Brownsville, Texas facility (3)                         125                100                  225              4.2%
   All other United States                                -                   609 (4)              609             11.4%
                                                      --------         ----------           ----------          --------
     Total                                            $    941          $   4,401           $    5,342            100.0%
                                                      ========         ==========           ==========          ========
Year Ended December 31, 1998
   Netherlands Antilles                               $    667          $   5,990           $    6,657             62.1%
   Canada                                                  829                476                1,305             12.2%
   Brownsville, Texas facility (3)                         218                 94                  312              2.9%
   All other United States                                -                 2,440 (4)            2,440             22.8%
                                                      --------         ----------           ----------          --------
     Total                                            $  1,714          $   9,000           $   10,714            100.0%
                                                      ========         ==========           ==========          ========


-------------------
(1) Includes purchase of First Salute assets.
(2) Includes $6.8 million of capitalized enhancements related to the hurricanes of 1995.
(3) We sold our Brownsville, Texas facility on July 29, 1998.
(4) Includes expenditures for U.S. flagged marine equipment utilized primarily in the Netherlands Antilles.

         Prior to 1996, we financed the construction of certain crude oil terminaling assets at St. Eustatius through a leveraged lease arrangement, effectively removing $88.5 million of assets and liabilities from our balance sheet. For a discussion of the leveraged lease arrangement, see note 7 to the consolidated financial statements. We leased land to a special purpose financing entity, First Salute, upon which the crude tanks were constructed. These crude oil facilities at St. Eustatius were leased back to us. During the life of the lease, we accounted for monthly lease payments, consisting primarily of interest on the underlying financing, and recognized an accrual towards the residual guarantee value within the line item cost of services and products sold. During 1996, we paid $5.6 million to First Salute which consisted primarily of interest costs on the underlying debt. All obligations under the lease were satisfied prior to the Castle Harlan acquisition and the related assets were included on the balance sheet at that time.

Environmental, Health and Safety Matters

         We are subject to comprehensive and periodically changing environmental, health and safety laws and regulations within the jurisdictions of our operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. In 1996, 1997, and 1998, our capital expenditures for compliance with environmental, health and safety laws and regulations were approximately $1.3 million, $1.3 million and $2.7 million, respectively. These figures do not include routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, which were approximately $0.4 million, $0.2 million and $0.9 million in 1996, 1997 and 1998, respectively. We believe we are presently in substantial compliance with applicable laws and regulations governing environmental, health and safety matters. The Praxair agreement includes a covenant by Praxair to pay certain environmental investigation, remediation and upgrade costs. With respect to seven identified items of environmental investigation and remediation, this covenant is subject to dollar limitations aggregating $4.2 million. With respect to all other costs covered by the Praxair covenant there are no dollar limitations. However, we cannot guarantee that Praxair will pay all of the indemnified amounts without dispute or delay.

         Past uses of the Point Tupper facility, including its past operation by others as an oil refinery, have resulted in certain on-site areas of known and potential contamination, as described below. Under Canadian environmental, health and safety laws, we, as the owner and operator of the facility, can be held liable for mitigation or remediation of, and damages arising from, these or other as yet unknown environmental, health and safety conditions at the facility.

         In connection with the Castle Harlan acquisition in 1996, phase I and limited phase II environmental site assessments were conducted at the Point Tupper terminal to identify potential environmental, health and safety matters. Certain environmental matters and conditions that were likely to require the incurrence of costs were identified and Praxair agreed to pay the costs of addressing certain of such matters, subject in some cases to monetary limitations. Since then we have been undertaking, in accordance with environmental, health and safety laws, investigations, remediation and upgrading to address these and other more recently identified matters.

         Certain of such matters involve environmental contamination associated with certain areas of the property, some of which result from the past operation of the facility by others as a refinery. These include a former sludge and waste disposal area, with respect to which a remediation plan is being developed, two pump stations, with respect to which further delineation and remediation of contaminated soil are underway. Another contaminated area includes the area surrounding an above-ground crude oil storage tank, the investigation and delineation of which is at an early stage, although the contamination appears to be contained within a fairly limited area.

         Certain terminal facilities have also been identified as requiring upgrading or remediation to meet the requirements of existing environmental, health and safety laws. These include, among other matters, an oil-water separator required to process facility run-off and to treat ballast water, with respect to which the rebuilding of the separator is expected to be completed in 1999, a ballast reception line has been installed, and petroleum contamination discovered beneath the separator is being addressed, and the upgrading of containment areas for above-ground storage tanks, with respect to which survey work has been completed and civil work is expected to commence during 1999. Upgrading and remediation work also includes the removal of underground storage tanks, with respect to which the removal has been completed and the remediation of associated contaminated soil is underway, and the removal of friable asbestos from certain areas of the terminal, the removal and disposal of substantially all of which has been completed and we are awaiting final inspection and the issuance of a certificate of compliance.

         With respect to the foregoing environmental liabilities and costs, Praxair, in connection with the Castle Harlan acquisition, to date has paid approximately $2.3 million. We anticipate incurring additional costs of $0.7 million which are not likely to be reimbursable from Praxair. Based on the investigation conducted and information available to date, the potential cost of additional remediation and compliance related to the foregoing matters is currently estimated to be approximately $10 million. Praxair is required under the Praxair agreement to pay the costs of this additional remediation and compliance, and has not disputed this obligation. However, Praxair has questioned whether some of the methods included in the $10 million estimate are the most cost effective and whether some of the remediation included in such estimate is necessary.

         We have also identified environmental, health and safety costs that are not covered by the Praxair agreement, including the $0.7 million discussed above, for which we accrued $1.5 million during 1996, $10,000 of which has been spent through the end of 1998. We can give no assurances that such accrual is sufficient to cover all such environmental, health and safety costs.

         We can give no assurances that additional liabilities, either presently known or discovered in the future, under existing or future environmental, health and safety laws and outside the scope of the Praxair agreement will not be material. In addition, we can give no assurances that we will not have to incur material expenses before Praxair pays amounts for which Praxair ultimately would be responsible.

         We anticipate that we will incur additional capital and operating costs in the future to comply with currently existing laws and regulations, amendments to such laws and regulations, new regulatory requirements arising from recently enacted statutes, and possibly new statutory enactments. As government regulatory agencies have not yet promulgated the final standards for proposed environmental, health and safety programs, we cannot at this time reasonably estimate the cost for compliance with these additional requirements, some of which will not take effect for several years, or the timing of any such costs. However, we believe any such costs will not have a material adverse effect on our business and financial condition or results of operations.

Information Technology and the Year 2000

         Certain computer software and hardware applications and embedded microprocessor, microcontroller or other processing technology applications and systems use only two digits to refer to a year rather than four digits. As a result, these applications could fail or create erroneous results in dealing with certain dates and especially if the applications recognize "00" as the year 1900 rather than the year 2000. During 1997, we developed a Year 2000 plan to upgrade our key information systems and simultaneously address the potential disruption to both operating and accounting systems that might be caused by the Year 2000 problem. The Year 2000 plan also provides for the evaluations of the systems of customers, vendors, and other third-party service providers and evaluations of our non-information technology systems, which include embedded technologies such as microcontrollers and is also referred to as non-traditional information technology.

         We have substantially completed the assessment phase of the Year 2000 plan as it relates to both traditional and non-traditional technology applications and systems. We are currently in the process of testing new Year 2000 compliant terminal operations software at our facilities. We anticipate that the Year 2000 compliant terminal operations systems will be fully implemented in the first quarter of 1999. We recently selected a fully integrated Year 2000 compliant finance, accounting, and human resources system and expect to have the new system fully operational by the third quarter of 1999.

         We have identified some components of our control systems at our two terminals as not being Year 2000 compliant. These systems measure, regulate, control and maintain crude oil and petroleum product flow and fire protection equipment at the terminals. We are currently evaluating the best means to mitigate the possible adverse effects resulting from the potential failure of these systems including repair or replacement and, in some cases, have already initiated replacement of non-compliant components. However, we believe that in a worst case scenario, existing manual overrides would prevent the failure of these systems from having a material adverse effect on our operations.

         In accordance with our Year 2000 plan, we have initiated a formal communications process with other companies with which our systems interface or rely on to determine the extent to which those companies are addressing their Year 2000 compliance. In connection with this process, we have sent numerous letters and questionnaires to third parties and are evaluating those responses as they are received. Where necessary, we will be working with those companies that are not yet Year 2000 compliant to mitigate any material adverse effect such non-compliance may have on us. Based upon information we have received and reviewed of our possible existing relationships with third parties, we do not currently anticipate that any third-party non-compliance would have a material adverse effect on our business, results of operations, or financial condition.

         In 1998, we spent $1.1 million related to our Year 2000 remediation efforts of which we have capitalized $1.0 million and expensed $0.1 million. In 1999, we anticipate spending an additional $0.8 million to complete these efforts of which we anticipate capitalizing $0.7 million and expensing $0.1 million. However, we cannot guarantee that these estimates will be met and actual expenditures could differ materially from these estimates.

         Based upon information currently available to us, we believe our efforts will succeed in preventing the Year 2000 issue from having a material adverse effect on us. However, the pervasive nature of the Year 2000 issue may prevent us from fully assessing and rectifying all systems that could have an effect on our business, results of operations, or financial condition.

Political, Inflation, Currency and Interest Rate Risks

         We periodically evaluate the political stability and economic environment in the countries in which we operate. As a result of these evaluations, we are not presently aware of any matters that may adversely impact our business, results of operations or financial condition. The general rate of inflation in the countries where we operate has been relatively low in recent years causing a modest impact on operating costs. Typically, inflationary cost increases result in adjustments to storage and throughput charges because long term contracts generally contain price escalation provisions. Bunker fuel and bulk product sales prices are based on active markets, and we are generally able to pass any cost increases to customers. Except for minor local operating expenses in Canadian dollars and Netherlands Antilles guilders, all of our transactions are in U.S. dollars. Therefore, we believe we are not significantly exposed to exchange rate fluctuations.

         As all of our present debt obligations carry a fixed rate of interest, except for the undrawn revolving credit facility which varies with changes in the lender's prime lending rate, we believe our exposure to interest rate fluctuations is minimal.

Tax Matters

         Our St. Eustatius facility has qualified for designation as a free trade zone and our Point Tupper facility has qualified for designation as a customs bonded warehouse. Such status allows customers and us to transship commodities to other destinations with minimal Netherlands Antilles or Canadian tax effects.

         Pursuant to a Free Zone and Profit Tax Agreement with the island government of St. Eustatius which is scheduled to expire on December 31, 2000, we are subject to a minimum annual tax of 500,000 Netherlands Antilles guilders or approximately $282,000. This agreement further provides that any amounts paid to meet the minimum annual payment will be available to offset future tax liabilities under such agreement to the extent that the minimum annual payment is greater than 2% of taxable income. Discussions regarding modification and extension of this agreement are in progress, and we believe that, although certain terms and conditions could be modified and that the amounts payable to these governments may be increased, extension of this agreement is likely. However, it is possible that such amounts may be increased more than anticipated and that government authorities may impose additional fees if this agreement is not extended or is otherwise amended.

         Tax rates in the jurisdictions in which we operate did not change significantly between 1996 and 1998, other than the enactment of a Nova Scotia provincial capital tax effective April 1, 1997.

         Certain income tax liabilities incurred prior to November 27, 1996 were assumed by Praxair, and we retained net operating loss carryforwards of $7.5 million in Canada. We also retained certain investment tax credits in the Netherlands Antilles and Canada, which may be used to offset future taxes payable. As a result of the Castle Harlan acquisition, certain Canadian assets were revalued for tax purposes resulting in a loss of $77.2 million during 1996.

         The net operating tax loss carryforwards available to offset Canadian taxable income at December 31, 1998 were $55.1 million and expire in various amounts through 2005. The investment tax credit carryforward available to reduce Canadian income taxes was $7.3 million at December 31, 1998 and expires in various amounts through 2003.

         We have provided a full valuation allowance against these deferred tax assets because it is not certain that any deferred tax assets will be utilized in the future.

Insurance

         We maintain insurance policies on insurable risks at levels we consider appropriate. At the present time, we do not carry business interruption insurance due to, what we believe, are excessive premium costs for the coverage provided. However, we do carry business interruption insurance for our offshore single point mooring system. While we believe we are adequately insured, future losses could exceed insurance policy limits, or under adverse interpretations, be excluded from coverage. Future liability or costs, if any, incurred under such circumstances could adversely impact cash flow.

         Our property insurance covers damage to the real and personal property located at our two terminals and administrative offices. The property loss limit is $150 million with a $0.1 million deductible, except for a $0.5 million deductible for certain losses (wind, flood, earthquake, etc.) at St. Eustatius. We carry various layers of liability coverage of up to $200 million with a deductible of approximately $0.3 million (including coverage for liabilities associated with certain accidental spills). We carry $30 million of coverage on the offshore single point mooring system at St. Eustatius with a deductible of approximately $0.3 million. We have coverage up to scheduled values for damage to our marine vessels with a $50,000 deductible. We also carry other insurance customary in the industry.

         Our current insurance program commenced December 31, 1998 and generally extends 15 months.

Accounting Standards and Policies

         In 1998, we adopted Statement of Financial Accounting Standards ("SFAS") No. 130--"Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. There were no material differences between net income and comprehensive income.

         In 1998, we adopted SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about product and service, geographic areas, and major customers. The adoption of SFAS No. 131 had no impact on results of operations, financial position or cash flow.

         In June 1998, the FASB issued SFAS No. 133--"Accounting for Derivative Instruments and Hedging Activities" which establishes certain standards of accounting for derivative instruments including specific hedge accounting criteria. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 although earlier adoption is allowed. We have not yet quantified the impacts of adopting SFAS No. 133 and have not determined when we will adopt SFAS No. 133. However, as we do not presently have derivative instruments, we do not expect SFAS No. 133 to have a material impact on us.

Other Matters

         We have reclassified our emergency spill response vessel M/V Statia Responder (formerly known as the M/V Megan D. Gambarella) from its original asset held for sale classification to property and equipment as we are no longer actively seeking buyers for the vessel. Certain of the Parent's preferred stock agreements contain features which may require the Parent to cause us to dividend or otherwise remit the proceeds from any future sale of the M/V Statia Responder to the Parent.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding ninety days. We do not presently have any derivative positions to hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products on hand at December 31, 1998 computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       On Balance Sheet Commodity Position

                             (Dollars in thousands)

                                                  As of December 31, 1998
                                             ---------------------------------
                                             Carrying Amount        Fair Value
                                             ---------------        ----------
Petroleum Inventory:
  Statia Terminals N.V.                         $   4,205            $  4,205
  Statia Terminals Canada                             323                 338
                                                ---------            --------
    Total                                       $   4,528            $  4,543
                                                =========            ========

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are included herein beginning on Page F-1.




         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III.

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         Managing Directors and Directors, as the case may be, are elected annually by their respective shareholders to serve during the ensuing year or are elected to serve until a successor is duly elected and qualified. Executive officers are duly elected by their respective Boards of Managing Directors/Directors to serve until their respective successors are elected and qualified.

         The following table sets forth certain information with respect to the managing directors and executive officers of Statia Terminals International:

                  Name                   Age             Position
                  ----                   ---             --------
James G. Cameron                          53       Managing Director
John K. Castle                            58       Managing Director
David B. Pittaway                         47       Managing Director
Justin B. Wender                          29       Managing Director
James F. Brenner                          40       Vice President and Treasurer
Jack R. Pine                              59       Secretary

         The following table sets forth certain information with respect to the directors and executive officers of Statia Terminals Canada:

                  Name                   Age             Position
                  ----                   ---             --------
Paul R. Crissman                          43       Director and President
James G. Cameron                          53       Director
Clarence W. Brown                         49       Director
James F. Brenner                          40       Vice President-Finance
Jack R. Pine                              59       Secretary

         The following table sets forth certain information with respect to certain directors and executive officers of Statia Terminals, Inc., an indirect subsidiary of Statia Terminals International:

                  Name               Age             Position
                  ----               ---             --------
James G. Cameron                      53         Director, Chairman of the Board
                                                 and President

Thomas M. Thompson, Jr.               54         Director and Executive Vice
                                                 President

Robert R. Russo                       43         Director and Senior Vice
                                                 President

Jack R. Pine                          59         Senior Vice President, General
                                                 Counsel and Secretary

John D. Franklin                      42         Vice President--Marine Fuel
                                                 Sales

James F. Brenner                      40         Vice  President--Finance,
                                                 Treasurer  and  Assistant
                                                 Secretary

         James F. Brenner. Mr. Brenner joined us in 1992, as our Controller, and was promoted to his present position in July 1993. Immediately prior to joining us, he served three years as Vice President, Finance and Chief Financial Officer of Margo Nursery Farms Inc., a publicly traded agribusiness firm with European and Latin American operations. From 1986 to 1990, Mr. Brenner was Treasurer of Latin American Agribusiness Development Corp., a company providing debt and equity financing to agribusinesses throughout Latin America. His duties included serving as director for several of its corporate investments. From 1981 to 1986, Mr. Brenner held various positions with the international accounting firm of PricewaterhouseCoopers (formerly Price Waterhouse LLP). Mr. Brenner is a licensed Certified Public Accountant in Florida (inactive status).

         Clarence W. Brown. Mr. Brown joined us in 1993 as Administrative Manager and was appointed Terminal Manager of our St. Eustatius facility in early 1996. In December 1996, Mr. Brown was elected to his present positions as a director of Statia Terminals Canada and a managing director of Statia Terminals N.V. Prior to joining us, he held various management positions at the Amerada Hess Corporation facility on St. Lucia, including general manager of the facility, and has more than 17 years of experience in the marine terminaling industry.

         James G. Cameron. Mr. Cameron has been with us since 1981. From 1981 to 1984, Mr. Cameron served as the Project Manager spearheading the design and construction of the St. Eustatius terminal facility. Mr. Cameron was promoted in 1984 to Executive Vice President of Statia Terminals, Inc. Since being named President and Chairman of the Board of Statia Terminals, Inc. in 1993, Mr. Cameron has served on the board of directors of Tankstore (a joint venture company of CBI Industries, GATX Corporation and Paktank International B.V.). Mr. Cameron has also served on the board of directors of Petroterminal de Panama, where he represented CBI Industries' ownership in the pipeline traversing the isthmus of Panama. His prior experience in the petroleum industry dates back to 1969 when he joined Cities Service Company as a marine engineer. Mr. Cameron subsequently joined Pakhoed USA, Inc., where he served in a variety of positions including Project Engineer, Manager of Engineering & Construction, Maintenance Manager and Terminal Manager, which included the management of Paktank's largest facility in Deer Park, Texas.

         John K. Castle. Mr. Castle has been a managing director of Statia Terminals International since September 1996. Mr. Castle is Chairman and Chief Executive Officer of Branford Castle, Inc., an investment company formed in 1986. Since 1987, Mr. Castle has been Chairman of Castle Harlan, Inc., a private merchant bank in New York City. Mr. Castle is Chief Executive Officer of Castle Harlan Partners II, G.P. Inc., the general partner of the general partner of Castle Harlan Partners II L.P., which is the controlling stockholder of our Parent. Immediately prior to forming Branford Castle, Inc. in 1986, Mr. Castle was President and Chief Executive Officer and a director of Donaldson Lufkin & Jenrette, Inc., which he joined in 1965. Mr. Castle is a director of Sealed Air Corporation, Morton's Restaurant Group, Inc., Commemorative Brands, Inc. and Universal Compression, Inc. He is a trustee of the New York Medical College (for 11 years he was Chairman of the Board), a member of The New York Presbyterian Hospital's Board of Trustees, a member of the board of the Whitehead Institute for Biomedical Research and is a member of the Corporation of the Massachusetts Institute of Technology. Mr. Castle has also served as a director of The Equitable Life Assurance Society of the United States.

         Paul R. Crissman. Mr. Crissman joined us in 1984 and has held safety, environmental, and operational management positions at our facilities. Mr. Crissman became terminal manager of our Canadian facility in 1992. Prior to joining us, Mr. Crissman was employed for approximately four years in various positions with Paktank, a terminaling company with a facility in the Houston, Texas area. In December 1996, Mr. Crissman was appointed to his present positions as director and president of Statia Terminals Canada and as a managing director of Statia Terminals N.V.

         John D. Franklin. Mr. Franklin joined us in March 1992 as Manager, Marine Sales and has been the Vice President--Marine Fuel Sales since 1996. He also serves as a director of Petroterminal de Panama. Immediately prior to joining us, he was employed for 14 years with The Coastal Corporation, and its former subsidiary, Belcher Oil Co. Inc. His duties with Coastal included management of the company's marine sales division; Manager, National Accounts, and Terminal Manager at Coastal's New Orleans facility. He has extensive experience in marketing, terminal operations, and technical sales support.

         Jack R. Pine. Mr. Pine has been our Senior Vice President, General Counsel and Secretary since May 1996. Mr. Pine also serves as a director of Petroterminal de Panama. He has over 30 years of combined experience with Liquid Carbonic Industries Corporation, CBI Industries, and us. Mr. Pine joined the legal staff of CBI Industries, in 1974 as Assistant Counsel and was appointed Associate General Counsel in 1984. Prior to joining CBI Industries, Mr. Pine practiced law in the private sector.

         David B. Pittaway. Mr. Pittaway has been a managing director of Statia Terminals International since September 1996. Mr. Pittaway is Senior Managing Director and has been Vice President and Secretary of Castle Harlan, Inc. a private merchant bank in New York City, since February 1987. Mr. Pittaway is an executive officer of Castle Harlan Partners II, G.P. Inc., the general partner of the general partner of Castle Harlan Partners II L.P., our controlling stockholder of our Parent. Mr. Pittaway has been Vice President and Secretary of Branford Castle, Inc., an investment company, since October 1986. From 1987 to 1998 he was Vice President and Chief Financial Officer and a director of Branford Chain, Inc., a marine wholesale company where he is now a director and Vice Chairman. Mr. Pittaway is also a director of Morton's Restaurant Group, Inc., Charlie Brown's Holdings, Inc., and Commemorative Brands, Inc. Prior to 1987, Mr. Pittaway was Vice President of Strategic Planning and Assistant to the President of Donaldson Lufkin & Jenrette, Inc.

         Robert R. Russo. Mr. Russo has been a Vice President since December 23, 1996. Mr. Russo joined us in 1990 as Manager, Sales, and was promoted to his present position in May, 1996. His prior experience in the petroleum industry dates back to 1979 when he joined Belcher Oil Co. Inc., a subsidiary of The Coastal Corporation. Mr. Russo was Coastal's Vice
President, Heavy Products Trading, from 1987 until his departure to join us in 1990.

         Thomas M. Thompson, Jr. Mr. Thompson has been a Vice President since December 23, 1996. Mr. Thompson has been with us since 1985 when he joined as Vice President, Sales & Marketing. He has also held the position of Senior Vice President, with full responsibility for our Houston, Texas, sales and operations and President of JASTATIA, Inc., a marine vessel operating joint venture between Jahre Ship Services A/S and us. Mr. Thompson became
Executive Vice President in May, 1996. His prior experience in the petroleum and chemical industry dates back to 1968 when he joined GATX Corporation as a sales representative. He subsequently worked as both a sales manager and General Manager with Pakhoed USA, Inc.

         Justin B. Wender. Mr. Wender has been a director since September 3, 1996. Since 1993, he has been employed by Castle Harlan, Inc. He currently serves as Director. From 1991 to 1993, Mr. Wender worked in the Investment Banking Group of Merrill Lynch & Co. He is a board member of Charlie Brown's Holdings, Inc. and Land 'N' Sea Holdings, Inc.

Directors of the Parent

         Admiral James L. Holloway III, U.S.N. (Ret.). Adm. Holloway has been a director of the Parent since April 29, 1997. Adm. Holloway is a retired
Naval Officer who served as Chief of Naval Operations and a member of the Joint Chiefs of Staff from 1974 to 1978. After his retirement, from 1981 to 1989 he was President of the Council of American Flag Ship Operators, a national trade association representing the owners and operators of U.S. flag vessels in foreign trade. From 1985 to 1989 he was a member of the President's Blue Ribbon Commission on Merchant Marine and Defense, and the Commission for a Long Term Integrated Defense Strategy. In 1986, Admiral Holloway was appointed Special Envoy of the Vice President to the Middle East and from 1990 to 1992 he served in a presidential appointment as U.S. Representative to the South Pacific Commission. Admiral Holloway is currently Chairman of the Naval Historical Foundation, Chairman of the Naval Academy Foundation, a Governor of St. Johns College and chairman of the Board of Trustees of Saint James School.

         Francis Jungers. Mr. Jungers has been a director of the Parent since April 29, 1997. Mr. Jungers is a private investor and business consultant in Portland, Oregon. Mr. Jungers has been a consultant since January 1, 1978.
From 1973 to 1978, he was Chairman and Chief Executive Officer of Arabian American Oil Company which is the largest producer of crude and liquefied gas in the world and holds the concession for all of Saudi Arabia's oil production. Mr. Jungers is a director of Georgia Pacific Corporation, Thermo Ecotek Corporation, Thermo Electron Corporation, ThermoQuest Corporation,
ONIX Systems Corporation, Donaldson, Lufkin & Jenrette, Inc., The AES Corporation and ESCO Corporation. Mr. Jungers is Chairman of the Advisory Board of Common Sense Partners, L.P., a hedge fund. Mr. Jungers is a member of the Visiting Committee, The University of Washington. Mr. Jungers is Advisory Trustee of the Board of Trustees, The American University in Cairo and
Trustee of the Oregon Health Sciences University Foundation.

         Jonathan R. Spicehandler, M.D. Dr. Spicehandler has been a director of the Parent since April 29, 1997. Since 1993, Dr. Spicehandler has been President of Schering-Plough Research Institute, the pharmaceutical research arm of Schering-Plough Corporation, a research based company engaged in the discovery, development, manufacturing and marketing of pharmaceutical and health care products worldwide. Dr. Spicehandler is a diplomat of the American Board of Internal Medicine. He was also elected to the Alpha Omega Alpha Honor Society. He serves as president emeritus, board of managers, of the New Jersey division of Cancer Care, Inc. Dr. Spicehandler is a member of the boards of trustees of the Kessler Institute for Rehabilitation, Inc. and Montclair State University. He also serves on the board of directors of the National Foundation of Infectious Diseases and on the Science Policy Board of the Liberty Science Center. Dr. Spicehandler is a member of the board of associates of the Whitehead Institute for Biomedical Research.

         Ernest "Jackie" Voges. Mr. Voges has been a director of the Parent since February 2, 1998. From 1982 to 1996, Mr. Voges was General Managing Director of the Curacao Ports Authority. From 1977 to 1982, Mr. Voges held various positions including Dean of the Law School of the University of the Netherlands Antilles, permanent lecturer for the history of law and a member of the International Advisory Council of Florida International University. From 1973 to 1977, he served in various positions within the government for Land Territory of the Netherlands Antilles including Vice Prime Minister, Minister of Justice and Minister of Transport and Communications. From 1967 to 1969 Mr. Voges served as Minister of Public Health. From 1959 to 1967, he was a member of the Island Council of the Island Territory of Curacao and from 1966 to 1967 he was Commissioner of the Island Territory of Curacao. Mr. Voges is Managing Director of Leeward News Holding N.V., Chairman of the Foundation Stichting Monumentenzorg Curacao and Supervisory Director of Stadsherstel Corporation N.V. He is also Chairman of the Foundation Stichting JEKA, Supervisory Director of Smit International Corporation N.V., and Managing Director of Voges Inc. Corporation N.V. In 1979, Mr. Voges was Knighted in the Order of the Dutch Lion.

         ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid or accrued for the year ended December 31, 1998 for our chief executive officer and each of our five other most highly compensated executive officers (the "named executive officers")

                                                                                  Long Term Compensation Awards
                                                                        -------------------------------------------------
                                                                                            Shares      Long-term
                                     Annual                               Restricted       Underlying   Incentive
    Name and                      Compensation           Other Annual        Stock        Options/SARs     Plan      All Other
                              ---------------------
Principal POSITION (1)  Year  Salary ($)  Bonus ($)   Compensation($)(2) Awards($)(3)(4) (#Shares)(5)  Payouts($) Compensation($)(6)
---------------------   ----  ---------   ---------   ------------------ --------------  ------------  ---------  -----------------
James G. Cameron        1998   $275,482    $211,875       $   -              $    -            615          -            $69,525
                        1997    248,655      97,050           -                   -            630          -             68,077
                        1996    215,000        -              -                919,000          -           -             52,229

Thomas M. Thompson, JR. 1998    241,549     173,750           -                   -            490          -            16,677
                        1997    208,434      79,000           -                   -            500          -            15,449
                        1996    169,260        -              -                695,000          -           -             1,440

Robert R. Russo         1998    199,232     145,000           -                   -            425          -            13,816
                        1997    178,883      68,400           -                   -            430          -            12,680
                        1996    150,936         -             -                625,000          -           -               510

Jack R. Pine            1998    161,929      97,500           -                   -            185          -            11,410
                        1997    129,450      51,550           -                   -            190          -            10,648
                        1996    115,190      11,500           -                311,000          -           -               450

John D. Franklin        1998    139,616      97,500           -                   -            185          -            10,784
                        1997    128,653      49,250           -                   -            190          -            10,059
                        1996     94,967       4,500           -                238,000          -           -               479

James F. Brenner        1998    130,289      91,250         57,587                -            175          -            10,941
                        1997    108,895      43,400           -                   -            165          -             9,033
                        1996     81,252         -             -                212,000          -           -                43

--------------

(1) James G. Cameron became President and Chairman of the Board of Statia Terminals, Inc. on July 27, 1993; he became Managing Director of Statia Terminals International N.V. on November 12, 1996 and Director of Statia Terminals Canada, Incorporated on December 23, 1996. Mr. Cameron has held various positions with the Statia Terminals group of companies since 1981. Thomas M. Thompson joined us in 1985 and became Executive Vice President and Director of Statia Terminals, Inc. on May 6, 1996. Robert R. Russo joined us in 1990 and became became Senior Vice President of Statia Terminals, Inc. on May 6, 1996. Jack R. Pine became Senior Vice President, General Counsel and Secretary of Statia Terminals, Inc. on May 6, 1996. Mr. Pine joined us in 1996 after holding various positions with CBI since 1974. Mr. Franklin joined us in 1992 and became Vice President - Marine Fuel Sales on May 6, 1996. James F. Brenner joined us in 1992 and became Vice President Finance, Treasurer and Assistant Secretary of Statia Terminals, Inc. on May 6, 1996.

(2) The compensation reported for 1998 represents $35,923 of relocation expenses and $21,664 of tax reimbursements paid to Mr. Brenner.

(3) In November 1996, Statia Terminals N.V. awarded a total of $3.0 million of its preferred stock to James G. Cameron (919 shares), Thomas M. Thompson, Jr. (695 shares), Robert R. Russo (625 shares), Jack R. Pine (311 shares), John D. Franklin (238 shares) and James F. Brenner (212 shares). This award of Statia Terminals N.V. preferred stock was subject to a specified restriction period which commenced on the date of the award, and other conditions set forth in the restricted stock award agreement between Statia Terminals N.V. and the recipient of such stock. Each recipient surrendered each of his shares of Statia Terminals N.V. preferred stock in exchange for a unit consisting of one share of the Parent's common stock and one share of its Series E

    Preferred Stock. The units were also subject to substantially similar restrictions and conditions as the Statia Terminals N.V. preferred stock, as set forth in a restricted unit award agreement between the Parent and each such recipient. Prior to the expiration of the restriction period, recipients could not sell, transfer, pledge, assign, encumber or otherwise dispose of their units. Such restriction periods applicable to the Parent's stock comprising such units lapsed, pursuant to the award agreements, in November 1998.

(4) The table does not include loans to executive officers by the Parent secured by restricted units of its preferred and common stock. (See "Stockholder Loans" below.)

(5) Represents options to purchase Parent common stock awarded under the 1997 Stock Option Plan. The fair values at the dates of grant, November 21, 1997 and December 3, 1998, were determined by the compensation committee of the Parent's board of directors to be $0.10 per share and $0.10 per share for the 1997 and 1998 grants. The award agreement specifies that after two years of employment after the date of grant and after each of the following three years, 25% of the option shall become exercisable unless a liquidation event occurs (as defined in the award agreement). If a liquidation event occurs, the option shall become fully exercisable. The option will terminate upon the employee's termination of employment except in the event of death, permanent disability or termination by us other than for substantial cause. Each option shall expire ten years after the date of grant.

(6) The compensation reported for 1998 represents: (a) the dollar value of split dollar life insurance benefits paid by us, (b) matching and discretionary contributions made to our 401(k) plan and (c) the cost of life insurance in excess of limits prescribed by the Internal Revenue Code. These benefits, expressed in the same order as listed in the preceding sentence, amounted to $50,789, $16,000 and $2,736 for Mr. Cameron; $0, $14,200 and $2,477 for Mr. Thompson; $0, $13,000 and $816 for Mr. Russo;
    $0, $10,600 and $810 for Mr. Pine; $0, $10,600 and $184 for Mr. Franklin;
    and $0, $10,400 and $541 for Mr. Brenner.

                OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1998

The following table sets forth certain information regarding options granted to the named executive officers by the Parent during 1998. The Parent has not granted any stock appreciation rights.



                                                                                               Potential Realizable Value at
                                                                                               Assumed Annual Rates of Stock
                                                Individual Grants                              Appreciation For Option Term
                            --------------------------------------------------------    -----------------------------------------
                             Number of    % of Total
                               Shares      Options
                             Underlying   Granted to
                              Options     Employees   Exercise   Market   Expiration
           Name               Granted      In 1998     Price    Price(1)     Date            0%            5%            10%
-------------------------    ---------    ----------  --------  --------  ----------     -----------   -----------   -------------
James G. Cameron                 615         21.2%      $0.10    $810.00    12/3/08      $498,088.50   $811,372.36   $1,292,011.31
Thomas M. Thompson, Jr.          490         16.9%       0.10     810.00    12/3/08       396,851.00    646,459.28    1,029,407.38
Robert R. Russo                  425         14.7%       0.10     810.00    12/3/08       344,207.50    560,704.48      892,853.34
Jack R. Pine                     185          6.4%       0.10     810.00    12/3/08       149,831.50    244,071.36      388,653.81
John D. Franklin                 185          6.4%       0.10     810.00    12/3/08       149,831.50    244,071.36      388,653.81
James F. Brenner                 175          6.0%       0.10     810.00    12/3/08       141,732.50    230,878.31      367,645.49

---------------------------
(1) The market price on the date of grant, December 3, 1998, was determined based on a valuation performed at our request by an independent consulting firm which specializes in these matters.

                     OPTION EXERCISES AND YEAR-END VALUES

         The following table sets forth certain information concerning options to purchase common stock of the Parent exercised by the named executive officers during 1998 and the number and value of unexercised options of the Parent held by each of the named executive officers at December 31, 1998.


       AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 1998
                          AND YEAR-END OPTION VALUES

                                                          Number of Shares Underlying          Value of Unexercised
                             Shares                         Unexercised Options at           In-the-Money Options at
                            Acquired                           December 31, 1998              December 31, 1998 (1)
                               On           Value       ------------------------------    ------------------------------
          Name              Exercise       Realized     Exercisable     Unexercisable     Exercisable      Unexercisable
-------------------------   ---------      --------     -----------     -------------     -----------      -------------
James G. Cameron                0              0              0             1,245               0          $ 983,425.50
Thomas M. Thompson, Jr.         0              0              0               990               0            782,001.00
Robert R. Russo                 0              0              0               855               0            675,364.50
Jack R. Pine                    0              0              0               375               0            296,212.50
John D. Franklin                0              0              0               375               0            296,212.50
James F. Brenner                0              0              0               340               0            268,212.50


---------------
(1) There was no public trading market for the Parent's common stock as of December 31, 1998. The market price of the common stock on December 31, 1998 was determined based on a valuation performed as of December 3, 1998 at our request by an independent consulting firm. The indicated market price as of December 3, 1998 of $810 per share was reduced to $790 per share as of December 31, 1998 primarily due to additional dividends accrued on the Parent's preferred stock during this period. Preferred stock dividends reduce the equity value of common stockholders.

                              STOCK OPTION PLAN

       During 1997, the shareholders of the Parent approved the 1997 Stock Option Plan (the "Plan") which allows up to 7,235.294 shares of common stock, par value $0.10 per share, of the Parent to be delivered pursuant to incentive stock option award agreements or non-qualified stock option award agreements. The Compensation Committee of the Parent's Board of Directors administers the Plan. Key employees, directors and consultants of the Parent and its subsidiaries are eligible to become participants and receive awards of stock options under the Plan. The Plan provides that for any changes in the capital of the Parent, a corresponding adjustment, as determined to be appropriate by the Compensation Committee, be made to the options awarded under the Plan.

                              STOCKHOLDER LOANS

       On November 27, 1996, Messrs. Cameron, Thompson, Russo, Pine, Franklin, Brenner and certain other of our officers and managers were granted loans by the Parent to purchase shares of its common stock and Series E Preferred Stock. The loans totaled $1.5 million and were secured by pledges of such stock. The loans bear interest at 6.49% annually and are due on the earlier of (1) November 26, 2003, (2) the sale of the pledged stock and (3) a "change in control," as defined in the loan agreement.

                             EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with James G. Cameron, Thomas M. Thompson, Jr., Robert R. Russo, Jack R. Pine, John D. Franklin and James F. Brenner. These agreements provide for an annual base salary which is subject to review at least annually by the board of directors or a committee thereof. The respective annual base salaries currently in effect are $290,000 for Mr. Cameron; $245,000 for Mr. Thompson; $230,000 for Mr. Russo; $150,000 for Mr. Pine; $150,000 for Mr. Franklin; and $150,000 for Mr. Brenner. These agreements also provide for an annual cash incentive bonus to be awarded based on the difference between a target EBITDA and actual EBITDA. The employment agreements with Mr. Cameron, Thompson and Russo continue until December 31, 2001 and are renewable for successive three-year periods thereafter. The employment agreements with Messrs. Pine, Franklin and Brenner continue until December 31, 1999 and are renewable for successive two-year periods thereafter. Additional benefits include participation in an executive life insurance plan for Mr. Cameron. In the event that we terminate any of these employment agreements without substantial cause or the employee terminates for good reason, as such terms are defined in each such employment agreement, the employee shall be entitled to his current medical and dental benefits and his current compensation. Such entitlements will last to the later of twelve months or the remaining portion of the term of the relevant employment agreement. Such entitlements will be payable in monthly installments for such period with the addition of a pro rated portion of the employee's bonus compensation for the year of termination. The bonus is only payable as and when ordinarily determined for such year.

         ITEM 12. SECURITY OWNERSHIP

         Statia Terminals International indirectly owns all of the common stock of Statia Terminals Canada, Incorporated and the Parent owns all of the common stock of Statia. The following table sets forth the number and percentage of shares of currently outstanding common stock of the Parent beneficially owned as of March 30, 1999 by (1) each person known to us to be a beneficial owner of more than 5% of any class of the Parent's common stock, (2) each managing director/director and executive officers, and (3) all of our managing directors/directors and executive officers as a group. The address of each owner is our principal office unless otherwise indicated.


                                                     Number of
                    Name                             Shares         Percentages
------------------------------------------           ----------     -----------
James G. Cameron                                      4,474 (2)        10.91%
Thomas M. Thompson, Jr.                                 900             2.20%
Robert R. Russo                                         807             1.97%
Jack R. Pine                                            451             1.10%
John D. Franklin                                        353             0.86%
James F. Brenner                                        310             0.76%
John K. Castle (1)                                   33,750            82.32%
   c/o Castle Harlan, Inc.
   150 East 58th Street
   New York, NY  10155

David B. Pittaway                                       200             0.49%
Justin B. Wender                                         10             0.02%
Admiral James L. Holloway III                            50             0.12%
Francis Jungers                                         100             0.24%
Dr. Jonathan R. Spicehandler                            100             0.24%
All Officers and Directors (1)                       38,000            92.68%
Castle Harlan Partners II L.P.,
   affiliates and Castle
   Harlan employees (1)                              33,750            82.32%
   c/o Castle Harlan, Inc.
   150 East 58th Street
   New York, NY  10155


--------------
(1) Mr. Castle is the controlling shareholder of the general partner of the general partner of Castle Harlan Partners II L.P. He may therefore be deemed to be the beneficial owner of shares beneficially owned by Castle Harlan Partners II L.P., its affiliates and Castle Harlan employees. Mr. Castle disclaims beneficial ownership of the shares owned by Castle Harlan Partners II L.P., its affiliates and Castle Harlan employees other than such shares that represent his pro rata partnership interests in Castle Harlan Partners II L.P. and its affiliates.

(2) Includes 3,295 shares owned by certain of our employees who have granted to Mr. Cameron a proxy to vote such shares. Mr. Cameron disclaims beneficial ownership of these shares.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALE OF BROWNSVILLE TERMINAL

         In July 1998, we sold our terminal in Brownsville, Texas. We used the net proceeds from such sale to pay the Parent $6.15 million which the Parent used to redeem 6,150 shares of its Series D Preferred Stock owned by Castle Harlan.

MANAGEMENT AGREEMENT

         As part of the Castle Harlan Acquisition, the Parent entered into a management agreement with Castle Harlan providing for the payment to Castle Harlan, subject to certain conditions, of an annual management fee of $1.35 million plus expenses for investment banking, advisory and strategic planning services. In the event the net proceeds from the sale of the M/V Statia Responder exceed a specified threshold, Castle Harlan may be entitled to an additional payment of up to $1 million. Under the indenture relating to the mortgage notes, dividends from Statia Terminals International to the Parent permitting the Parent to pay Castle Harlan's annual management fee and a dividend of the net proceeds of the sale of the Brownsville facility are excepted from the limitation on Restricted Payments so long as no Default or Event of Default exists. In January 1997 and November 1997, the Company declared and subsequently paid on each declaration date a dividend of $1.35 million on its common stock to the Parent to enable the Parent to pay management fees to Castle Harlan, Inc. See Note 8 to the Consolidated Financial Statements of Statia for information on preferred and common dividends paid prior to the Castle Harlan Acquisition.

CONSULTING AGREEMENT

         A consultant owns 1,500 shares of the Parent's common stock. The consultant is also a party to an agreement with Statia Terminals N.V. dated as of January 1, 1993 pursuant to which the consultant renders certain advisory and consulting services to the company and is compensated therefor.

         Four of the Parent's directors, Admiral James L. Holloway III, Francis Jungers, Jonathan R. Spicehandler, M.D. and Ernest Voges, have entered into consulting agreements with Statia Terminals International for advisory and consulting services related to investment and strategic planning, financial and other matters. In consideration of services provided to Statia Terminals International, each consultant receives a consulting fee of $6,250 per quarter plus reimbursement of out-of-pocket expenses. The Parent pays each of the foregoing directors $1,000 per meeting of the board of directors attended.

LOANS TO MANAGEMENT

       On November 27, 1996, Messrs. Cameron, Thompson, Russo, Pine, Franklin, Brenner and certain other of our officers and managers were granted loans by the Parent to purchase shares of its common stock and Series E Preferred Stock. The loans totaled $1.5 million and were secured by pledges of such stock. The loans bear interest at 6.49% annually and are due on the earlier of (1) November 26, 2003, (2) the sale of the pledged stock and (3) a "change in control," as defined in the loan agreement.

BOARD OF DIRECTORS

         Castle Harlan or its affiliates hold 13,850 shares of the Parent's Series D Preferred Stock, 33,750 shares of its Series E Preferred Stock and 33,750 shares of the Parent's currently outstanding common stock. Certain directors and members of our management hold 4,724 shares of the Parent's Series E Preferred Stock and 4,724 shares of its currently outstanding common stock and options to acquire an additional 6,145 shares of common stock.

                                  PART IV.

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                 ON FORM 8-K

         (a.)  1.  Financial Statements Index

                   The following consolidated financial statements of Statia Terminals International N.V. and its
                   Subsidiaries are filed in response to Item 8 of this 1998 Annual Report on Form 10-K:

Statia Terminals International N.V. (and its Predecessor Statia Terminals, Inc.)

                   Report of Independent Certified Public Accountants Consolidated Balance Sheets
                       as of December 31, 1997 and 1998

                   Consolidated Statements of Income (Loss)
                       for the period January 1, 1996 through November 27, 1996 (Predecessor)
       for the period November 27, 1996 through  December 31,
       1996
       for the years ended December 31, 1997 and 1998

                   Consolidated Statements Stockholder's Equity
                        for the period November 27, 1996 through December 31, 1996 for the years ended December 31, 1997 and 1998

                   Consolidated Statements of Cash Flows
                        for the period January 1, 1996 through November 27, 1996 (Predecessor)
for the period November 27, 1996 through December 31,
1996
for the years ended December 31, 1997 and 1998

                   Notes to the Consolidated Financial Statements

Statia Terminals Canada, Incorporated (and its Predecessor Statia Terminals
                   Point Tupper, Inc.)
                   Report of Independent Certified Public Accountants Consolidated Balance Sheets
                        as of December 31, 1997 and 1998

                   Consolidated Statements of Income (Loss) and Retained
                        Earnings (Deficit) for the period January 1,
                        1996 through November 27, 1996 (Predecessor) for the period November 27, 1996 through December 31, 1996 for the years ended December 31, 1997 and 1998

                   Consolidated Statements of Cash Flows
                        for the period January 1, 1996 through November 27, 1996 (Predecessor)
for the period November 27, 1996 through December 31,
1996
for the years ended December 31, 1997 and 1998

                   Notes to the Consolidated Financial Statements

Statia Terminals N.V.

                   Report of Independent Certified Public Accountants Consolidated Balance Sheets
                        as of December 31, 1997 and 1998

                   Consolidated Statements of Income (Loss) and Retained
                        Earnings (Deficit) for the period January 1,
                        1996 through November 27, 1996 (Predecessor) for the period November 27, 1996 through December 31, 1996 for the years ended December 31, 1997 and 1998

                   Consolidated Statements of Cash Flows
                        for the period January 1, 1996 through
                        November 27, 1996 (Predecessor)
for the period November 27, 1996 through December
                        31, 1996
for the years ended December 31, 1997 and 1998

                   Notes to the Consolidated Financial Statements

               2.  Financial Statement Schedules

                        See Notes 15 and 17 to the Consolidated Financial Statements of Statia Terminals International N.V. for required financial statement schedules.

               3.  Exhibits Index

                        See the Exhibits Index on Pages E - 1 through E - 4 following the Signature Pages.

          (b.)     Reports on Form 8-K

                   None.

                      Statia Terminals International N.V.
                                and Subsidiaries

                       Consolidated Financial Statements
                        as of December 31, 1997 and 1998
                         Together With Auditor's Report

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Managing Directors of
   Statia Terminals International N.V. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Statia Terminals International N.V. (a Netherlands Antilles corporation) and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income (loss), stockholder's equity and cash flows for the period from Inception through December 31, 1996 and for the years ended December 31, 1997 and 1998. We have also audited the related combined statements of income
(loss), stockholder's equity and cash flows of Statia Terminals, Inc. and subsidiaries and affiliates (the "Predecessor Company") for the period from January 1, 1996 through November 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statia Terminals International N.V. and Subsidiaries as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the period from Inception through December 31, 1996 and for the years ended December 31, 1997 and 1998, and the results of operations and cash flows of the Predecessor Company for the period from January 1, 1996 through November 27, 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


West Palm Beach, Florida,
   February 1, 1999.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except share amounts)



                                                                      December 31,
                                                               ----------------------------
                                                                 1997              1998
                                                               ----------       -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $    6,083       $   13,873
   Accounts receivable-
     Trade, less allowance for doubtful accounts of
       $830 in 1997 and $785 in 1998                               10,092            7,562
     Other                                                          2,347            2,328
   Inventory, net                                                   1,247            4,528
   Prepaid expenses                                                   269              172
                                                               ----------       ----------
              Total current assets                                 20,038           28,463

PROPERTY AND EQUIPMENT, net                                       218,529          209,970

OTHER NONCURRENT ASSETS, net                                        5,661            4,745
                                                               ----------       ----------

              Total assets                                     $  244,228       $  243,178
                                                               ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $    7,788       $    9,012
   Accrued interest payable                                         2,027            2,027
   Other accrued expenses                                           7,587            8,439
                                                               ----------       ----------
              Total current liabilities                            17,402           19,478

LONG-TERM DEBT                                                    135,000          135,000
                                                               ----------       ----------

              Total liabilities                                   152,402          154,478
                                                               ----------       ----------

STOCKHOLDER'S EQUITY SUBJECT TO REDUCTION                          20,000            -

STOCKHOLDER'S EQUITY:
   Common stock, $1 par value, 30,000 shares authorized,
     6,000 shares issued and outstanding                                6                6
   Additional paid-in capital                                      78,494           92,344
   Accumulated deficit                                             (6,674)          (3,650)
                                                               ----------       ----------
              Total stockholder's equity                           71,826           88,700
                                                               ----------       ----------

              Total liabilities and stockholder's equity       $  244,228       $  243,178
                                                               ==========       ==========

   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                             (Dollars in thousands)

      The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1).

                                                         Predecessor
                                                           Company                           The Company
                                                     ------------------   ------------------------------------------------
                                                                            Period from
                                                       January 1, 1996       Inception
                                                           Through            Through           Year Ended December 31,
                                                           November 27,     December 31,      -----------------------------
                                                             1996               1996              1997             1998
                                                       ----------------     ------------      ----------        -----------
REVENUES                                                  $   140,998         $  14,956       $  142,499        $  136,762

COST OF SERVICES AND PRODUCTS SOLD                            129,915            12,924          122,944           106,688
                                                          -----------         ---------       ----------        ----------

             Gross profit                                      11,083             2,032           19,555            30,074

ADMINISTRATIVE EXPENSES                                         8,282               413            6,348             7,315
                                                          -----------         ---------       ----------        ----------
              Operating income                                  2,801             1,619           13,207            22,759

LOSS (GAIN) ON DISPOSITION OF
    PROPERTY AND EQUIPMENT                                        (68)            -                 (109)            1,652
INTEREST EXPENSE                                                4,187             1,613           16,874            16,851
INTEREST INCOME                                                    57                31              459               588
                                                          -----------         ---------       ----------        ----------
              Income (loss) before provision
                for income taxes and preferred
                stock dividends                                (1,261)               37           (3,099)            4,844

PROVISION FOR INCOME TAXES                                        629               132              780               320
                                                          -----------         ---------       ----------        ----------

              Income (loss) before preferred
                stock dividends                                (1,890)              (95)          (3,879)            4,524

PREFERRED STOCK DIVIDENDS                                         792             -                 -                -
                                                          -----------         ---------       ----------        ----------
              Net income (loss) available to
                common stockholder                        $    (2,682)        $     (95)      $   (3,879)       $    4,524
                                                          ===========         =========       ==========        ==========

   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  (Dollars in thousands except share amounts)


                                                Common Stock           Additional
                                            --------------------        Paid-in       Accumulated
                                            Shares        Common        Capital         Deficit           Total
                                            ------        ------        -------         -------           -----

Issuance of common stock,
   November 27, 1996                          6,000       $    6        $  78,494      $    -          $  78,500

Net income (loss) available to
   common stockholder                           -             -             -                 (95)           (95)
                                            -------       ------        ---------      ----------      ---------

BALANCE, December 31, 1996                    6,000            6           78,494             (95)        78,405

Net income (loss) available to
   common stockholder                           -             -             -              (3,879)        (3,879)

Common stock dividend                           -             -             -              (2,700)        (2,700)
                                            -------       ------        ---------      ----------      ---------

BALANCE, December 31, 1997                    6,000            6           78,494          (6,674)        71,826

Net income (loss) available to
   common stockholder                           -             -             -               4,524          4,524

Common stock dividend                           -             -             -              (1,500)        (1,500)

Reclassification of stockholder's
   equity subject to reduction                  -             -            20,000           -             20,000

Payment to Parent                               -             -            (6,150)          -             (6,150)
                                            -------       ------        ---------      ----------      ---------

BALANCE, December 31, 1998                    6,000       $    6        $  92,344      $   (3,650)     $  88,700
                                            =======       ======        =========      ==========      =========

   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

      The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1).

                                                        Predecessor
                                                          Company                          The Company
                                                      ---------------   ----------------------------------------------
                                                                          Period from
                                                      January 1, 1996      Inception
                                                          Through           Through          Year Ended December 31,
                                                        November 27,     December 31,      ---------------------------
                                                            1996             1996             1997            1998
                                                      ---------------   ---------------    -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) before preferred stock dividends         $ (1,890)         $    (95)       $  (3,879)        $  4,524
   Adjustments to reconcile net income (loss) before
     preferred stock dividends to net cash
     provided by operating activities-
       Depreciation, amortization and non-cash
         charges                                            12,296             1,011           10,911           12,060
       Provision for bad debts                                 406               -                 11               72
       Loss (gain) on disposition of property and
         equipment                                             (68)              -               (109)           1,652
       (Increase) decrease in accounts receivable -
         trade                                              (1,585)           (1,311)           2,060            2,458
       (Increase) decrease in other receivables              3,237            (1,530)             747               19
       (Increase) decrease in inventory                     (5,033)            1,950            3,722           (3,281)
       (Increase) decrease in prepaid expense                  (64)              -                769               97
       (Increase) decrease in other noncurrent
         assets                                                319              (801)            (134)               4
       Increase (decrease) in accounts payable               3,577               277           (2,195)           1,555
       Increase (decrease) in accrued expenses                (811)            2,724              491              703
       Increase (decrease) in payable to affiliates         (1,276)              -                 58             (331)
                                                          --------          --------        ---------         --------
              Net cash provided by operating
                activities                                   9,108             2,225           12,452           19,532
                                                          --------          --------        ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                      (14,490)           (1,203)          (5,342)         (10,714)
   Proceeds from sale of property and equipment                111               -                112              122
   Proceeds from sale of Statia Terminals                      -                 -                -              6,500
     Southwest, Inc.
   Buyout of First Salute Leasing, L.P. assets             (88,511)              -                -                -
   Acquisition of Statia Operations, net of $185
     cash acquired                                             -            (173,961)             -                -
   Transaction costs                                           -              (9,572)             -                -
   Accrued transaction costs and purchase price                -               7,703           (7,703)             -
                                                          --------          --------        ---------         ------
              Net cash used in investing activities       (102,890)         (177,033)         (12,933)          (4,092)
                                                          --------          --------        ---------         --------

                                                    (Continued)

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                  (Continued)

      The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1).

                                                        Predecessor
                                                          Company                          The Company
                                                      ---------------    ---------------------------------------------
                                                                          Period from
                                                      January 1, 1996      Inception
                                                          Through           Through          Year Ended December 31,
                                                        November 27,     December 31,    -----------------------------
                                                            1996             1996              1997             1998
                                                      ---------------    -------------   -------------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in advances from Parent                        203,767               -                -                -
   Retirement of preferred stock                           (18,577)              -                -                -
   Bank borrowings                                          66,000               -                -                -
   Bank repayments                                        (132,400)              -                -                -
   Payment to Parent                                          -                  -                -             (6,150)
   Dividends paid to Parent                                (25,792)              -             (2,700)          (1,500)
   Issuance of 11-3/4% First Mortgage Notes                   -              135,000              -                -
   Issuance of common stock                                   -               55,500              -                -
   Debt costs paid                                            -               (6,428)             -                -
                                                          --------          --------        ---------         --------
              Net cash provided by (used in)
                financing activities                        92,998           184,072           (2,700)          (7,650)
                                                          --------          --------        ---------         --------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                (784)            9,264           (3,181)           7,790

CASH AND CASH EQUIVALENTS,
   balance at beginning of period                            1,469               -              9,264            6,083
                                                          --------          --------        ---------         --------

CASH AND CASH EQUIVALENTS,
   balance at end of period                               $    685          $  9,264        $   6,083         $ 13,873
                                                          ========          ========        =========         ========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
     Cash paid for taxes                                  $    823          $      9        $     513         $    369
                                                          ========          ========        =========         ========

     Cash paid for interest                               $  4,455          $    -          $  15,334         $ 15,940
                                                          ========          ========        =========         ========

  The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (Dollars in thousands except share amounts)


1.  ORGANIZATION AND OPERATIONS

     Statia Terminals International N.V. is wholly owned by Statia Terminals Group N.V. (the "Parent") and was formed on September 4, 1996 by Castle Harlan Partners II, L.P. ("Castle Harlan"), a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank, certain members of management and others and commenced operations on November 27, 1996 ("Inception"). Statia Terminals International N.V. and Subsidiaries (the "Company") own and operate petroleum blending, transshipment and storage facilities located on the island of St. Eustatius, Netherlands Antilles and at Point Tupper, Nova Scotia, Canada. The Company's terminaling services are furnished to many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, petrochemical companies and ship owners. In addition to storage, the Company provides a variety of related terminal services including bunkering, crude oil and petroleum product blending and processing, and emergency and spill response. A subsidiary of the Company provides administrative services for the Company from its office in Deerfield Beach, Florida.

     The Company includes the following primary entities (collectively, the "Statia Operations"): Statia Terminals International N.V. ("Statia"), Statia Terminals N.V. (each incorporated in the Netherlands Antilles), Statia Terminals Canada, Inc. (incorporated in Nova Scotia, Canada) and Statia Terminals Southwest, Inc. (incorporated in Texas--the "Brownsville Facility") which was sold in July 1998 (see Note 13). Significant intercompany balances and transactions have been eliminated.

     The Company was formed during 1996 to acquire the capital stock of Statia Terminals, Inc. and its subsidiaries and affiliates (the "Predecessor Company") from Praxair, Inc. ("Praxair"). The combined statements of income (loss) and cash flows from January 1, 1996 through November 27, 1996 ("the period ended November 27, 1996"), included the accounts of the Predecessor Company. The Predecessor Company includes primarily the combination of the following commonly owned companies: Statia Terminals, Inc. (incorporated in Delaware); Statia Terminals N.V.; Statia Terminals Point Tupper, Inc. (incorporated in Nova Scotia, Canada); and Statia Terminals Southwest, Inc. Significant intercompany balances and transactions have been eliminated.

     Prior to January 12, 1996, the Predecessor Company was a wholly owned subsidiary of CBI Industries, Inc. ("CBI"). On January 12, 1996, pursuant to the Merger Agreement dated December 22, 1995 (the "Merger"), CBI became a wholly owned subsidiary of Praxair. This Merger transaction was reflected in the Predecessor Company's combined financial statements as a purchase effective January 1, 1996 (see Note 3).

     On November 27, 1996, Castle Harlan, members of our management and others acquired from Praxair all of the outstanding capital stock of Statia Terminals N.V., Statia Terminals, Inc., their subsidiaries and certain of their affiliates (the "Castle Harlan Acquisition"). The adjusted purchase price of the Castle Harlan Acquisition totaled approximately $217,146. The Castle Harlan Acquisition was paid, in part, by funds received by the Company from the issuance of $135,000 of 11 3/4% First Mortgage Notes (the "Notes") described in
Note 6 and from the sale of the Company's stock. The Castle Harlan Acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets and liabilities of the Company based on their fair values as of the date of the Castle Harlan Acquisition.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   Revenue Recognition

     Revenues from terminaling operations are recognized ratably as the services are provided. Revenues and commissions from bunkering services, terminaling-related services and bulk product sales are recognized at the time of delivery of the service or product.

   Foreign Currency Translation and Exchange

     The consolidated financial statements include the financial statements of foreign subsidiaries and affiliates translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation." The assets and liabilities are translated into U.S. dollars at year end exchange rates. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Substantially all of the Company's transactions are denominated in U.S. dollars.

Cash and Cash Equivalents

     The Company's and the Predecessor Company's excess cash is invested in short-term, highly liquid investments with maturities of three months or less. Such short-term investments are carried at cost, which approximates market, and are classified as cash and cash equivalents.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

   Financial Instruments

     The Company uses various methods and assumptions to estimate the fair value of each class of financial instrument. Due to their nature, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. The Company believes the historical carrying value of the Notes approximates fair value since the Notes have been priced near par value since issuance. The Company's other financial instruments are not significant.

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

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company continually evaluates factors, events and circumstances which include, but are not limited to, its historical and projected operating performance, specific industry trends and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow over the remaining lives of the long-lived assets in measuring their recoverability.

   Other Noncurrent Assets

     Other noncurrent assets primarily consist of deferred financing costs of $5,432 and $4,521 as of December 31, 1997 and 1998, respectively. The deferred financing costs related to establishing debt obligations are amortized ratably over the life of the underlying obligation. Debt cost amortization expense was $911 for the years ended December 31, 1997 and 1998.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

   Income Taxes

     The Company and the Predecessor Company determine their tax provision and deferred tax balances in compliance with SFAS No. 109, "Accounting for Income Taxes." Under this approach, the provision for income taxes represents income taxes paid or payable for the current year adjusted for the change in deferred taxes during the year. Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement bases and the tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements provided for earlier periods for comparative purposes is required. The following types of items are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments, and unrealized gain/loss on securities available for sale. For all periods presented herein, there were no differences between net income and comprehensive income.

   Segment Information

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas, and major customers. The adoption of SFAS No. 131 had no impact on consolidated results of operations, financial position or cash flow.

   Reclassifications

     Certain reclassifications were made to the 1996 and 1997 financial statements in order to conform to the 1998 presentation.

     A statement of stockholder's equity for the Predecessor Company is not presented because the information would not be comparable to that of the Company.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)

3.  PRAXAIR PURCHASE ACCOUNTING

     As discussed in Note 1, prior to January 12, 1996, the Predecessor Company was a wholly owned subsidiary of CBI. On January 12, 1996, pursuant to the Merger Agreement dated December 22, 1995, CBI became a wholly owned subsidiary of Praxair. This Merger transaction was reflected in the Predecessor Company's combined financial statements as a purchase effective January 1, 1996. The fair value assigned to the Predecessor Company as of the Merger date was $210,000, excluding bank borrowings, Praxair and CBI intercompany and advance accounts and the buyout of certain off-balance-sheet financing ("Merger Value").

     The allocation of the Merger Value to the assets and liabilities acquired, based on the estimated fair value assigned, was as follows:

Merger Value................................................       $   210,000
Less-
  Debt acquired.............................................            66,000
  Intercompany/advance accounts.............................            44,000
  Off-balance sheet obligations.............................            89,000
                                                                   -----------

                                                                   $    11,000
   ===========

Allocation of merger value-
  Total current assets......................................       $    17,000
  Property and equipment....................................           111,000
  Other noncurrent assets...................................             4,000
  Liabilities assumed.......................................          (121,000)
                                                                   -----------

                                                                   $    11,000
   ===========

     In addition, $10,000 of Praxair debt was pushed down to the Predecessor Company's books effective January 1, 1996. This debt was eliminated in connection with the Castle Harlan Acquisition.

4.  ACQUISITION

     As discussed in Note 1, on November 27, 1996, the Company acquired from Praxair all of the outstanding capital stock of Statia Terminals N.V., Statia Terminals, Inc., their subsidiaries and certain affiliates. The Castle Harlan Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets and liabilities of the Company based on their respective fair values as of the date of the Castle Harlan Acquisition. The assets of the Company as of the date of the Castle Harlan Acquisition included certain property and equipment acquired from a third-party Financier by Praxiar (see Note 7.) No portion of the purchase price of the Company was allocated to intangible assets since the fair value of the tangible assets exceeded the purchase price. No adjustments were made to the allocated fair values during 1997 or 1998.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


4.  ACQUISITION - (CONTINUED)

     The allocation of the total purchase price to the assets and liabilities acquired was as follows:

Purchase Price-
  Cash paid...................................................      $   174,146
  Stock issued................................................           43,000
  Commissions, fees and expenses..............................           16,000
                                                                    -----------

       Total purchase price...................................      $   233,146
                                                                    ===========


Allocation of Purchase Price-
  Current assets..............................................      $    19,570
  Property and equipment......................................          222,907
  Other noncurrent assets.....................................            6,539
  Liabilities assumed.........................................          (15,870)
                                                                    -----------

       Total purchase price...................................      $   233,146
                                                                    ===========

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:


                                                                                                    Useful Live
                                                                    1997              1998            in Years
                                                                    ----              ----            --------
Land......................................................      $      1,291      $      1,291
Land improvements.........................................             7,964             7,679          5-20
Buildings and improvements................................             2,178             3,303         20-40
Plant machinery ..........................................           168,468           164,564          4-40
Mooring facilities and marine equipment...................            47,854            50,453          4-40
Field and office equipment................................             1,677             2,497          3-15
                                                                ------------      ------------

        Total property and equipment, at cost.......                 229,432           229,787
Less- accumulated depreciation............................            10,903            19,817
                                                                ------------      ------------

        Property and equipment, net.......................      $    218,529      $    209,970
                                                                ============      ============

     Pursuant to the Castle Harlan Acquisition, the Company agreed with stockholders to sell the Brownsville Facility and the M/V Statia Responder. The Company has reclassified the vessel from its original asset held for sale classification to property and equipment as management is no longer actively seeking buyers for the vessel. The M/V Statia Responder is still in operation and the revenues and costs, including depreciation, associated with operating this asset are included in the accompanying financial statements. Certain of the Parent's preferred stock agreements contain features which may require the

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


5. PROPERTY AND EQUIPMENT - (CONTINUED)

Parent to cause the Company to pay a dividend or otherwise remit the net proceeds from any future sale of the M/V Statia Responder to the Parent. On July 29, 1998, the Company sold the Brownsville Facility. In accordance with management's decision not to actively seek buyers for the vessel, $10,000 representing the vessel's estimated fair value was reclassified from stockholder's equity subject to reduction to additional paid-in capital.

6.  DEBT

     The 11-3/4% Notes due November 15, 2003 were issued by Statia and one of its subsidiaries (the "Issuers") on November 27, 1996 in connection with the Castle Harlan Acquisition and pay interest on May 15 and November 15 of each year. The Notes are redeemable, in whole or in part, at the option of the Issuers at any time on or after November 15, 2000, at the following redemption prices (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated:

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

     Notwithstanding the foregoing, any time on or prior to November 15, 1999, the Issuers may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more Equity Offerings (as defined in the Indenture to the Notes) at a redemption price equal to 111.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, provided that after giving effect to such redemption, at least 65% of the aggregate principal amount of the Notes remains outstanding (see Note 16).

     The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of Statia. The Notes are also subject to certain financial covenants as set forth in the Indenture, the most restrictive of which include, but are not limited to the following: (i) a consolidated fixed charge coverage ratio for the prior four full fiscal quarters of at least 2.0:1, which, if met, will permit the Company to make additional borrowings above the Company's revolving credit facility discussed below, (ii) other limitations on indebtedness and (iii) restrictions on certain payments. In addition, the Notes place restrictions on the Company's ability to pay dividends other than distributions from the proceeds of assets held for sale as discussed above and certain management fees as discussed in Note 10 below. Except with the occurrence of an event of default, subsidiaries of Statia have no restrictions upon transfers of funds in the form of dividends, loans or cash advances. The Issuers have been in compliance with the financial covenants set forth in the Indenture.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


6.  DEBT - (CONTINUED)

     The Company has a revolving credit facility (the "Credit Facility") which allows the Company to borrow up to $17,500 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of 0.375% per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5% (8.25% at December 31, 1998). The Credit Facility constitutes senior indebtedness of the Company and is secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial covenants. The Credit Facility does not restrict Statia's subsidiaries from transferring funds to Statia in the form of dividends, loans or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to Statia. The Credit Facility expires on November 27, 1999. At December 31, 1997 and 1998, the Company had approximately $8,058 and $7,982, respectively, available for borrowing under the Credit Facility as limited by the borrowing base computation and had no outstanding balance.

7.  LEASES

     The Company and the Predecessor Company rent certain facilities, land and marine equipment under cancelable and noncancelable operating leases. Rental expense on operating leases was $13,854 (of which $9,870 including $4,270 for recognition of lease residual value guarantee, relates to the lease described below), $491, $3,763 and $3,409 for the period ended November 27, 1996, the period ended December 31, 1996, the year ended December 31, 1997 and the year ended December 31, 1998, respectively. Future rental commitments during the years ending 1999 through 2003 are $3,619, $2,569, $2,504, $2,518 and $837, respectively.

     On November 17, 1993, Statia Terminals N.V. and a subsidiary entered into an agreement with a third-party financier (First Salute Leasing, L.P.) pursuant to which a portion of its land on St. Eustatius was leased to this third party for the purpose of construction and operation of five million barrels of crude oil storage tanks and a single point mooring system. Statia Terminals N.V. acted as agent for the third party with regard to the construction of the facilities. Statia Terminals N.V. leased the facility from the third party for a minimum period of five years beginning February 1, 1995. The aggregate construction cost incurred for these leased assets totaled $88,513. At the completion of the initial five year term, Statia Terminals N.V. had the option to extend the lease, purchase the facility from the lessor, or arrange for the leased properties to be sold to a third party. In the event of purchase or sale of these properties, Statia Terminals N.V. was obligated to the lessor for any shortfall between the purchase or sales price and the lease residual value guarantee. In connection with the Castle Harlan Acquisition, Praxair terminated the above First Salute Leasing, L.P. off-balance-sheet financing arrangement and paid in full all obligations related to this lease.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


8.  SHAREHOLDER'S EQUITY

   Predecessor Company

     On January 10, 1996, Statia Terminals N.V. declared dividends of $25,000, payable on January 11, 1996, to shareholders of record on January 10, 1996. All dividends were paid to affiliates of CBI.

     On October 22, 1993 and March 15, 1994, Statia Terminals Point Tupper, Inc. issued 14,689 shares and 10,311 shares, respectively, of first preferred stock to a Canadian affiliate of CBI in exchange for an aggregate contribution of Cdn $25,000 ($18,577). The first preferred stock is nonvoting, cumulative and redeemable at the option of either the issuer or the holder. The preferred dividends were accrued and were paid quarterly at a rate of 0.25% above the preferred shareholder's borrowing rate as established by the shareholder's lending institution. During the period ended November 27, 1996, Statia Terminals Point Tupper, Inc. accrued and paid dividends of $792. First preferred shareholders had preference upon liquidation over all other classes of preferred shareholders as well as common shareholders. This preferred stock was retired in conjunction with the Castle Harlan Acquisition.

   The Company

     During the years ended December 31, 1997 and 1998 the Company paid dividends to the Parent of $2,700 and $1,500, respectively. The proceeds from these dividends were used by the Parent to pay certain management fees discussed in Note 11.

9.  INCOME TAXES

     The sources of income (loss) by jurisdiction before the provision for income taxes and preferred stock dividends are:

                                           Predecessor
                                             Company                           The Company
                                        -----------------   ------------------------------------------------
                                                              Period from
                                         January 1, 1996       Inception
                                              Through            Through          Year Ended December 31,
                                          November 27,       December 31,    -------------------------------
                                              1996              1996             1997                1998
                                          ---------------    -------------   -------------        ----------
       U.S...........................      $    134             $   (300)       $  (1,823)        $   (362)
       Non-U.S.......................        (1,395)                 337           (1,276)           5,206
                                           --------             --------        ---------         --------

                                           $ (1,261)            $     37        $  (3,099)        $  4,844
                                           ========             ========        =========         ========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


9.  INCOME TAXES - (CONTINUED)

     The provision for income taxes consisted of:

                                           Predecessor
                                             Company                           The Company
                                        ----------------     --------------------------------------------
                                                              Period from
                                         January 1, 1996       Inception
                                              Through            Through          Year Ended December 31,
                                            November 27,     December 31,        ------------------------
                                               1996                1996             1997           1998
                                         ----------------    --------------      --------         -------

       Current:
          U.S........................       $  215               $  -             $ (128)          $    -
          State......................          (25)                 -                (42)               -
          Non-U.S....................         (487)                 (132)           (610)             (320)
                                            ------               -------          ------           -------

                                              (297)                (132)            (780)             (320)
                                            ------               ------           ------           -------
       Deferred:
          U.S........................         (332)                 -                -                  -
                                            ------               ------           ------           -------

                Total provision             $ (629)              $ (132)          $ (780)          $  (320)
                                            ======               ======           ======           =======

     The components of the deferred income tax provision relate primarily to book versus tax differences in computing depreciation expense.

     A reconciliation of income taxes at the U.S. statutory rate of 35% to the Company's provision for income taxes follows:


                                                 Predecessor
                                                   Company                          The Company
                                               ---------------    ---------------------------------------------
                                                                   Period from
                                               January 1, 1996      Inception
                                                   Through           Through           Year Ended December 31,
                                                 November 27,      December 31,    ----------------------------
                                                     1996              1996              1997            1998
                                                     ----              ----              ----            ----
Income (loss) before income taxes and
   preferred stock dividends....................    $(1,261)          $   37            $(3,099)       $ 4,844
                                                    -------           ------            -------        -------


Tax (provision) benefit at U.S. statutory rate..        440               (13)            1,085          (1,695)
State income taxes..............................       -                 -                 (14)             -
Non-U.S. tax rate differential and losses
   without tax benefit..........................    (1,069)              (77)           (1,851)          1,375

Other, net......................................       -                 (42)              -                -
                                                    ------            ------            ------         ------

                                                    $ (629)           $ (132)           $ (780)        $  (320)
                                                    ======            ======            ======         =======

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


9.  INCOME TAXES - (CONTINUED)

     For 1996, the Company's effective tax rate exceeds the foreign tax statutory rates as a result of Canadian large corporation tax and losses incurred by certain subsidiaries for which the Company has not recognized any benefit.

     The principal temporary differences included on the balance sheets net of effective tax rates are:

                                                             The Company
                                                     ---------------------------
                                                     December 31,   December 31,
                                                         1997           1998
                                                         ----           ----

     Net operating loss and ITC carryforwards......   $   30,054     $   28,080
     Valuation allowance...........................      (30,054)       (28,080)
                                                      ----------     ----------

                                                      $     -        $    -
                                                      ==========     ==========

     The Company's net deferred tax assets primarily relate to Canadian investment tax credits and net operating loss carryforwards. The Company has provided a full valuation allowance against these tax assets, because it is not certain that the deferred tax assets will be utilized in the future.

     The Company's Canadian subsidiaries are subject to a federal large corporation tax based on 0.225% of the subsidiaries' total equity. As of April 1, 1997, Nova Scotia enacted a provincial capital tax based on 0.25% of the subsidiaries' total equity (prorated to 0.1888% for the 1997 calendar year). The Company's Canadian subsidiaries have benefited from net operating tax loss and investment tax credit carryforwards which expire in various amounts through 2005 and 2003, respectively. The net operating tax loss carryforwards available to offset Canadian taxable income at December 31, 1997 and 1998 were $59,483 and $55,097, respectively. The investment tax credit carryforward available to reduce Canadian income taxes was $7,302 at December 31, 1997 and 1998.

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989 and concluding on December 31, 2000. This agreement requires a subsidiary of the Company to pay a 2% rate on taxable income, as defined, or a minimum payment of 500 Netherlands Antilles guilders ($282). This agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. At December 31, 1998, the amount available to offset future tax liability under the agreement was approximately $1,412. Currently, the subsidiary is negotiating a new agreement with the governments of the Netherlands Antilles and St. Eustatius that will be effective from January 1, 1998, through December 31, 2010, with extension provisions to 2015.

     Certain of the Company's Netherlands Antilles subsidiaries are not part of the Free Zone and Profit Tax Agreement and, accordingly, pay Netherlands Antilles federal income tax at an effective tax rate of up to 45%. Approximately $67 and $28 of profit tax is included in the Netherlands Antilles tax provision for the periods ended December 31, 1997 and December 31, 1998, respectively.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)



10.  RELATED PARTY TRANSACTIONS

     Prior to November 27, 1996, the Predecessor Company engaged in various related-party transactions with Praxair, CBI and their affiliates. Advances consisted principally of funds loaned by Praxair/CBI for disbursements, debt service and dividends offset by the transfer of the Predecessor Company's excess cash. The advances were non-interest-bearing and did not have a specified maturity date.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


10.  RELATED PARTY TRANSACTIONS - (CONTINUED)

     The Predecessor Company regularly contracted with affiliates of CBI for the construction and expansion of its facilities and for certain repair and maintenance work. During the period ended November 27, 1996, $4,828 was paid to Praxair or CBI affiliates for these activities related to its property and equipment. It is not possible to determine whether the results of operations and financial position of the Predecessor Company would be significantly different had the Predecessor Company contracted with independent third parties for its construction, expansion, repair and maintenance needs.

     Praxair and CBI directly allocated certain corporate administrative services to the Predecessor Company including certain legal services, risk management, tax advice and return preparation, employee benefit administration, cash management and other services. During the period ended November 27, 1996, $138 was paid for these direct and indirect administrative services. All intercompany balances owed to Praxair, CBI and their affiliates were fully paid in connection with the Acquisition.

     The Parent entered into a ten-year management agreement with Castle Harlan, Inc., to pay an annual management fee of $1,350, plus out-of-pocket expenses, for advisory and strategic planning services subject to certain conditions. In the event the net proceeds from the sale of the M/V Statia Responder exceed a specified threshold, Castle Harlan, Inc. may be entitled to a payment of up to $1,000. This agreement terminates upon a change in control.

     During 1997 and 1998, Statia declared and paid dividends to the Parent of $2,700 and $1,500, respectively, to cover the management fee and related expenses for the periods from November 27, 1996 to November 27, 1998 and from November 27, 1998 to November 27, 1999, respectively.

11.  COMMITMENTS AND CONTINGENCIES

   Environmental, Health and Safety Matters

     In connection with the Castle Harlan Acquisition, studies were undertaken by and for Praxair to identify potential environmental, health and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper, Nova Scotia, Canada facility. Praxair has agreed to pay for certain of these environmental costs subject to certain limitations. Praxair has paid approximately $2,300 during the period from November 27, 1996 to December 31, 1998 related to such costs. Based on investigations conducted and information available to date, the potential cost of additional remediation and compliance is estimated at $10,000, substantially all of which the Company believes is the responsibility of Praxair per the Castle Harlan Acquisition agreement. The Company has also identified certain other environmental, health and safety costs not covered by the agreement with Praxair for which $1,500 was accrued in 1996 ($10 of which has been expended through December 31, 1998). The Company believes that these environmental, health and safety costs, subject to reimbursements from Praxair, will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


11.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

   Litigation

     Global Petroleum Corp. ("Global") brought an action against the Company in December 1993 in the Supreme Court of Nova Scotia seeking the release of certain petroleum products owned by Global that the Company was holding to secure the payment of certain invoices. Global secured the release of the products by posting a $2,000 bond. Global claims damages of $1,200 for breach of contract and the Company counter-claimed for breach of contract and payment of approximately $2,000 of unpaid invoices for product storage and other service. In April 1996, Global, Scotia Synfuels Limited and their related companies brought suit against CBI and the Company in the Supreme Court of Nova Scotia alleging damages in the amount of $100,000 resulting from misrepresentation, fraud and breach of fiduciary duty associated with the reactivation of the Point Tupper facility and the sale of their shares in Point Tupper Terminals Company, a predecessor to Statia Canada, to an affiliate of the Company and CBI.

     In May 1994, the U.S. Department of Justice brought an action in the U.S. District Court for the District of the Virgin Islands against Statia Terminals, Inc. and Statia Terminals, N.V. for $3,600 of pollution clean-up costs in connection with the discharge of oil into the territorial waters of the U.S. Virgin Islands and Puerto Rico by a barge that had been loaded by Statia Terminals, N.V. at St. Eustatius but was not affiliated with the Company. On April 16, 1998, the U.S. District Court ruled that it lacked jurisdiction over Statia Terminals, N.V. and dismissed it from the case.

     The Company believes the allegations made in these proceedings are factually inaccurate and intends to vigorously contest these claims. In connection with the Castle Harlan Acquisition, Praxair agreed to indemnify the Company against damages relating to the foregoing proceedings. While no estimates can reasonably be made of any ultimate liability at this time, the Company believes the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company is involved in various other claims and litigation arising in the normal course of its business. Based upon analysis of legal matters and discussions with legal counsel, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

   Other Accrued Expenses

     A summary of other accrued expenses consists of the following as of December 31:

                                                         1997            1998
                                                         ----            ----

    Personnel and related costs...............         $  2,296        $   2,835
    Professional fees.........................            1,079            1,175
    Environmental expenses....................            1,500            1,490
    Other.....................................            2,712            2,939
                                                       --------        ---------

                                                       $  7,587        $   8,439
                                                       ========        =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


12. SEGMENT INFORMATION

     The Company is organized around several different factors the most significant of which are products and services and geographic location. The Company's primary products and services are bunker and bulk product sales and terminaling services (consisting of storage, throughput, dock charges, emergency response fees and other terminal charges).

     The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each division are earnings before interest, taxes, depreciation, amortization and certain unallocated profits and losses ("Internal EBITDA") and earnings before interest, taxes and certain unallocated profits and losses ("Internal EBIT").

     The following information is provided for the Company's bunker and bulk products sales and terminaling services segments:

                                                            Predecessor
                                                              Company                        The Company
                                                          ---------------   ------------------------------------------
                                                                              Period from
                                                          January 1, 1996      Inception
                                                              Through           Through        Year Ended December 31,
                                                            November 27,     December 31,    --------------------------
                                                                1996             1996             1997           1998
                                                          ---------------    --------------  ------------    ----------
REVENUES:
   Terminaling services..............................         $ 44,119           $ 5,693        $  53,165     $  66,625
   Bunker and bulk product sales.....................           96,879             9,263           89,334        70,137
                                                              --------           -------        ---------     ---------

         Total.......................................         $140,998           $14,956        $ 142,499     $ 136,762
                                                              ========           =======        =========     =========

INTERNAL EBITDA:
   Terminaling services..............................         $ 15,037           $ 2,351        $  20,450     $  31,209
   Bunker and bulk product sales.....................            3,277                14            2,699         2,965
                                                              --------           -------        ---------     ---------
         Total.......................................         $ 18,314           $ 2,365        $  23,149     $  34,174
                                                              ========           =======        =========     =========

DEPRECIATION AND AMORTIZATION EXPENSE:
   Terminaling services..............................         $  8,832           $   868        $  10,093     $  10,923
   Bunker and bulk product sales.....................              541                66              818           498
                                                              --------           -------        ---------     ---------
         Total.......................................         $  9,373           $   934        $  10,911     $  11,421
                                                              ========           =======        =========     =========

INTERNAL EBIT:
   Terminaling services..............................         $  6,205           $ 1,483        $  10,357     $  20,286
   Bunker and bulk product sales.....................            2,736               (52)           1,881         2,467
                                                              --------           -------        ---------     ---------
         Total.......................................         $  8,941           $ 1,431        $  12,238     $  22,753
                                                              ========           =======        =========     =========

CAPITAL EXPENDITURES:
   Terminaling services..............................         $ 12,868           $ 1,147        $   4,735     $   8,274
   Bunker and bulk product sales.....................            1,234               -                 58         1,212
   Other unallocated.................................              388                56              549         1,228
                                                              --------           -------        ---------     ---------
         Total.......................................         $ 14,490           $ 1,203        $   5,342     $  10,714
                                                              ========           =======        =========     =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


12.  SEGMENT INFORMATION - (CONTINUED)

                                                           December 31,
                                                      ------------------------
                                                       1997            1998
                                                       ----            ----
ASSETS:
   Terminaling services..........................     $ 220,591      $ 208,642
   Bunker and bulk product sales.................         8,964         12,058
   Unallocated assets............................        14,673         22,478
                                                      ---------      ---------

                                                      $ 244,228      $ 243,178
                                                      =========      =========

     A reconciliation of Internal EBIT to the Company's income (loss) before provision for income taxes and preferred stock dividends is as follows:

                                                 Predecessor
                                                   Company                          The Company
                                               ---------------    ----------------------------------------------
                                                                   Period from
                                               January 1, 1996      Inception
                                                   Through           Through            Year Ended December 31,
                                                 November 27,      December 31,       --------------------------
                                                     1996              1996             1997             1998
                                               ---------------     ------------       --------         ---------
Internal EBIT..............................         $8,941            $1,431          $ 12,238           $22,753
Unallocated operating and administrative
   expenses................................           (472)              100               167              (905)
Interest expense excluding debt cost
   amortization expense....................         (9,787)           (1,525)          (15,963)          (15,940)
Interest income............................             57                31               459               588
Loss on sale of Statia Terminals Southwest,
   Inc.....................................            -                 -                 -              (1,652)
                                                    -------           ------          --------           -------
Income (loss) before provision for income
taxes and preferred stock dividends........         $(1,261)          $   37          $ (3,099)          $ 4,844
                                                    =======           ======          ========           =======

     The following information is provided with respect to the geographic operations of the Company:


                                                 Predecessor
                                                   Company                                 The Company
                                               ---------------   ----------------------------------------------
                                                                   Period from
                                               January 1, 1996      Inception
                                                   Through           Through           Year Ended December 31,
                                                 November 27,     December 31,       --------------------------
                                                     1996             1996              1997            1998
                                               ---------------    -------------      ---------        ---------
REVENUES:
   Caribbean................................       $126,557           $13,194        $ 122,042        $ 114,091
   Canada                                            11,724             1,631           18,586           21,058
   United States............................          2,717               131            1,871            1,613
                                                   --------           -------        ---------        ---------
         Total revenue......................       $140,998           $14,956        $ 142,499        $ 136,762
                                                   ========           =======        =========        =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


12.  SEGMENT INFORMATION - (CONTINUED)

                                                             December 31,
                                                       -------------------------
                                                        1997             1998
                                                        ----             ----
LONG-TERM ASSETS:
   Caribbean......................................     $185,702        $ 183,873
   Canada.........................................       29,826           29,170
   United States..................................        8,662            1,672
                                                       --------        ---------

                                                       $224,190        $ 214,715
                                                       ========        =========

   Significant Customers

     The Company presently has long term storage and throughput contracts with Bolanter Corporation N.V. (an affiliate of Saudi Aramco) and a subsidiary of Tosco Corporation which expire in 2000 and 1999, respectively. The Company also derives revenues from parties unaffiliated with either Saudi Aramco or Tosco, because of the movement of Saudi Aramco and Tosco products through the Company's terminals. Additionally, the Company sells bunker fuels to another affiliate of Saudi Aramco at its St. Eustatius facility.

     The following table sets forth such revenues as a percentage of our total revenue:

                                                     Predecessor
                                                       Company                         The Company
                                                    -------------    ---------------------------------------------
                                                      January 1,      Period from
                                                         1996          Inception
                                                       Through          Through            Year Ended December 31,
                                                     November 27,     December 31,        ------------------------
                                                         1996             1996             1997              1998
                                                     ------------     ------------        ------            ------
Saudi Aramco-related revenues:
   Storage and throughput contract...........             6.2%             5.9%             7.0%             7.4%
   Unaffiliated third parties................            11.7              7.7              6.4              7.7
   Bunker sales..............................             1.7              2.2              2.1              1.5
                                                         ----            -----             ----             ----

         Total...............................            19.6%            15.8%            15.5%            16.6%
                                                         ====            =====             ====             ====

Tosco-related revenues:
   Storage and throughput contract...........             4.1%             3.2%             6.9%             7.1%
   Unaffiliated third parties................             1.3              4.7              3.9              1.9
   Bunker sales..............................             0.6              0.8              0.1              0.0
                                                         ----            -----             ----             ----

         Total...............................             6.0%             8.7%            10.9%             9.0%
                                                         ====            =====             ====             ====


         Although the Company has long-standing relationships and long-term contracts with these customers, if such long-term contracts were not renewed or replaced at the end of their terms, or if the Company otherwise lost any significant portion of its revenues from these two customers, such non-renewal/replacement or loss could have a material adverse effect on the Company's business, financial condition and ability to pay dividends. The Company also has long-term contracts with other key

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


12.  SEGMENT INFORMATION - (CONTINUED)

customers, and there can be no assurance that these contracts will be renewed at the end of their terms or that the Company will be able to enter into other long-term contracts on terms favorable to it, or at all.

     No other customer accounted for more than 10% of the Predecessor Company's or the Company's total revenues in 1996, 1997 or 1998.

13. LOSS ON SALE OF STATIA TERMINALS SOUTHWEST, INC.

     On July 29, 1998, the Company sold Statia Terminals Southwest, Inc. ("Southwest") for $6,500 in cash resulting in net proceeds of approximately $6,150. The Company retained certain of the pre-closing assets and liabilities of Southwest consisting primarily of accounts receivable and accrued expenses and agreed to indemnify the purchaser for certain contingent legal and environmental matters up to a maximum of $500 through July 29, 1999. No provision has been made in the Company's financial statements for these contingent matters as management believes it is not probable the Company will ever be required to provide such indemnification. The net book value of the assets and liabilities sold on July 29, 1998, was $7,802. The loss on the disposition of Southwest of $1,652 is included in gain (loss) on sale of property and equipment since substantially all of the value of Southwest was originally recorded in this account when the Company was acquired.

     In conjunction with the sale of Southwest, $10,000 representing the original estimated fair value of the facility was reclassified from stockholder's equity subject to reduction to additional paid-in capital. A restricted payment of $6,150 representing the net proceeds from the sale of Southwest was made to the Parent and used by the Parent to redeem a portion of its Series D Preferred Stock.

14.  RETIREMENT PLANS

   The Predecessor Company

     For United States citizens, the Predecessor Company participated in a defined benefit plan, certain contributory plans, an employee stock ownership plan and other plans sponsored by CBI/Praxair. The Predecessor Company paid CBI its proportionate share of the contributions to these plans amounting to $246 for the period ended November 27, 1996. As a result of the Castle Harlan Acquisition, the Company's participation in these plans ceased. In addition, for certain foreign nationals residing in the Netherlands Antilles, the Predecessor Company sponsored a government guaranteed pension plan.

   The Company

     The Company maintains an employee savings plan in accordance with Section 401(k) of the Internal Revenue Code. This plan covers all of the Company's full-time U.S. employees and allows employees to contribute up to the lesser of 15% of eligible compensation or $9,500 for the 1998 calendar year. The Company currently matches at a 50% rate up to 8% of an employee's base salary, and the employer may contribute, on a discretionary basis, up to 1% of an employee's base salary per quarter. Amounts charged

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


14.  RETIREMENT PLANS - (CONTINUED)

to expense for matching and discretionary contributions for the year ended December 31, 1998 were $136 and $178, respectively. In addition, for certain employees residing in the Netherlands Antilles and Canada, the Company sponsors certain pension plans. Amounts charged to expense for these plans are not significant.

15.  VALUATION AND QUALIFYING ACCOUNTS

     The table below summarizes the activity in the accounts receivable valuation account for the periods indicated below:

                                                Balance,        Charges         Deductions,        Balance,
                                               Beginning          to            Write-offs,         End of
                                               of Period        Expense        Net and Other        Period
                                               ---------        -------        -------------        ------
Trade Accounts Receivable-
   For the period ended
     November 27, 1996                           $  645            406              (273)               778

   For the period ended
     December 31, 1996                              778            -                  (9)               769

   For the year ended
     December 31, 1997                              769             11                50                830

   For the year ended
     December 31, 1998                              830             72              (117)               785


16.   SUBSEQUENT EVENT (UNAUDITED)

     On February 12, 1999, the Parent filed documents with the Securities and Exchange Commission to sell 7.6 million of its common shares (exclusive of an over allotment option available to underwriters for an additional 760,000 shares) in its initial equity public offering. The offering price is expected to be between $19.50 and $20.50 per share, raising gross proceeds of approximately $152,000 (approximately $167,000 if the over allotment option is fully exercised). A portion of the proceeds of the offering will be used to redeem approximately 25% (approximately 35% if the over allotment option is fully exercised) of the 11-3/4% Notes co-issued by Statia and Statia Terminals Canada, Incorporated.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


17.  CONDENSED COMBINING FINANCIAL STATEMENTS BY JURISDICTION

     The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of Statia, other than Statia Terminals Canada, Incorporated, which is a co-obligor on the Notes. Each of the subsidiary guarantors is, directly or indirectly, wholly owned by Statia. The Company has certain inactive, non-guaranteeing subsidiaries which are inconsequential, individually and in the aggregate, and which have no assets, liabilities or operations and are in process of being dissolved by the Company. The following condensed combining financial data illustrates the composition of the Company's subsidiary guarantors, combined by jurisdiction. The enforceability of the guarantees may be affected differently under the laws of the applicable jurisdictions. Separate financial statements of the subsidiaries, other than Statia Terminals Canada, Incorporated and Statia Terminals N.V., are not presented because management of the Company has determined that they are not material to investors.

     During the quarter ended September 30, 1998 and as a result of the sale of Southwest, the Company liquidated its subsidiary Statia Delaware Holdco II, Inc. ("Holdco") which was the parent company of Southwest and Statia Terminals New Jersey, Inc. ("New Jersey"). The Company's investment in New Jersey was transferred to another subsidiary , Statia Terminals Delaware, Inc. The remaining balances of Holdco were transferred to its parent company, Statia. Holdco had been included in the consolidation of United States entities.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1998

                       CONDENSED COMBINING BALANCE SHEET
                               December 31, 1997

                             (Dollars in thousands)

                                                                                             Guaranteeing Subsidiaries
                                                                             --------------------------------------------------
                                                                             Statia Terminals                       Netherlands
                                                                               Canada, Inc.          Statia           Antilles
                                                         Statia Terminals      (Includes All       Terminals         Other Than
                                                        International N.V.       Canadian             N.V.             Statia
                        ASSETS                           (Unconsolidated)        Entities)        Consolidated     Terminals N.V.
                                                         ----------------    ---------------      ------------     --------------
CURRENT ASSETS:
   Cash and cash equivalents                                  $     1             $  1,241         $   4,593         $      21
   Accounts receivable, net                                      -                   1,961            10,148                 1
   Inventory, net                                                -                     533               714             -
   Other current assets                                          -                      57                78                 1
                                                              -------             --------         ---------         ---------
           Total current assets                                     1                3,792            15,533                23

PROPERTY AND EQUIPMENT, net                                      -                  28,651           178,788             1,215

INVESTMENT IN SUBSIDIARIES                                     78,915                 -                -                76,606

OTHER NONCURRENT ASSETS, net                                     -                   1,174             4,321                 1
                                                              -------             --------         ---------         ---------

           Total assets                                       $78,916             $ 33,617         $ 198,642         $  77,845
                                                              =======             ========         =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                   $   172             $  3,121         $  11,730         $      71
   Payable to (receivable from) affiliates                    (13,082)                 288             5,514              (664)
                                                              -------             --------         ---------         ---------
           Total current liabilities                          (12,910)               3,409            17,244              (593)

LONG-TERM DEBT                                                   -                  28,060           106,940             -
                                                              -------             --------         ---------         ---------

           Total liabilities                                  (12,910)              31,469           124,184              (593)
                                                              -------             --------         ---------         ---------

STOCKHOLDERS' EQUITY SUBJECT TO                                20,000                 -               10,000             -
   REDUCTION

STOCKHOLDERS' EQUITY:
   Common stock                                                     6                 -               19,395                12
   Additional paid-in capital                                  78,494                2,266            46,847            79,876
   Retained earnings (deficit)                                 (6,674)                (118)           (1,784)           (1,450)
                                                              -------             --------         ---------         ---------
           Total stockholders' equity                          71,826                2,148            64,458            78,438
                                                              -------             --------         ---------         ---------

           Total liabilities and stockholders' equity         $78,916             $ 33,617         $ 198,642         $  77,845
                                                              =======             ========         =========         =========

                                                                      Reclassifications
                                                           United            and           Consolidated
                        ASSETS                             States       Eliminations          Total
                                                           ------       ------------       ------------
CURRENT ASSETS:
   Cash and cash equivalents                              $    227        $   -             $   6,083
   Accounts receivable, net                                    329            -                12,439
   Inventory, net                                             -               -                 1,247
   Other current assets                                        133            -                   269
                                                          --------        ---------         ---------
           Total current assets                                689            -                20,038

PROPERTY AND EQUIPMENT, net                                  9,875            -               218,529

INVESTMENT IN SUBSIDIARIES                                     205         (155,726)             -

OTHER NONCURRENT ASSETS, net                                   165            -                 5,661
                                                          --------        ---------         ---------

           Total assets                                   $ 10,934        $(155,726)        $ 244,228
                                                          ========        =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities               $  2,250        $   -             $  17,344
   Payable to (receivable from) affiliates                  (1,998)          10,000                58
                                                          --------        ---------         ---------
           Total current liabilities                           252           10,000            17,402
LONG-TERM DEBT                                                -               -               135,000
                                                          --------        ---------         ---------

           Total liabilities                                   252           10,000           152,402
                                                          --------        ---------         ---------

STOCKHOLDERS' EQUITY SUBJECT TO                             10,000          (20,000)           20,000
   REDUCTION

STOCKHOLDERS' EQUITY:
   Common stock                                                  1          (19,408)                6
   Additional paid-in capital                                3,000         (131,989)           78,494
   Retained earnings (deficit)                              (2,319)           5,671            (6,674)
                                                          --------        ---------         ---------
           Total stockholders' equity                          682         (145,726)           71,826
                                                          --------        ---------         ---------

           Total liabilities and stockholders' equity     $ 10,934        $(155,726)        $ 244,228
                                                          ========        =========         =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1998

                       CONDENSED COMBINING BALANCE SHEET
                               December 31, 1998

                             (Dollars in thousands)

                                                                                            Guaranteeing Subsidiaries
                                                                             ---------------------------------------------------
                                                                             Statia Terminals                       Netherlands
                                                                               Canada, Inc.          Statia           Antilles
                                                         Statia Terminals      (Includes All       Terminals         Other Than
                                                        International N.V.       Canadian             N.V.             Statia
                        ASSETS                           (Unconsolidated)        Entities)        Consolidated     Terminals N.V.
                                                         ----------------    ----------------     ------------     --------------
CURRENT ASSETS:
   Cash and cash equivalents                                  $    44             $  4,409         $   9,037         $      39
   Accounts receivable, net                                      -                   2,243             7,640                 1
   Inventory, net                                                -                     323             4,205             -
   Other current assets                                          -                      54                31             -
                                                              -------             --------         ---------         ---------
           Total current assets                                    44                7,029            20,913                40

PROPERTY AND EQUIPMENT, net                                      -                  28,192           177,241             1,080

INVESTMENT IN SUBSIDIARIES                                     81,947                 -                -                82,084

OTHER NONCURRENT ASSETS, net                                     -                     979             3,597                 1
                                                              -------             --------         ---------         ---------

           Total assets                                       $81,991             $ 36,200         $ 201,751         $  83,205
                                                              =======             ========         =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                   $   439             $  4,984         $  12,934         $     122
   Payable to (receivable from) affiliates                     (7,148)              (2,305)            5,256              (762)
                                                              -------             --------         ---------         ---------
           Total current liabilities                           (6,709)               2,679            18,190              (640)

LONG-TERM DEBT                                                   -                  28,060           106,940             -
                                                              -------             --------         ---------         ---------

           Total liabilities                                   (6,709)              30,739           125,130              (640)
                                                              -------             --------         ---------         ---------
STOCKHOLDERS' EQUITY:
   Preferred stock                                               -                    -                -                     7
   Common stock                                                     6                 -               19,395                12
   Additional paid-in capital                                  92,344                2,266            56,914            80,352
   Retained earnings (deficit)                                 (3,650)               3,195               312             3,474
                                                              -------             --------         ---------         ---------
           Total stockholders' equity                          88,700                5,461            76,621            83,845
                                                              -------             --------         ---------         ---------

           Total liabilities and stockholders' equity         $81,991             $ 36,200         $ 201,751         $  83,205
                                                              =======             ========         =========         =========

                                                                     Reclassifications
                                                          United            and           Consolidated
                        ASSETS                            States       Eliminations          Total
                                                          ------     -----------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                             $    344        $   -             $  13,873
   Accounts receivable, net                                     6            -                 9,890
   Inventory, net                                            -               -                 4,528
   Other current assets                                        87            -                   172
                                                         --------        ---------         ---------
           Total current assets                               437            -                28,463

PROPERTY AND EQUIPMENT, net                                 3,457            -               209,970

INVESTMENT IN SUBSIDIARIES                                    318         (164,349)             -

OTHER NONCURRENT ASSETS, net                                  168            -                 4,745
                                                         --------        ---------         ---------

           Total assets                                  $  4,380        $(164,349)        $ 243,178
                                                         ========        =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities              $  1,274        $      (2)        $  19,751
   Payable to (receivable from) affiliates                  4,686            -                  (273)
                                                         --------        ---------         ---------
           Total current liabilities                        5,960               (2)           19,478

LONG-TERM DEBT                                               -               -               135,000
                                                         --------        ---------         ---------

           Total liabilities                                5,960               (2)          154,478
                                                         --------        ---------         ---------
STOCKHOLDERS' EQUITY:
   Preferred stock                                           -                  (7)             -
   Common stock                                              -             (19,407)                6
   Additional paid-in capital                                 300         (139,832)           92,344
   Retained earnings (deficit)                             (1,880)          (5,101)           (3,650)
                                                         --------        ---------         ---------
           Total stockholders' equity                      (1,580)        (164,347)           88,700
                                                         --------        ---------         ---------

           Total liabilities and stockholders' equity    $  4,380        $(164,349)        $ 243,178
                                                         ========        =========         =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1998

                             (Dollars in thousands)

                      CONDENSED COMBINING INCOME STATEMENT
              For the Period January 1, 1996 to November 27, 1996

                                                                                                      Reclassifications
                                                                          Netherlands                        And        Consolidated
                                                                Canada      Antilles    United States   Eliminations        Total
                                                                ------    -----------   -------------   ------------    ------------
REVENUES                                                      $ 11,831    $  126,209       $  8,220        $ (5,262)     $  140,998

COST OF SERVICES AND PRODUCTS SOLD                              10,557       116,992          2,831            (465)        129,915
                                                              --------    ----------       --------        --------      ----------

           Gross profit                                          1,274         9,217          5,389          (4,797)         11,083

ADMINISTRATIVE EXPENSES                                          2,489         4,425          6,165          (4,797)          8,282
                                                              --------    ----------       --------        --------      ----------

           Operating income                                     (1,215)        4,792           (776)           -              2,801

GAIN ON DISPOSITION OF PROPERTY AND
  EQUIPMENT                                                        -             (68)           -              -                (68)


INTEREST EXPENSE                                                 3,667           520            -              -              4,187

INTEREST INCOME                                                     18            38              1            -                 57
                                                              --------    ----------       --------        --------      ----------

           Income (loss) before provision for income taxes
              and preferred stock dividends                     (4,864)        4,378           (775)           -             (1,261)

PROVISION FOR INCOME TAXES                                         332           156            141            -                629
                                                              --------    ----------       --------        --------      ----------

           Income (loss) before preferred stock dividends       (5,196)        4,222           (916)           -             (1,890)

PREFERRED STOCK DIVIDENDS                                          792          -               -              -                792
                                                              --------    ----------       --------        --------      ----------

           Net income (loss) available to
              common stockholder                              $ (5,988)   $    4,222       $   (916)       $   -         $   (2,682)
                                                              ========    ==========       ========        ========      ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1998

                             (Dollars in thousands)

                      CONDENSED COMBINING INCOME STATEMENT
             For the Period November 27, 1996 to December 31, 1996

                                                            Statia Canada
                                          Statia Terminals  (Includes All                             Reclassifications
                                         International N.V.   Canadian     Netherlands                       And        Consolidated
                                          (Unconsolidated)    Entities)      Antilles   United States   Eliminations        Total
                                          ----------------    ---------      --------   -------------   ------------    ------------
REVENUES                                       $  -           $   1,631      $ 13,194      $  840           $ (709)       $  14,956

COST OF SERVICES AND PRODUCTS SOLD                 50             1,495        10,977         452              (50)          12,924
                                               ------         ---------      --------      ------           -------       ---------

       Gross profit                               (50)              136         2,217         388             (659)           2,032

ADMINISTRATIVE EXPENSES                           -                 146           240         686             (659)             413
                                               ------         ---------      --------      ------           ------        ---------

       Operating income                           (50)              (10)        1,977        (298)             -              1,619

INTEREST EXPENSE                                  -                 336         1,277         -                -              1,613

INTEREST INCOME                                   -                   2            29         -                -                 31
                                               ------         ---------      --------      ------           ------        ---------

       Income (loss) before provision
          for income taxes and preferred
          stock dividends                         (50)             (344)          729        (298)             -                 37

PROVISION FOR INCOME TAXES                        -                  18           114         -                -                132
                                               ------         ---------      --------      ------           ------        ---------

       Income (loss) before preferred
          stock dividends                         (50)             (362)          615        (298)             -                (95)

PREFERRED STOCK DIVIDENDS                          45             -              -            -                (45)            -
                                               ------         ---------      --------      ------           ------        ---------

       Net income (loss) available to
          common stockholder                   $  (95)        $    (362)     $    615      $ (298)          $   45        $     (95)
                                               ======         =========      ========      ======           ======        =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1998

                             (Dollars in thousands)

                      CONDENSED COMBINING INCOME STATEMENT
                      For the Year Ended December 31, 1997

                                                                                Guaranteeing Subsidiaries
                                                                   ------------------------------------------------------------
                                                                   Statia Terminals                   Netherlands
                                                                     Canada, Inc.                       Antilles
                                               Statia Terminals      (Includes All       Statia        Other Than
                                              International N.V.       Canadian        Terminals         Statia          United
                                               (Unconsolidated)        Entities)          N.V.       Terminals N.V.      States
                                               ----------------    ----------------    ---------     --------------      ------
REVENUES                                            $   -               $  18,892       $ 122,624       $   490         $  8,523

COST OF SERVICES AND PRODUCTS SOLD                      -                  12,868         107,820           566            4,393
                                                    ---------           ---------       ---------       -------         --------

           Gross profit                                 -                   6,024          14,804           (76)           4,130

ADMINISTRATIVE EXPENSES                                   278               2,054           3,273             2            6,068
                                                    ---------           ---------       ---------       -------         --------

           Operating income                              (278)              3,970          11,531           (78)          (1,938)

GAIN ON DISPOSITION OF PROPERTY
  AND EQUIPMENT                                         -                    -               -              -               (109)

INTEREST EXPENSE                                        -                   3,507          13,356           -                 11

INTEREST INCOME                                            49                  28             365           -                 17
                                                    ---------           ---------       ---------       -------         --------

           Income (loss) before provision
              for income taxes                           (229)                491          (1,460)          (78)          (1,823)

PROVISION FOR INCOME TAXES                                 55                 247             281            10              187
                                                    ---------           ---------       ---------       -------         --------

           Net income (loss)                             (284)                244          (1,741)          (88)          (2,010)

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                                  (3,595)              -               -            (1,488)              (9)
                                                    ---------           ---------       ---------       -------         --------
           Net income (loss) available to
              common stockholder                    $  (3,879)          $     244       $  (1,741)      $(1,576)        $ (2,019)
                                                    =========           =========       =========       =======         ========

                                             Reclassifications
                                                    And           Consolidated
                                               Eliminations          Total
                                               ------------       ------------
REVENUES                                          $ (8,030)        $  142,499

COST OF SERVICES AND PRODUCTS SOLD                  (2,703)           122,944
                                                  --------         ----------

           Gross profit                             (5,327)            19,555

ADMINISTRATIVE EXPENSES                             (5,327)             6,348
                                                  --------         ----------

           Operating income                           -                13,207

GAIN ON DISPOSITION OF PROPERTY
  AND EQUIPMENT                                       -                  (109)

INTEREST EXPENSE                                      -                16,874

INTEREST INCOME                                       -                   459
                                                  --------         ----------

           Income (loss) before provision
              for income taxes                        -                (3,099)

PROVISION FOR INCOME TAXES                            -                   780
                                                  --------         ----------

           Net income (loss)                          -                (3,879)

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                                5,092              -
                                                  --------         ----------
           Net income (loss) available to
              common stockholder                  $  5,092         $   (3,879)
                                                  ========         ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1998

                             (Dollars in thousands)

                      CONDENSED COMBINING INCOME STATEMENT
                      For the Year Ended December 31, 1998


                                                                                      Guaranteeing Subsidiaries
                                                                   ------------------------------------------------------------
                                                                   Statia Terminals                   Netherlands
                                                                     Canada, Inc.                       Antilles
                                               Statia Terminals      (Includes All       Statia        Other Than
                                              International N.V.       Canadian        Terminals         Statia          United
                                                (Unconsolidated)        Entities)          N.V.       Terminals N.V.      States
                                              ------------------   -----------------   ---------      --------------     -------
REVENUES                                            $   -               $  21,521       $ 113,275       $   548         $  9,953

COST OF SERVICES AND PRODUCTS SOLD                      -                  12,031          92,445           610            3,332
                                                    ---------           ---------       ---------       -------         --------

           Gross profit                                 -                   9,490          20,830           (62)           6,621

ADMINISTRATIVE EXPENSES                                   263               2,775           4,096             8            6,978
                                                    ---------           ---------       ---------       -------         --------

           Operating income                              (263)              6,715          16,734           (70)            (357)

LOSS ON DISPOSITION OF PROPERTY
  AND EQUIPMENT                                         -                    -               -              -              1,652

INTEREST EXPENSE                                        -                   3,506          13,342           -                  9

INTEREST INCOME                                         -                     104             485           -                  5
                                                    ---------           ---------       ---------       -------         --------

           Income (loss) before provision
              for income taxes                           (263)              3,313           3,877           (70)          (2,013)

PROVISION FOR INCOME TAXES                                 28               -                 281             8                3
                                                    ---------           ---------       ---------       -------         --------

           Net income (loss)                             (291)              3,313           3,596           (78)          (2,016)

EARNINGS (LOSS) FROM

   EQUITY INVESTMENTS                                   4,815               -               -             6,909              (24)
                                                    ---------           ---------       ---------       -------         --------

           Net income (loss) available to
              common stockholder                    $   4,524           $   3,313       $   3,596       $ 6,831         $ (2,040)
                                                    =========           =========       =========       =======         ========

                                               Reclassifications
                                                      And           Consolidated
                                                  Eliminations          Total
                                               -----------------    ------------
REVENUES                                            $ (8,535)        $  136,762

COST OF SERVICES AND PRODUCTS SOLD                    (1,730)           106,688
                                                    --------         ----------

           Gross profit                               (6,805)            30,074

ADMINISTRATIVE EXPENSES                               (6,805)             7,315
                                                    --------         ----------

           Operating income                             -                22,759

LOSS ON DISPOSITION OF PROPERTY
  AND EQUIPMENT                                         -                 1,652

INTEREST EXPENSE                                          (6)            16,851

INTEREST INCOME                                           (6)               588
                                                    --------         ----------

           Income (loss) before provision
              for income taxes                          -                 4,844

PROVISION FOR INCOME TAXES                              -                   320
                                                    --------         ----------

           Net income (loss)                            -                 4,524

EARNINGS (LOSS) FROM

   EQUITY INVESTMENTS                                (11,700)             -
                                                    --------         ----------

           Net income (loss) available to
              common stockholder                    $(11,700)        $    4,524
                                                    ========         ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1998

                             (Dollars in thousands)

                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
            For the Period From January 1, 1996 to November 27, 1996

                                                                                                    Reclassifications
                                                                         Netherlands                       And          Consolidated
                                                               Canada      Antilles   United States   Eliminations         Total
                                                             ----------  -----------  -------------   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net cash provided by (used in)
       operating activities        $  (7,625)    $ 16,111      $   (728)       $  1,350       $    9,108
                                                             ---------     --------      --------        --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                   -             111          -               -                 111
   Purchase of property and equipment                             (819)     (11,819)       (1,425)           (427)         (14,490)
   Buyout of First Salute Leasing L.P. assets                     -         (88,511)         -               -             (88,511)
                                                             ---------     --------      --------        --------       ----------
       Net cash used in investing activities                      (819)    (100,219)       (1,425)           (427)        (102,890)
                                                             ---------     --------      --------        --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common and preferred stock                             -             181             1            (182)            -
   Retirement of preferred stock                               (25,196)        -             -              6,619          (18,577)
   Increase (decrease) in advances from CBI                     99,823      108,695         2,609          (7,360)         203,767
   Bank borrowings                                              66,000         -             -               -              66,000
   Repayments of bank borrowings                              (132,400)        -             -               -            (132,400)
   Dividends paid to affiliates                                   (792)     (25,000)         -               -             (25,792)
                                                             ---------     --------      --------        --------       ----------
       Net cash provided by (used in) financing activities       7,435       83,876         2,610            (923)          92,998
                                                             ---------     --------      --------        --------       ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,009)        (232)          457            -                (784)

CASH AND CASH EQUIVALENTS, beginning balance                     1,207          301           (39)           -               1,469
                                                             ---------     --------      --------        --------       ----------

CASH AND CASH EQUIVALENTS, ending balance                    $     198     $     69      $    418        $   -          $      685
                                                             =========     ========      ========        ========       ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1998

                             (Dollars in thousands)

                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
             For the Period November 27, 1996 to December 31, 1996

                                                                     Statia Canada
                                                  Statia Terminals   (Includes All
                                                 International N.V.    Canadian       Netherlands                    Consolidated
                                                  (Unconsolidated)     Entities)        Antilles    United States        Total
                                                  ----------------    ----------        --------    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net cash provided by (used in)
           operating activities                     $      (149)      $    2,078        $    674       $   (378)      $    2,225
                                                    ------------      ----------        --------       ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                   -                  (306)           (882)           (15)          (1,203)
   Acquisition of Statia operations                    (143,233)         (27,655)          -             (3,073)        (173,961)
   Transaction costs                                     (7,582)          (1,990)          -               -              (9,572)
   Accrued transaction costs and purchase price           5,142            2,488           -                 73            7,703
                                                    -----------       ----------        --------       --------       ----------
         Net cash used in investing activities         (145,673)         (27,463)           (882)        (3,015)        (177,033)
                                                    -----------       -----------       --------       --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of 11-3/4% First Mortgage Notes             106,940           28,060           -               -             135,000
   Debt costs paid                                       (5,093)          (1,335)          -               -              (6,428)
   Issuance of common stock                              55,500             -              -               -              55,500
   Advance from (to) affiliates                          (4,460)            (486)          1,553          3,393            -
                                                    -----------       ----------        --------       --------       ----------
         Net cash provided by financing activities      152,887           26,239           1,553          3,393          184,072
                                                    -----------       ----------        --------       --------       ----------

INCREASE IN CASH AND CASH EQUIVALENTS                     7,065              854           1,345           -               9,264

CASH AND CASH EQUIVALENTS,
   beginning balance                                     -                  -              -               -               -
                                                    -----------       ----------        --------       --------       -----------

CASH AND CASH EQUIVALENTS,
   ending balance                                   $     7,065       $      854        $  1,345       $   -          $     9,264
                                                    ===========       ==========        ========       ========       ===========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1998

                             (Dollars in thousands)

                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1997


                                                                                              Guaranteeing Subsidiaries
                                                                       ------------------------------------------------------------
                                                                       Statia Terminals                   Netherlands
                                                                         Canada, Inc.                       Antilles
                                                   Statia Terminals      (Includes All       Statia        Other Than
                                                  International N.V.       Canadian        Terminals         Statia          United
                                                   (Unconsolidated)        Entities)          N.V.       Terminals N.V.      States
                                                  ------------------    ---------------    ---------     --------------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                               $  (4,364)          $ 2,232         $  19,231       $    507         $  922
                                                        ---------           -------         ---------       --------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment             -                    -              -                -              212
   Purchase of property and equipment                       -                  (954)           (3,654)           -             (834)
   Accrued transaction costs and purchase price             -                (2,488)           (5,142)           -              (73)
                                                        ---------           -------         ---------       --------         ------
           Net cash used in investing activities            -                (3,442)           (8,796)           -             (695)
                                                        ---------           -------         ---------       --------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                          (2,700)               -               (527)          (527)           -
   Advances from (to) affiliates                            -                 1,597            (6,619)           -              -
                                                        ---------           -------         ---------       --------         ------
           Net cash provided by (used in)
              financing activities                         (2,700)            1,597            (7,146)          (527)           -
                                                        ---------           -------         ---------       --------         ------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                        (7,064)              387             3,289            (20)           227

CASH AND CASH EQUIVALENTS,
   beginning balance                                        7,065               854             1,304             41              -
                                                        ---------           -------         ---------       --------         ------
CASH AND CASH EQUIVALENTS,
   ending balance                                       $       1           $ 1,241         $   4,593       $     21         $  227
                                                        =========           =======         =========       ========         ======

                                                      Reclassifications
                                                             And           Consolidated
                                                        Eliminations          Total
                                                      -----------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                                  $ (6,076)         $12,452
                                                           --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                (100)             112
   Purchase of property and equipment                           100           (5,342)
   Accrued transaction costs and purchase price                -              (7,703)
                                                           --------          -------
           Net cash used in investing activities               -             (12,933)
                                                           --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                             1,054           (2,700)
   Advances from (to) affiliates                              5,022              -
                                                           --------          -------
           Net cash provided by (used in)
              financing activities                            6,076           (2,700)
                                                           --------          -------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                            -              (3,181)

CASH AND CASH EQUIVALENTS,
   beginning balance                                           -               9,264
                                                           --------          -------
CASH AND CASH EQUIVALENTS,
   ending balance                                          $   -             $ 6,083
                                                           ========          =======

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1998

                             (Dollars in thousands)

                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1998

                                                                                              Guaranteeing Subsidiaries
                                                                       ------------------------------------------------------------
                                                                       Statia Terminals                   Netherlands
                                                                         Canada, Inc.                       Antilles
                                                   Statia Terminals      (Includes All       Statia        Other Than
                                                  International N.V.       Canadian        Terminals         Statia        United
                                                   (Unconsolidated)        Entities)          N.V.       Terminals N.V.    States
                                                   ----------------    -----------------   ---------     --------------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                               $    (307)          $ 5,952         $  10,962       $     56       $  2,869
                                                        ---------           -------         ---------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                       -                (1,305)           (6,619)           (38)        (2,752)
   Proceeds from sale of property and equipment             -                   118                 4            -            -
   Proceeds from sale of Statia Terminals
     Southwest, Inc.                                        6,500              -                -                -            -

   Dividends received                                       1,500              -                -              1,500          -
                                                        ---------           -------         ---------       --------       --------
           Net cash provided by (used in)
              investing activities                          8,000            (1,187)           (6,615)         1,462         (2,752)
                                                        ---------           -------         ---------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment to Parent                                       (6,150)             -                -                -            -
   Dividends paid                                          (1,500)             -               (1,500)        (1,500)         -
   Advances from (to) affiliates                            -                (1,597)            1,597            -            -
                                                        ---------           -------         ---------       --------       --------
           Net cash provided by (used in)
              financing activities                         (7,650)           (1,597)               97         (1,500)         -
                                                        ---------           -------         ---------       --------       --------
INCREASE IN CASH AND
   CASH EQUIVALENTS                                            43             3,168             4,444             18            117

CASH AND CASH EQUIVALENTS,
   beginning balance                                            1             1,241             4,593             21            227
                                                        ---------           -------         ---------       --------       --------

CASH AND CASH EQUIVALENTS,
   ending balance                                       $      44           $ 4,409         $   9,037       $     39       $    344
                                                        =========           =======         =========       ========       ========

                                                  Reclassifications
                                                         And           Consolidated
                                                    Eliminations          Total
                                                  -----------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                              $   -             $19,532
                                                       --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                      -             (10,714)
   Proceeds from sale of property and equipment            -                 122
   Proceeds from sale of Statia Terminals
     Southwest, Inc.                                       -               6,500

   Dividends received                                    (3,000)             -
                                                       --------          -------
           Net cash provided by (used in)
              investing activities                       (3,000)          (4,092)
                                                       --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment to Parent                                       -              (6,150)
   Dividends paid                                         3,000           (1,500)
   Advances from (to) affiliates                           -                 -
                                                       --------          -------
           Net cash provided by (used in)
              financing activities                        3,000           (7,650)
                                                       --------          -------
INCREASE IN CASH AND
   CASH EQUIVALENTS                                        -               7,790

CASH AND CASH EQUIVALENTS,
   beginning balance                                       -               6,083
                                                       --------          -------

CASH AND CASH EQUIVALENTS,
   ending balance                                      $   -             $13,873
                                                       ========          =======

                     Statia Terminals N.V. and Subsidiaries

                       Consolidated Financial Statements
                        as of December 31, 1997 and 1998
                         Together With Auditors' Report

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Managing Directors of
   Statia Terminals N.V. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Statia Terminals N.V. (a Netherlands Antilles corporation) and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income (loss) and retained earnings (deficit) and cash flows for the period from Inception through December 31, 1996 and for the years ended December 31, 1997 and 1998. We have also audited the related consolidated statements of income and retained earnings (deficit) and cash flows for the period from January 1, 1996 through November 27, 1996, of Statia Terminals N.V. ("Old Statia Terminals N.V." or the "Predecessor Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statia Terminals N.V. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the period from Inception through December 31, 1996 and for the years ended December 31, 1997 and 1998 and the results of the Predecessor Company's operations and its cash flows for the period from January 1, 1996 through November 27, 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
   February 1, 1999.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except share amounts)


                                                                                       December 31,
                                                                                ----------------------------
                                                                                  1997              1998
                                                                                ----------       -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $    4,593       $    9,037
   Accounts receivable-
     Trade, less allowance for doubtful accounts of
       $506 in 1997 and $503 in 1998                                                 9,104            6,668
     Other                                                                           1,044              972
   Inventory, net                                                                      714            4,205
   Prepaid expenses                                                                     78               31
                                                                                ----------       ----------
       Total current assets                                                         15,533           20,913

PROPERTY AND EQUIPMENT, net                                                        178,788          177,241

OTHER NONCURRENT ASSETS, net                                                         4,321            3,597
                                                                                ----------       ----------

       Total assets                                                             $  198,642       $  201,751
                                                                                ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $    7,056       $    6,634
   Accrued interest payable                                                          1,606            1,606
   Other accrued expenses                                                            3,068            4,761
   Payable to affiliates                                                             5,514            5,256
                                                                                ----------       ----------
       Total current liabilities                                                    17,244           18,257

LONG-TERM DEBT                                                                     106,940          106,940
                                                                                ----------       ----------

       Total liabilities                                                           124,184          125,197
                                                                                ----------       ----------

STOCKHOLDER'S EQUITY SUBJECT TO REDUCTION                                           10,000           -

STOCKHOLDER'S EQUITY:
   Common stock, $1 par value, 19,395,001 shares
     authorized, issued and outstanding                                             19,395           19,395
   Additional paid-in capital                                                       46,847           56,847
   Retained earnings (deficit)                                                      (1,784)             312
                                                                                ----------       ----------
       Total stockholder's equity                                                   64,458           76,554
                                                                                ----------       ----------

       Total liabilities and stockholder's equity                               $  198,642       $  201,751
                                                                                ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)

                             (Dollars in thousands)

      The Financial Statements of the Company and the Predecessor Company are not comparable in certain respects (See Note 1).

                                                         Predecessor
                                                           Company                           The Company
                                                      -----------------    -----------------------------------------------
                                                                            Period from
                                                       January 1, 1996       Inception
                                                           Through            Through           Year Ended December 31,
                                                          November 27,     December 31,       ----------------------------
                                                              1996              1996              1997             1998
                                                       ----------------    -------------      ----------        ----------

REVENUES                                                  $   125,978         $  12,936       $  122,624        $  113,275

COST OF SERVICES AND PRODUCTS SOLD                            116,640            10,905          107,820            92,445
                                                          -----------         ---------       ----------        ----------

              Gross profit                                      9,338             2,031           14,804            20,830

ADMINISTRATIVE EXPENSES                                         4,346               257            3,273             4,096
                                                          -----------         ---------       ----------        ----------

              Operating income                                  4,992             1,774           11,531            16,734

GAIN ON DISPOSITION OF
    PROPERTY AND EQUIPMENT                                        (68)            -                 -                -

INTEREST EXPENSE                                                  520             1,275           13,356            13,342

INTEREST INCOME                                                    38                11              365               485
                                                          -----------         ---------       ----------        ----------

              Income (loss) before provision
                for income taxes                                4,578               510           (1,460)            3,877

PROVISION FOR INCOME TAXES                                        257                26              281               281
                                                          -----------         ---------       ----------        ----------

              Net income (loss)
                                                4,321               484           (1,741)            3,596

RETAINED EARNINGS (DEFICIT),
   beginning of period                                         -                  -                  484            (1,784)

DIVIDENDS                                                      25,000             -                  527             1,500
                                                          -----------         ---------       ----------        ----------

RETAINED EARNINGS (DEFICIT),
   end of period                                          $   (20,679)        $     484       $   (1,784)       $      312
                                                          ===========         =========       ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

      The Financial Statements of the Company and the Predecessor Company are not comparable in certain respects (See Note 1).

                                                    Predecessor
                                                       Company                         The Company
                                                   ---------------   --------------------------------------------
                                                                       Period from
                                                   January 1, 1996      Inception
                                                       Through           Through          Year Ended December 31,
                                                     November 27,     December 31,       -------------------------
                                                         1996             1996             1997            1998
                                                   ---------------    --------------     --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                 $  4,321          $   484          $(1,741)       $   3,596
     Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities-
         Depreciation and amortization expense            7,870              724            7,904            8,883
         Provision for bad debts                            100              -                -                 72
         Gain on disposition of property
            and equipment                                   (68)             -                -              -
         (Increase) decrease in accounts
           receivable - trade                              (375)          (1,355)           1,771            2,364
         (Increase) decrease in other receivables         3,670           (1,260)           1,376               72
         (Increase) decrease in inventory                (3,731)           1,230            3,098           (3,491)
         (Increase) decrease in prepaid expense              32                8              (51)              47
         (Increase) decrease in other noncurrent
           assets                                          -                 -                 (2)               3
         Increase (decrease) in accounts payable          3,049           (1,181)             841             (422)
         Increase in accrued expenses                       212            1,029              559            1,693
         Increase (decrease) in payable to
           affiliates                                      -                 -              5,476           (1,855)
                                                       --------          -------          -------        ---------
              Net cash provided by (used in)
                operating activities                     15,080             (321)          19,231           10,962
                                                       --------          -------          -------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
     Purchase of property and equipment                 (12,163)            (882)          (3,654)          (6,619)
     Proceeds from sale of property and
       equipment                                            111              -                -                  4
     Buyout of First Salute Leasing, L.P. assets        (88,511)             -                -              -
     Acquisition of the Company, net of $185
       cash acquired                                       -             (163,233)            -              -
     Transaction costs                                     -              (7,582)             -              -
     Accrued transaction costs and purchase
       price                                               -               5,142           (5,142)           -
                                                       --------          -------          -------        ---------
              Net cash used in investing
                activities                             (100,563)         (166,555)         (8,796)          (6,615)
                                                       --------          --------         -------        ---------

                                  (Continued)

  The accompanying notes are an integral part of these financial statements.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                  (Continued)

      The Financial Statements of the Company and the Predecessor Company are not comparable in certain respects (See Note 1).


                                                     Predecessor
                                                       Company                         The Company
                                                   ---------------   --------------------------------------------
                                                                       Period from
                                                   January 1, 1996      Inception
                                                       Through           Through          Year Ended December 31,
                                                     November 27,     December 31,     ---------------------------
                                                         1996             1996             1997            1998
                                                   ---------------    -------------    ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock and preferred stock          $      1          $55,500        $     -          $   -
     Increase (decrease) in advances from CBI
       affiliates                                       110,364              -                -              -
     Dividends paid to affiliates                       (25,000)             -               (527)          (1,500)
     Issuance of 11-3/4% First Mortgage Notes               -            106,940              -              -
     Debt costs paid                                        -             (5,093)             -              -
     Advances from (to) affiliate                           -             10,833           (6,619)           1,597
                                                       --------          -------        ---------        ---------
         Net cash provided by (used in)
           financing activities                          85,365          168,180           (7,146)              97
                                                       --------          -------        ---------        ---------

         Increase (decrease) in cash and cash
           equivalents                                     (118)           1,304            3,289            4,444

CASH AND CASH EQUIVALENTS, balance at
   beginning                                                185              -              1,304            4,593
                                                       --------          -------        ---------        ---------

CASH AND CASH EQUIVALENTS, balance at
   end                                                 $     67          $ 1,304        $   4,593        $   9,037
                                                       ========          =======        =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
     Cash paid for taxes                               $    257          $    24        $     281        $     281
                                                       ========          =======        =========        =========

     Cash paid for interest                            $   -             $  -           $  12,147        $  12,621
                                                       ========          =======        =========        =========

  The accompanying notes are an integral part of these financial statements.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (Dollars in thousands except share amounts)


1.   ORGANIZATION AND OPERATIONS

     The consolidated balance sheets as of December 31, 1997 and 1998, and the consolidated statements of income (loss) and retained earnings (deficit) and cash flows for the years ended December 31, 1997 and 1998 and for the period from Inception through December 31, 1996, include the accounts of Statia Terminals N.V. (incorporated in the Netherlands Antilles) and its wholly owned subsidiaries Statia Laboratory Services N.V. and Statia Tugs N.V. (each incorporated in the Netherlands Antilles) (collectively the "Company"). The Company is an indirect wholly owned subsidiary of Statia Terminals International N.V. (the "Parent"), (incorporated in the Netherlands Antilles). The consolidated statements of income (loss) and retained earnings (deficit) and cash flows for the period from January 1, 1996 through November 27, 1996 (the "period ended November 27, 1996"), include the accounts of Statia Terminals N.V. (incorporated in the Netherlands Antilles) and its wholly owned subsidiaries, Statia Laboratory Services N.V., Statia Tugs N.V. and Statia Shipping N.V. (each incorporated in the Netherlands Antilles) (collectively the "Predecessor Company"). Statia Tugs N.V. and Statia Shipping N.V. are dormant. Significant intercompany balances and transactions have been eliminated.

     These consolidated financial statements are presented in United States dollars.

     The Company and the Predecessor Company own and operate petroleum blending, transshipment and storage facilities located on the island of St. Eustatius, Netherlands Antilles. The Company's terminaling services are furnished to some of the world's largest producers of crude oil, integrated oil companies, oil refiners, traders and petrochemical companies. In addition, the Company and the Predecessor Company provide a variety of related terminal services including the supplying of bunker fuels for vessels, spill response, brokering of product trades and ship services. An affiliate of the Company provides administrative services for the Company from its office in Deerfield Beach, Florida.

     Prior to January 12, 1996, the Predecessor Company, was a wholly owned subsidiary of CBI Industries, Inc. ("CBI"). On January 12, 1996, pursuant to the Merger Agreement dated December 22, 1995 (the "Merger"), CBI became a wholly owned subsidiary of Praxair Inc., ("Praxair"). This Merger transaction was reflected in the Predecessor Company's combined financial statements as a purchase effective January 1, 1996.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


1.   ORGANIZATION AND OPERATIONS - Continued

     On November 27, 1996 ("Inception"), the Parent acquired from Praxair all of the outstanding capital stock of the Predecessor Company and certain of its subsidiaries and affiliates (the "Acquisition"). The Parent is a newly organized company formed by Castle Harlan Partners II, L.P., a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank, members of management of the Parent and others. The portion of the adjusted purchase price paid to Praxair for the capital stock of the Company was $174,921. The Acquisition was paid primarily by funds received by the Company from the issuance of the 11-3/4% First Mortgage Notes (the "Notes") described in Note 6. The assets of the Company are pledged as collateral to secure these notes. The Acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to assets and liabilities of the Company based on their fair value as of the date of the Acquisition.

     The Acquisition and the related application of purchase accounting (Note
4) resulted in changes to the capital structure of the Predecessor Company and the historical cost basis of various assets and liabilities. The effect of such changes significantly impairs comparability of the financial position and results of operations of the Company and the Predecessor Company between periods.

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

   Revenue Recognition

     Revenues from terminaling operations are recognized ratably as the services are provided. Revenues and commissions from bunkering services, terminaling-related services and bulk product sales are recognized at the time of delivery of the service or product.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Foreign Currency Translation and Exchange

     The consolidated financial statements include the financial statements of non-U.S. entities translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation." The assets and liabilities are translated into U.S. dollars at year end exchange rates. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Substantially all of the Company's transactions are denominated in U.S. dollars.

   Cash and Cash Equivalents

     The Company's and the Predecessor Company's excess cash is invested in short-term, highly liquid investments with maturities of three months or less. Such short-term investments are carried at cost, which approximates market, and are classified as cash and cash equivalents.

   Financial Instruments

     The Company uses various methods and assumptions to estimate the fair value of each class of financial instrument. Due to their nature, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. The Company believes the historical carrying value of the Notes approximates fair value since the Notes have been priced near par value since issuance. The Company's other financial instruments are not significant.

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

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company continually evaluates factors, events and circumstances which include, but are not limited to, its historical and projected operating performance, specific industry trends and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow over the remaining lives of the long-lived assets in measuring their recoverability.

   Other Noncurrent Assets

     Other noncurrent assets primarily consist of deferred financing costs of $4,304 and $3,583 as of December 31, 1997 and 1998, respectively. The deferred financing costs related to establishing debt obligations are amortized ratably over the life of the underlying obligation. Debt cost amortization expense, included in interest expense in the accompanying consolidated statements of income (loss), was $720 for the years ended December 31, 1997 and 1998.

   Income Taxes

     The Company and the Predecessor Company determine their tax provision and deferred tax balances in compliance with SFAS No. 109, "Accounting for Income Taxes." Under this approach, the provision for income taxes represents income taxes paid or payable for the current year adjusted for the change in deferred taxes during the year. Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement bases and the tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements provided for earlier periods for comparative purposes is required. The following types of items are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments, and unrealized gain/loss on securities available for sale. For all periods presented herein, there were no differences between net income and comprehensive income.

   Segment Information

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 had no impact on consolidated results of operations, financial position or cash flow.

   Reclassifications

     Certain reclassifications were made to the 1996 and 1997 financial statements in order to conform to the 1998 presentation.

3.   PRAXAIR PURCHASE ACCOUNTING

     As discussed in Note 1, prior to January 12, 1996, the Predecessor Company was a wholly owned subsidiary of CBI. On January 12, 1996, pursuant to the Merger Agreement dated December 22, 1995, CBI became a wholly owned subsidiary of Praxair. This Merger transaction was reflected in the Predecessor Company's combined financial statements as a purchase effective January 1, 1996. The fair value assigned to the Predecessor Company as of the Merger date was $179,000, excluding bank borrowings, Praxair and CBI intercompany and advance accounts and the buyout of certain off-balance-sheet financing ("Merger Value").

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)

3.   PRAXAIR PURCHASE ACCOUNTING - Continued

     The allocation of the Merger Value to the assets and liabilities acquired, based on the estimated fair value assigned, was as follows:

Merger Value                                          $   179,000
Less-
  Intercompany/advance accounts                            13,000
  Off-balance sheet obligations                            89,000
                                                      -----------
                                                      $    77,000
                                                      ===========
Allocation of merger value-
  Total current assets                                $    15,000
  Property and equipment                                   79,000
  Other noncurrent assets                                   2,000
  Liabilities assumed                                     (19,000)
                                                      -----------

                                                      $    77,000
                                                      ===========

     In addition, $10,000 of Praxair debt was pushed down to the Predecessor Company's books effective January 1, 1996. This debt was eliminated in connection with the Castle Harlan Acquisition.

4.   ACQUISITION

     As discussed in Note 1, on November 27, 1996, the Company acquired from Praxair all of the outstanding capital stock of the Company. The Castle Harlan Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets and liabilities of the Company based on their respective fair values as of the date of the Castle Harlan Acquisition. The assets of the Company as of the date of the Castle Harlan Acquisition included certain property and equipment acquired from a third-party Financier by Praxiar (see Note 7.) No portion of the purchase price of the Company was allocated to intangible assets since the fair value of the tangible assets exceeded the purchase price. No subsequent adjustments were made to the allocated fair values.

                      STATIA TERMINALS N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)

4.   ACQUISITION - Continued

     The allocation of the total purchase price to the assets and liabilities acquired was as follows:

Purchase Price-
  Common stock and assets                                      $   174,921
  Commissions, fees and expenses                                    12,673
                                                               -----------

       Total purchase price                                    $   187,594
                                                               ===========

Allocation of Purchase Price-
  Current assets                                               $    15,825
  Property and equipment                                           179,839
  Other noncurrent assets                                            5,091
  Liabilities assumed                                              (13,161)
                                                               -----------

       Total purchase price                                    $   187,594
                                                               ===========

5.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:


                                                                                         Useful Live
                                                         1997              1998            in Years
                                                     ------------     -------------      -----------
Land                                                 $        396      $        396
Land improvements                                           7,368             7,627          5-20
Buildings and improvements                                  1,332             2,672         20-40
Plant machinery                                           137,130           140,094          4-40
Mooring facilities and marine equipment                    40,021            41,353          4-40
Field and office equipment                                    378               465          3-15
                                                     ------------      ------------

        Total property and equipment, at cost             186,625           192,607
Less- accumulated depreciation                              7,837            15,366
                                                     ------------      ------------

        Property and equipment, net                  $    178,788      $    177,241
                                                     ============      ============

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)

5.   PROPERTY AND EQUIPMENT - Continued

     Pursuant to the Castle Harlan Acquisition, the Company agreed with stockholders to sell its emergency spill response vessel the M/V Statia Responder. The Company has reclassified the vessel from its original asset held for sale classification to property and equipment as management is no longer actively seeking buyers for the vessel. The M/V Statia Responder is still in operation and the revenues and costs, including depreciation, associated with operating this asset are included in the accompanying financial statements. Certain of Statia Terminals Group N.V.'s preferred stock agreements contain features which may require the Parent to cause the Company to pay a dividend or otherwise remit the net proceeds from any future sale of the M/V Statia Responder to the Parent. In accordance with management's decision not to actively seek buyers for the vessel, $10,000 representing the vessel's estimated fair value was reclassified from stockholder's equity subject to reduction to additional paid-in capital.

6.   DEBT

     The 11-3/4% Notes due November 15, 2003 were issued by the Parent and one of its subsidiaries (the "Issuers") on November 27, 1996 in connection with the Castle Harlan Acquisition and pay interest on May 15 and November 15 of each year. The Notes are redeemable, in whole or in part, at the option of the Issuers at any time on or after November 15, 2000, at the following redemption prices (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated:

                             Optional
        Year             Redemption Price
        ----             ----------------

       2000                  105.875%
       2001                  102.938%
       2002                  100.000%

     Notwithstanding the foregoing, any time on or prior to November 15, 1999, the Issuers may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more Equity Offerings (as defined in the Indenture to the Notes) at a redemption price equal to 111.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, provided that after giving effect to such redemption, at least 65% of the aggregate principal amount of the Notes remains outstanding (see Note 14).

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)

6.   DEBT - Continued

     The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of the Parent. The Notes are also subject to certain financial covenants as set forth in the Indenture, the most restrictive of which include, but are not limited to the following:
(i) a consolidated fixed charge coverage ratio for the prior four full fiscal quarters of at least 2.0:1, which, if met, will permit the Company to make additional borrowings above the Company's revolving credit facility discussed below, (ii) other limitations on indebtedness and (iii) restrictions on certain payments. In addition, the Notes place restrictions on the Parent's ability to pay dividends other than distributions from the proceeds of assets held for sale as discussed above and certain management fees. Except with the occurrence of an event of default, subsidiaries of the Company have no restrictions upon transfers of funds in the form of dividends, loans or cash advances. The Issuers have been in compliance with the financial covenants set forth in the Indenture.

     The Company has a revolving credit facility (the "Credit Facility") which allows the Company to borrow up to $12,500 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of 0.375% per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5% (8.25% at December 31, 1998). The Credit Facility constitutes senior indebtedness of the Company and is secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial covenants. The Credit Facility does not restrict Company's subsidiaries from transferring funds to the Parent in the form of dividends, loans or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to the Parent. The Credit Facility expires on November 27, 1999. At December 31, 1997 and 1998, the Company had approximately $7,599 and $7,006, respectively, available for borrowing under the Credit Facility as limited by the borrowing base computation and had no outstanding balance.

7.   LEASES

     The Company and the Predecessor Company rent certain facilities, land and marine equipment under cancelable and noncancelable operating leases. Rental expense on operating leases was $13,421 (of which $9,870 including $4,270 for recognition of lease residual value guarantee, relates to the lease described below), $363, $3,763 and $2,918 for the period ended November 27, 1996, the period ended December 31, 1996, the year ended December 31, 1997 and the year ended December 31, 1998, respectively. Future rental commitments during the years ending 1999 through 2003 are $3,268, $2,226, $2,195, $2,239 and $558, respectively.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)

7.   LEASES - Continued

     On November 17, 1993, the Company entered into an agreement with a third-party financier (First Salute Leasing, L.P.) pursuant to which a portion of its land on St. Eustatius was leased to this third party for the purpose of construction and operation of five million barrels of crude oil storage tanks and a single point mooring system. The Company acted as agent for the third party with regard to the construction of the facilities. The Company leased the facility from the third party for a minimum period of five years beginning February 1, 1995. The aggregate construction cost incurred for these leased assets totaled $88,513. At the completion of the initial five year term, the Company had the option to extend the lease, purchase the facility from the lessor, or arrange for the leased properties to be sold to a third party. In the event of purchase or sale of these properties, the Company was obligated to the lessor for any shortfall between the purchase or sales price and the lease residual value guarantee. In connection with the Castle Harlan Acquisition, Praxair terminated the above First Salute Leasing, L.P. off-balance-sheet financing arrangement and paid in full all obligations related to this lease.

8.   SHAREHOLDER'S EQUITY

   The Predecessor Company

     On January 10, 1996, Statia Terminals N.V. declared dividends of $25,000, payable on January 11, 1996, to shareholders of record on January 10, 1996. All dividends were paid to affiliates of CBI.

   The Company

     During the years ended December 31, 1997 and 1998 the Company paid dividends to its parent, Statia Terminals Corporation N.V., of $527 and $1,500, respectively.

9.   INCOME TAXES

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989 and concluding on December 31, 2000. This agreement requires the Company to pay a 2% rate on taxable income, as defined, or a minimum payment of 500 Netherlands Antilles guilders ($282). This agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. At December 31, 1998, the amount available to offset future tax liability under the agreement was approximately $1,412. Currently, the Company is negotiating a new agreement with the governments of the Netherlands Antilles and St. Eustatius that will be effective from January 1, 1998, through December 31, 2010, with extension provisions to 2015.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)


10.  RELATED-PARTY TRANSACTIONS

   The Predecessor Company

     The Predecessor Company engaged in various related-party transactions with STI and its affiliates. STI allocated certain corporate, operating and administrative services to the Predecessor Company, including certain legal services, risk management, tax services and return preparation, employee benefit administration, cash management and other services. For the period ended November 27, 1996, $2,831 was paid for these direct and indirect services. All intercompany balances owed to Praxair or its affiliates were settled as a result of the Castle Harlan Acquisition.

   The Company

     As a wholly owned subsidiary, the Company engages in various related-party transactions with the Parent and its subsidiaries. The unpaid portion of these transactions is included in the intercompany balance.

     The Parent and its subsidiaries directly and indirectly allocate certain corporate, operating and administrative expenses and services to the Company, including certain legal services, risk management, tax services, employee benefit administration, cash management and other services and certain depreciation and amortization expenses. For the period ended December 31, 1996, and the years ended December 31, 1997 and 1998, $1,805, $3,273 and $4,096, respectively, was paid for these services.

11.  COMMITMENTS AND CONTINGENCIES

   Litigation

     In May 1994, the U.S. Department of Justice brought an action in the U.S. District Court for the District of the Virgin Islands against STI and the Company for $3,600 of pollution clean-up costs in connection with the discharge of oil into the territorial waters of the U.S. Virgin Islands and Puerto Rico by a barge that had been loaded by the Company at St. Eustatius but was not affiliated with the Company. On April 16, 1998, the U.S. District Court ruled that it lacked jurisdiction over the Company and dismissed it from the case.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)

11.  COMMITMENTS AND CONTINGENCIES - Continued

     The Company believes the allegations made in these proceedings are factually inaccurate and intends to vigorously contest these claims. In connection with the Castle Harlan Acquisition, Praxair agreed to indemnify the Company against damages relating to the foregoing proceedings. While no estimates can reasonably be made of any ultimate liability at this time, the Company believes the ultimate outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

     The Company is involved in various other claims and litigation arising in the normal course of its business. Based upon analysis of legal matters and discussions with legal counsel, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

   Other Accrued Expenses

     A summary of other accrued expenses consists of the following as of December 31:

                                                   1997               1998
                                                   ----               ----

    Personnel and related costs                  $  1,522          $   1,156
    Professional fees                                 515                633
    Other                                           1,031              2,972
                                                 --------          ---------

                                                 $  3,068          $   4,761
                                                 ========          =========


12.  SEGMENT INFORMATION

     The Company is organized around several different factors the most significant of which are products and services and geographic location. The Company's primary products and services are bunker and bulk product sales and terminaling services (consisting of storage, throughput, dock charges, emergency response fees and other terminal charges).

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)

12.  SEGMENT INFORMATION - Continued

     The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each division are earnings before interest, taxes, depreciation, amortization and certain unallocated profits and losses ("Internal EBITDA") and earnings before interest taxes and certain unallocated profits and losses ("Internal EBIT"). Depreciation and amortization expenses included in Internal EBIT include certain amounts allocated from entities related to the Company.

     The following information is provided for the Company's bunker and bulk products sales and terminaling services segments:


                                                 Predecessor
                                                   Company                          The Company
                                               ---------------    ----------------------------------------------
                                                                   Period from
                                               January 1, 1996      Inception
                                                   Through           Through           Year Ended December 31,
                                                 November 27,      December 31,       --------------------------
                                                     1996              1996             1997             1998
                                               ---------------     ------------       ---------        ---------
REVENUES:
   Terminaling services                            $  32,751          $ 4,514         $  36,616        $  44,019
   Bunker and bulk product sales                      93,227            8,422            86,008           69,256
                                                   ---------          -------         ---------        ---------
         Total                                     $ 125,978          $12,936         $ 122,624        $ 113,275
                                                   =========          =======         =========        =========

INTERNAL EBITDA:
   Terminaling services                            $  15,487          $ 2,280         $  16,688        $  22,595
   Bunker and bulk product sales                       3,208              (81)            2,092            2,120
                                                   ---------          -------         ---------        ---------
         Total                                     $  18,695          $ 2,199         $  18,780        $  24,715
                                                   =========          =======         =========        =========

DEPRECIATION AND AMORTIZATION
   EXPENSE:
   Terminaling services                            $   6,262          $   643         $   7,428        $   7,770
   Bunker and bulk product sales                         119               12               502              478
                                                   ---------          -------         ---------        ---------
         Total                                     $   6,381          $   655         $   7,930        $   8,248
                                                   =========          =======         =========        =========

INTERNAL EBIT:
   Terminaling services                            $   9,225          $ 1,637         $   9,260        $  14,825
   Bunker and bulk product sales                       3,089              (93)            1,590            1,642
                                                   ---------          -------         ---------        ---------
         Total                                     $  12,314          $ 1,544         $  10,850        $  16,467
                                                   =========          =======         =========        =========

CAPITAL EXPENDITURES:
   Terminaling services                            $  10,929          $   882         $   3,596        $   5,407
   Bunker and bulk product sales                       1,234              -                  58            1,212
                                                   ---------          -------         ---------        ---------
         Total                                     $  12,163          $   882         $   3,654        $   6,619
                                                   =========          =======         =========        =========

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)

12.  SEGMENT INFORMATION - Continued

                                                     December 31,
                                             ----------------------------
                                                1997             1998
                                             -----------      -----------
ASSETS:
   Terminaling services                      $   180,175      $   176,525
   Bunker and bulk product sales                   8,431           11,589
   Unallocated assets                             10,036           13,637
                                             -----------      -----------
                                             $   198,642      $   201,751
                                             ===========      ===========

     A reconciliation of Internal EBIT to the Company's income (loss) before provision for income taxes and preferred stock dividends is as follows:

                                              Predecessor
                                                Company                          The Company
                                            ---------------    ---------------------------------------------
                                                                Period from
                                            January 1, 1996      Inception
                                                Through           Through          Year Ended December 31,
                                              November 27,       December 31,     --------------------------
                                                  1996             1996             1997              1998
                                            ---------------    -------------      --------           -------

Internal EBIT                                    $12,314           $1,544         $ 10,850           $16,467
Unallocated operating and admini-
   strative expenses, depreciation and
   amortization expenses allocated from
   related parties, and other                     (7,322)             160              (40)             (454)
Gain on disposition of property and
   equipment                                          68               -                -                -
Interest expense excluding debt cost
   amortization expense                             (520)          (1,205)         (12,635)          (12,621)
Interest income                                       38               11              365               485
                                                  ------           ------         --------           -------
Income (loss) before provision for income
   taxes                   $4,578           $  510         $ (1,460)          $ 3,877
                                                  ======           ======         ========           =======

   Significant Customers

     The Company presently has a long term storage and throughput contract with Bolanter Corporation N.V. (an affiliate of Saudi Aramco) which expires in 2000. The Company also derives terminaling services revenues from parties unaffiliated with Saudi Aramco because of the movement of Saudi Aramco products through the Company's terminal. Additionally, the Company sells bunker fuels to another affiliate of Saudi Aramco at the Company's facility.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)

12.  SEGMENT INFORMATION - Continued

     The following table sets forth such revenues as a percentage of our total revenue:

                                                Predecessor
                                                  Company                           The Company
                                             -----------------    ---------------------------------------------
                                                                   Period from
                                              January 1, 1996       Inception
                                                  Through            Through           Year Ended December 31,
                                                November 27,       December 31,    ----------------------------
                                                   1996                 1996             1997            1998
                                              ----------------     ------------    -------------    -----------

   Storage and throughput contract                 7.2%                 6.8%             8.6%             9.1%
   Unaffiliated third parties                     13.1                  8.9              7.4              9.3
   Bunker sales                                    1.6                  2.5              2.0              1.6
                                                  ----                -----             ----             ----

         Total                                    21.9%                18.2%            18.0%            20.0%
                                                  ====                =====             ====             ====


     Although the Company has a long-standing relationship and long-term contract with Bolanter Corporation N.V., if such long-term contract is not renewed or replaced at the end of its term, or if the Company otherwise lost any significant portion of its revenues from this customer, such non-renewal/replacement or loss could have a material adverse effect on the Company's business, financial condition and ability to pay dividends. The Company also has long-term contracts with other key customers, and there can be no assurance that these contracts will be renewed at the end of their terms or that the Company will be able to enter into other long-term contracts on terms favorable to it, or at all.

13.  RETIREMENT PLAN

     The Company sponsors a government guaranteed pension plan for certain employees residing in the Netherlands Antilles. Amounts charged to expense for this plan are not significant.

                     STATIA TERMINALS N.V. AND SUBSIDIARIES

                  (Dollars in thousands except share amounts)

14.  SUBSEQUENT EVENT (UNAUDITED)

     On February 12, 1999, Statia Terminals Group N.V. (the sole stockholder of the Parent) filed documents with the Securities and Exchange Commission to sell
7.6 million of its common shares (exclusive of an over allotment option available to underwriters for an additional 760,000 shares) in its initial equity public offering. The offering price is expected to be between $19.50 and $20.50 per share, raising gross proceeds of approximately $152,000 (approximately $167,000 if the over allotment option is fully exercised). A portion of the proceeds of the offering will be used to redeem approximately 25% (approximately 35% if the over allotment option is fully exercised) of the 11-3/4% Notes co-issued by the Parent and Statia Terminals Canada, Incorporated.

                    Statia Terminals Canada, Incorporated
                                and Subsidiary

                       Consolidated Financial Statements
                       as of December 31, 1997 and 1998
                        Together With Auditors' Report

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
  Statia Terminals Canada, Incorporated and Subsidiary:

We have audited the accompanying consolidated balance sheets of Statia Terminals Canada, Incorporated (a Nova Scotia, Canada corporation) and Subsidiary as of December 31, 1997 and 1998, and the related consolidated statements of income
(loss) and retained earnings (deficit) and cash flows for the period from Inception through December 31, 1996 and for the years ended December 31, 1997 and 1998. We have also audited the related combined statements of income (loss) and retained earnings (deficit) and cash flows for the period from January 1, 1996 through November 27, 1996, of Statia Terminals Point Tupper, Inc. and affiliate (the "Predecessor Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statia Terminals Canada, Incorporated and Subsidiary as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the period from Inception through December 31, 1996, and for the years ended December 31, 1997 and 1998, and the results of the Predecessor's operations and its cash flows for the period from January 1, 1996 through November 27, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
  February 1, 1999.

               STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)

                                                                       December 31,
                                                               ---------------------------
                                                                  1997              1998
                                                               -----------       ---------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $     1,241       $   4,409
   Accounts receivable-
     Trade, less allowance for doubtful accounts of
       $62 in 1997 and 1998                                            872             903
     Other                                                           1,089           1,340
   Inventory, net                                                      533             323
   Prepaid expenses                                                     57              54
   Receivable from affiliates                                      -                 2,305
                                                               -----------       ---------
       Total current assets                                          3,792           9,334

PROPERTY AND EQUIPMENT, net                                         28,651          28,192

OTHER NONCURRENT ASSETS, net                                         1,174             979
                                                               -----------       ---------

       Total assets                                            $    33,617       $  38,505
                                                               ===========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $       778       $   2,141
   Accrued interest payable                                            421             421
   Other accrued expenses                                            1,922           2,422
   Payable to affiliates                                               288           -
                                                               -----------       ---------
       Total current liabilities                                     3,409           4,984

LONG-TERM DEBT                                                      28,060          28,060
                                                               -----------       ---------

       Total liabilities                                            31,469          33,044
                                                               -----------       ---------

STOCKHOLDER'S EQUITY:
   Common stock, no par value, 1,000,000 shares authorized,
     1 share outstanding                                           -                 -
   Additional paid-in capital                                        2,266           2,266
   Retained earnings (deficit)                                        (118)          3,195
                                                               -----------       ---------
       Total stockholder's equity                                    2,148           5,461
                                                               -----------       ---------

       Total liabilities and stockholder's equity              $    33,617       $  38,505
                                                               ===========       =========

 The accompanying notes are an integral part of these financial statements.

           STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)

                          (Dollars in thousands)

      The Financial Statements of the Company and the Predecessor Company are not comparable in certain respects (See Note 1).

                                                    Predecessor
                                                       Company                         The Company
                                                   ---------------   --------------------------------------------
                                                                       Period from
                                                   January 1, 1996      Inception
                                                       Through           through         Year Ended December 31,
                                                     November 27,     December 31,      -------------------------
                                                         1996             1996             1997            1998
                                                   ---------------    -------------     ---------       ---------
REVENUES                                               $ 11,831          $ 1,631        $  18,892       $  21,521

COST OF SERVICES AND PRODUCTS SOLD                       10,557            1,495           12,868          12,031
                                                       --------          -------        ---------       ---------

         Gross profit                                     1,274              136            6,024           9,490

ADMINISTRATIVE EXPENSES                                   2,489              146            2,054           2,775
                                                       --------          -------        ---------       ---------

         Operating income (loss)                         (1,215)             (10)           3,970           6,715

INTEREST EXPENSE                                          3,667              336            3,507           3,506

INTEREST INCOME                                              18                2               28             104
                                                       --------          -------        ---------       ---------

         Income (loss) before provision for
           income taxes and preferred stock
           dividends                                     (4,864)            (344)             491           3,313

PROVISION FOR INCOME TAXES                                  332               18              247            -
                                                       --------          -------        ---------       ---------

         Income (loss) before preferred stock
           dividends                                     (5,196)            (362)             244           3,313

PREFERRED STOCK DIVIDENDS                                   792              -                -              -
                                                       --------          -------        ---------       ---------

         Net income (loss) available to
          common stockholder                             (5,988)         (362)                244           3,313

RETAINED EARNINGS (DEFICIT),
   beginning of period                                        -              -               (362)           (118)
                                                       --------          -------        ---------       ---------

RETAINED EARNINGS (DEFICIT),
   end of period                                       $ (5,988)         $  (362)       $    (118)      $   3,195
                                                       ========          =======        =========       =========

 The accompanying notes are an integral part of these financial statements.

             STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)

      The Financial Statements of the Company and the Predecessor Company are not comparable in certain respects (See Note 1).

                                                              Predecessor
                                                                Company                         The Company
                                                            ---------------    -------------------------------------------
                                                                                Period from
                                                            January 1, 1996      Inception
                                                                Through           Through          Year Ended December 31,
                                                             November 27,      December 31,        -----------------------
                                                                 1996              1996             1997            1998
                                                            ---------------    -------------       ------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) before preferred stock dividends              $ (5,196)          $  (362)         $   244        $   3,313
   Adjustments to reconcile net income (loss) before
     preferred stock dividends to net cash provided
     by (used in) operating activities-
       Depreciation, amortization  and
         non-cash charges                                         1,743               189            1,533            1,837
       Provision for bad debts                                       52               -                -              -
       (Increase) decrease in accounts receivable -
         trade                                                     (824)              947              -                (31)
       Increase in other accounts receivables                      (512)             (629)            (459)            (251)
       (Increase) decrease in inventory                          (1,302)              721              624              210
       (Increase) decrease in prepaid expense                       (31)               26               10                3
       (Increase) decrease in other noncurrent assets               (74)              -                  1                4
       Increase (decrease) in accounts payable                     (199)              189               90            1,363
       Increase (decrease) in accrued expenses                     (578)              997              (99)             500
       Increase (decrease) in payable to affiliates                (704)              -                288             (996)
                                                               --------           -------          -------        ---------
           Net cash provided by (used in)
              operating activities                               (7,625)            2,078            2,232            5,952
                                                               ---------          -------          -------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              (819)             (306)            (954)          (1,305)
   Proceeds from sale of property and equipment                    -                  -                -                118
   Acquisition of the Company                                      -              (27,655)             -              -
   Transaction costs                                               -               (1,990)             -              -
   Accrued transaction costs and purchase price
     adjustments                                                   -                2,488           (2,488)           -
                                                               --------           -------          -------        -----
           Net cash used in investing activities                   (819)          (27,463)          (3,442)          (1,187)
                                                               --------           -------          -------        ---------

                                                       (Continued)

 The accompanying notes are an integral part of these financial statements.

          STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Dollars in thousands)

      The Financial Statements of the Company and the Predecessor Company are not comparable in certain respects (See Note 1).

                                  (Continued)

                                                              Predecessor
                                                                Company                         The Company
                                                            ---------------    ---------------------------------------------
                                                                                Period from
                                                            January 1, 1996      Inception
                                                                Through           Through          Year Ended December 31,
                                                             November 27,      December 31,      ---------------------------
                                                                 1996              1996             1997            1998
                                                            ---------------    -------------     ---------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in advances from affiliates             $ 99,823           $  (486)       $   1,597        $  (1,597)
   Redemption of preferred stock                                (25,196)              -                -              -
   Bank borrowings                                               66,000               -                -              -
   Bank repayments                                             (132,400)              -                -              -
   Dividends paid to affiliates                                    (792)              -                -              -
   Issuance of 11 3/4% First Mortgage Notes                         -              28,060              -              -
   Debt costs paid                                                  -              (1,335)             -              -
                                                               --------           -------        ---------        ---------
       Net cash provided by (used in)  financing
         activities                                               7,435            26,239            1,597           (1,597)
                                                               --------           -------        ---------        ---------

       Increase (decrease) in cash and cash
         equivalents                                             (1,009)              854              387            3,168

CASH AND CASH EQUIVALENTS, at beginning
   of period                                  1,207               -                854            1,241
                                                               --------           -------        ---------        ---------

CASH AND CASH EQUIVALENTS, at end
   of period                               $    198           $   854        $   1,241        $   4,409
                                                               ========           =======        =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid for taxes                                       $    188           $  -           $     124        $      65
                                                               ========           =======        =========        =========
     Cash paid for interest                                    $  4,455           $  -           $   3,187        $   3,315
                                                               ========           =======        =========        =========

 The accompanying notes are an integral part of these financial statements.

    STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Dollars in thousands except share amounts)


1.   Organization and Operations

     The consolidated balance sheets as of December 31, 1997 and 1998, and the consolidated statements of income (loss) and retained earnings (deficit) and cash flows for the years ended December 31, 1997 and 1998 and for the period from Inception through December 31, 1996, include the accounts of Statia Terminals Canada, Incorporated (incorporated in Nova Scotia, Canada) and Point Tupper Marine Services Limited (incorporated in Nova Scotia, Canada) (collectively the "Company"). The Company is an indirect wholly owned subsidiary of Statia Terminals International N.V. (the "Parent"), (incorporated in the Netherlands Antilles). The combined statements of income (loss) and retained earnings (deficit) and cash flows for the period from January 1, 1996 through November 27, 1996 (the "period ended November 27, 1996"), include the accounts of Statia Terminals Point Tupper, Inc. (incorporated in Nova Scotia, Canada) and its commonly owned affiliate, Point Tupper Marine Services Limited (incorporated in Nova Scotia, Canada) (collectively the "Predecessor Company"). Significant intercompany balances and transactions have been eliminated.

     These financial statements are presented in United States dollars.

     The Company and the Predecessor Company own and operate petroleum blending, transshipment and storage facilities located near Port Hawkesbury, Nova Scotia, Canada. The Company's terminaling services are furnished to some of the world's largest producers of crude oil, integrated oil companies, oil refiners, traders and petrochemical companies. In addition, the Company and the Predecessor Company provide a variety of related terminal services including the supplying of bunker fuels for vessels, spill response, brokering of product trades and ship services. An affiliate of the Company provides administrative services for the Company from its office in Deerfield Beach, Florida.

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

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                  (Dollars in thousands except share amounts)

1.   Organization and Operations - Continued

     On November 27, 1996 ("Inception"), the Parent acquired from Praxair all of the outstanding capital stock of the Predecessor Company and certain of its affiliate (the "Acquisition"). The Parent is a newly organized company formed by Castle Harlan Partners II, L.P., a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank, members of management of the Parent and others. In connection with the Acquisition on November 27, 1996, the Predecessor Company amalgamated with the Company. The portion of the adjusted purchase price paid to Praxair for the capital stock of the Company was $27,665. The Acquisition was paid primarily by funds received by the Company from the issuance of the 11-3/4% First Mortgage Notes (the "Notes") described in Note 6. The assets of the Company are pledged as collateral to secure these notes. The Acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to assets and liabilities of the Company based on their fair value as of the date of the Acquisition.

     The Acquisition and the related application of purchase accounting (Note 4) resulted in changes to the capital structure of the Predecessor Company and the historical cost basis of various assets and liabilities. The effect of such changes significantly impairs comparability of the financial position and results of operations of the Company and the Predecessor Company between periods.

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

   Revenue Recognition

     Revenues from terminaling operations are recognized ratably as the services are provided. Revenues and commissions from bunkering services, terminaling related services and bulk product sales are recognized at the time of delivery of the service or product.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                  (Dollars in thousands except share amounts)


2.   Summary of Significant Accounting Policies - Continued

   Foreign Currency Translation and Exchange

     The consolidated financial statements include the financial statements of two Canadian entities translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The assets and liabilities are translated into U.S. dollars at year end exchange rates. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Substantially all of the Company's and its Predecessor's transactions are denominated in U.S. dollars.

   Cash and Cash Equivalents

     The Company's and the Predecessor Company's excess cash is invested in short-term, highly liquid investments with maturities of three months or less. Such short-term investments are carried at cost, which approximates market, and are classified as cash and cash equivalents.

   Financial Instruments

     The Company uses various methods and assumptions to estimate the fair value of each class of financial instrument. Due to their nature, the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The Company believes the historical carrying value of the Notes approximates fair value since the Notes have been priced near par value since issuance. The Company's other financial instruments are not significant.

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

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                  (Dollars in thousands except share amounts)


2.   Summary of Significant Accounting Policies - Continued

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company continually evaluates factors, events and circumstances which include, but are not limited to, its historical and projected operating performance, specific industry trends and general economic conditions to assess whether the remaining estimated useful lives of long- lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flows over the remaining lives of the long-lived assets in measuring their recoverability.

   Other Noncurrent Assets

     Other noncurrent assets primarily consist of deferred financing costs of $1,128 and $937 as of December 31, 1997 and 1998, respectively. The deferred financing costs related to establishing debt obligations are amortized ratably over the life of the underlying obligation. Debt cost amortization expense was $191 for the years ended December 31, 1997 and 1998.

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

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                  (Dollars in thousands except share amounts)


2.   Summary of Significant Accounting Policies - Continued

   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The following types of items are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments, and unrealized gain/loss on securities available for sale. For all periods presented herein, there were no differences between net income and comprehensive income.

   Segment Information

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas, and major customers. The adoption of SFAS No. 131 had no impact on consolidated results of operations, financial position or cash flow.

   Reclassifications

     Certain reclassifications were made to the 1996 and 1997 financial statements in order to conform to the 1998 presentation.

3.   Praxair Purchase Accounting

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

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                  (Dollars in thousands except share amounts)

3.   PRAXAIR PURCHASE ACCOUNTING - Continued)

     The allocation of the Merger Value to the assets and liabilities acquired, based on the estimated fair value assigned, was as follows:

           Merger value                                $   27,000
           Less-
              Debt acquired                                66,000
              Intercompany/advance accounts                 1,000
                                                       ----------
                                                       $  (40,000)
                                                       ==========
           Allocation of merger value-
              Total current assets                     $    3,000
              Property and equipment                       27,000
              Other noncurrent assets                       2,000
              Liabilities assumed                         (72,000)
                                                       ----------
                                                       $  (40,000)
                                                       ==========

4.   Acquisition

     As discussed in Note 1, on November 27, 1996, the Company acquired from Praxair all of the outstanding capital stock of the Predecessor Company. The Acquisition has been accounted for under the purchase method of accounting. Accordingly, a portion of the purchase price of approximately $27,665 was allocated to the assets and liabilities of the Company based on their respective fair values as of the date of the Acquisition. No portion of the purchase price of the Company was allocated to intangible assets since the fair value of the tangible assets exceeded the purchase price. No adjustments were made to the allocated fair values during 1997 or 1998.

     The allocation of the total purchase price to the assets and liabilities acquired was as follows:

           Purchase price-                             $  27,665
           Commissions, fees and expenses                  3,326
                                                       ---------
                Total purchase price                   $  30,991
                                                       =========

           Allocation of Purchase Price-
              Current assets                           $   3,989
              Property and equipment                      28,901
              Other long-term assets                       1,448
              Liabilities assumed                         (3,347)
                                                       ---------
                Total purchase price                   $  30,991
                                                       =========

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                  (Dollars in thousands except share amounts)

5.   Property and Equipment

     Property and equipment consisted of the following as of December 31:

                                                                        Useful Lives
                                                    1997         1998     In Years
                                                    ----         ----     --------

     Land                                         $    273    $    273
     Land improvements                                   4          26     5 - 20
     Buildings and improvements                         89          89     20 - 40
     Plant machinery                                22,988      23,853     4 - 40
     Mooring facilities and marine equipment         6,424       6,434     4 - 40
     Field and office equipment                        386         445     3 - 15
                                                  --------    --------
              Total property and equipment,
                 at cost                            30,164      31,120
     Less- Accumulated depreciation                  1,513       2,928
                                                  --------    --------

              Property and equipment, net         $ 28,651    $ 28,192
                                                  ========    ========

6.   Debt

     The 11-3/4% Notes due November 15, 2003 were issued by the Parent and the Company (the "Issuers") on November 27, 1996, in connection with the Acquisition and pay interest on May 15 and November 15 of each year. The Notes are redeemable, in whole or in part, at the option of the Issuers at any time on or after November 15, 2000, at the following redemption prices (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated:

                                             Optional
                     Year                Redemption Price
                     ----                ----------------

                     2000                    105.875%
                     2001                    102.938%
                     2002                    100.000%

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                  (Dollars in thousands except share amounts)


6.   Debt - Continued

     Notwithstanding the foregoing, any time on or prior to November 15, 1999, the Issuers may redeem up to 35% aggregate principal amount of the Notes with the proceeds of one or more Equity Offerings (as defined in the Indenture to the Notes) at a redemption price equal to 111.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, provided that after giving effect to such redemption, at least 65% of the aggregate principal amount of the Notes remains outstanding (see Note 12).

     The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of the Parent other than the Company, which is a co-obligor on the Notes. The Notes are also subject to certain financial covenants as set forth in the Indenture, the most restrictive of which include, but are not limited to the following: (i) a consolidated fixed charge ratio for the prior four full fiscal quarters of at least 2.0:1, which, if met, will permit the Company to make additional borrowings above the Company's revolving credit facility discussed below, (ii) other limitations on indebtedness and (iii) restrictions on certain payments. In addition, the Notes place restrictions on the Parent's ability to pay dividends, other than in certain circumstances as defined in the Indenture. Except with the occurrence of an event of default, the Company has no restrictions upon transfers of funds in the form of dividends, loans or cash advances. The Issuers have been in compliance with the financial covenants set forth in the Indenture.

     The Company has a revolving credit facility (the "Credit Facility") which allows the Company to borrow up to $5,000 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of 0.375% per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5% (8.25% at December 31, 1998). The Credit Facility constitutes senior indebtedness of the Company and is secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial covenants. The Credit Facility does not restrict the Company from transferring funds to its Parent or its subsidiary in the form of dividends, loans or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to the Parent. The Credit Facility expires on November 27, 1999. At December 31, 1997 and 1998, the Company had approximately $459 and $976, respectively, available for borrowing under the Credit Facility as limited by the borrowing base computation and had no outstanding balance.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                  (Dollars in thousands except share amounts)


7.   Income Taxes

     The Company is subject to a federal large corporation tax based on 0.225% of the Company's total equity. As of April 1, 1997, Nova Scotia enacted a provincial capital tax based on 0.25% of the Company's total equity (prorated to 0.1888% for the 1997 calendar year). The Company has benefited from net operating tax losses and investment tax credit carryforwards, which expire in various amounts through 2005 and 2003, respectively. The net operating tax loss carryforwards available to offset Canadian taxable income at December 31,1997 and 1998 were $59,483 and $55,097, respectively. The investment tax credit carryforward available to reduce Canadian income taxes was $7,302 at December 31, 1997 and 1998. The Company has provided a full valuation allowance against the tax assets resulting from these net operating tax loss and investment tax credit carryforwards because it is not certain that the deferred tax assets will be utilized in the future.

8.   Related-Party Transactions

   The Predecessor Company

     As a wholly owned subsidiary of STI, the Predecessor Company engaged in various related-party transactions with STI and its affiliates. STI allocated certain corporate, operating and administrative services to the Predecessor Company, including certain legal services, risk management, tax services and return preparation, employee benefit administration, cash management and other services. For the period ended November 27, 1996, $1,610 was paid for these direct and indirect services.

   The Company

     As a wholly owned subsidiary, the Company engages in various related-party transactions with the Parent and its subsidiaries. The unpaid portion of these transactions is included in the intercompany balance. All intercompany balances owed to Praxair or its affiliates were settled as a result of the Acquisition.

     The Parent and its subsidiaries directly and indirectly allocate certain corporate, operating and administrative expenses and services to the Company, including certain legal services, risk management, tax services, employee benefit administration, cash management and other services and certain depreciation and amortization expenses. For the period ended December 31, 1996 and the years ended December 31, 1997 and 1998 $1,026, $2,054 and $2,775, respectively, were paid for these services.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                  (Dollars in thousands except share amounts)


9.    Commitment and Contingencies

   Environmental, Health and Safety Matters

      In connection with the Acquisition, studies were undertaken by and for Praxair to identify potential environmental, health, and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper, Nova Scotia, Canada facility. Praxair has agreed to pay for certain of these environmental costs subject to certain limitations. Praxair has paid approximately $2,300 during the period from November 27, 1996 to December 31, 1998 related to such costs. Based on investigations conducted and information available to date, the potential cost of additional remediation and compliance is estimated at $10,000, substantially all of which the Company believes is the responsibility of Praxair per the Acquisition agreement. The Company has also identified certain other environmental, health and safety costs not covered by the agreement with Praxair for which $1,250 was accrued in 1996 ($10 of which has been expended through December 31, 1998). The Company believes that these environmental, health and safety costs, subject to reimbursement from Praxair, will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

   Litigation

     Global Petroleum Corp. ("Global") brought an action against the Company in December 1993 in the Supreme Court of Nova Scotia seeking the release of certain petroleum products owned by Global that the Company was holding to secure the payment of certain invoices. Global secured the release of the products by posting a $2,000 bond. Global claims damages of $1,200 for breach of contract and the Company counter-claimed for breach of contract and payment of the approximately $2,000 of unpaid invoices for product storage and other service. In April 1996, Global, Scotia Synfuels Limited and their related companies brought suit against CBI and the Company in the Supreme Court of Nova Scotia alleging damages in the amount of $100,000 resulting from misrepresentation, fraud and breach of fiduciary duty associated with the reactivation of the Point Tupper Facility and the sale of their shares in Point Tupper Terminals Company, a predecessor to Statia Canada, to an affiliate of the Company and CBI.

     The Company believes the allegations made in this proceeding are factually inaccurate and intends to vigorously contest this claim. In connection with the Acquisition, Praxair agreed to indemnify the Company against damages relating to the foregoing proceeding. While no estimate can reasonably be made of any ultimate liability at this time, the Company believes the ultimate outcome of this proceeding will not have a material effect on the Company's business, financial condition or results of operations.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                  (Dollars in thousands except share amounts)


9.    Commitment and Contingencies - Continued

     The Company is involved in various other claims and litigation arising in the normal course of its business. Based upon analysis of legal matters and discussions with legal counsel, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position, cash flows and results of operations.

   Other Accrued Expenses

     A summary of other accrued expenses consists of the following as of December 31:

                                                  1997            1998
                                                ---------       ---------

       Personnel and related costs              $     185       $     258
       Professional fees                              241             264
       Environmental expenses                       1,250           1,240
       Other                                          246             660
                                                ---------       ---------
                                                $   1,922       $   2,422
                                                =========       =========

10.  Segment Information

     The Company is organized around several different factors, the most significant of which are products and services. The company's primary products and services are bunker and bulk product sales and terminaling services (consisting of storage, throughput, dock charges, emergency response fee and other terminal charges).

     The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each segment are earnings before interest, taxes, depreciation, amortization and certain unallocated profits and losses ("Internal EBITDA") and earnings (loss) before interest taxes and certain unallocated profits and losses ("Internal EBIT"). Depreciation and amortization expenses included in Internal EBIT include certain amounts allocated from entities related to the Company.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                  (Dollars in thousands except share amounts)


10.  Segment Information - Continued

     The following information is provided for the Company's bunker and bulk products sales and terminaling services segments:

                                                  Predecessor
                                                    Company                         The Company
                                                ---------------   --------------------------------------------
                                                                    Period from
                                                January 1, 1996      Inception
                                                    Through           through          Year Ended December 31,
                                                  November 27,     December 31,      -------------------------
                                                      1996             1996             1997            1998
                                                ---------------    ------------      ---------       ---------
REVENUES:
     Terminaling services                           $  8,179          $   790        $  15,566       $  20,640
     Bunker and bulk product sales                     3,652              841            3,326             881
                                                    --------          -------        ---------       ---------
       Total                                        $11,831           $ 1,631        $  18,892       $  21,521
                                                    ========          =======        =========       =========

INTERNAL EBITDA:
     Terminaling services                           $     85          $    58        $   5,221       $   8,478
     Bunker and bulk product sales                       121               75              145              37
                                                    --------          -------        ---------       ---------
       Total                                        $    206          $   133        $   5,366       $   8,515
                                                    ========          =======        =========       =========

DEPRECIATION AND AMORTIZATION
  EXPENSES:
     Terminaling services                           $    868          $ 1,604        $   1,784       $   2,130
     Bunker and bulk product sales                        17              -                 19              18
                                                    --------          -------        ---------       ---------
        Total                                       $    885          $ 1,604        $   1,803       $   2,148
                                                    ========          =======        =========       =========

INTERNAL EBIT:
     Terminaling services                           $   (783)         $(1,546)       $   3,437       $   6,348
     Bunker and bulk product sales                       104               75              126              19
                                                    --------          -------        ---------       ---------
       Total                                        $   (679)         $(1,471)       $   3,563       $   6,367
                                                    ========          =======        =========       =========

CAPITAL EXPENDITURES:
     Terminaling services                           $    819          $   306        $     954       $   1,305
     Bunker and bulk product sales                      -                 -               -               -
                                                    --------          -------        ---------       ---------
       Total                                        $    819          $   306        $     954       $   1,305
                                                    ========          =======        =========       =========

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                  (Dollars in thousands except share amounts)

10.  Segment Information - Continued

                                                      December 31,
                                                --------------------------
                                                  1997            1998
                                                  ----            ----

ASSETS:
    Terminaling services                        $  29,523       $  29,095
    Bunker and bulk product sales                     533             323
    Unallocated assets                              3,561           9,087
                                                ---------       ---------
                                                $  33,617       $  38,505
                                                =========       =========

     A reconciliation of Internal EBIT to the Company's income (loss) before provision for income taxes and preferred stock dividends is as follows:

                                                  Predecessor
                                                    Company                         The Company
                                                ---------------    --------------------------------------------
                                                                    Period from
                                                January 1, 1996      Inception
                                                    Through           through          Year Ended December 31,
                                                  November 27,     December 31,      --------------------------
                                                      1996             1996             1997            1998
                                                ---------------    -------------     ---------       ----------
Internal EBIT                                       $   (679)         $(1,471)       $   3,563       $   6,367
Unallocated operating and administrative
  expenses, depreciation and amortization
  expenses allocated from related parties,
  and other                                             (536)           1,443              216             157
Interest expense excluding debt cost
  amortization expense                                (3,667)            (318)          (3,316)         (3,315)
Interest income                                           18                2               28             104
                                                    --------          -------        ---------       ---------
     Income (loss) before provision for
       income taxes and preferred stock
       dividends                                    $ (4,864)         $  (344)       $     491       $   3,313
                                                    ========          =======        =========       =========

   Significant Customers

     The Company presently has a long-term storage and throughput contract with a subsidiary of Tosco Corporation which expires in 1999. The Company also derives terminaling services revenues and bunker sales from parties unaffiliated with Tosco, primarily because of the movement of Tosco products through the Company's terminal.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                  (Dollars in thousands except share amounts)


10.  Segment Information - Continued

     The following table sets forth such revenues as a percentage of the Company's total revenue:

                                                  Predecessor
                                                    Company                         The Company
                                                ---------------    -------------------------------------------
                                                                    Period from
                                                January 1, 1996      Inception
                                                    Through           through          Year Ended December 31,
                                                  November 27,     December 31,        -----------------------
                                                      1996             1996             1997            1998
                                                ---------------    ------------        ------          -------
Storage and throughput contract                       48.9%            29.3%             52.1%          45.2%
Unaffiliated third parties                            16.0%            42.7%             29.3%          12.0%
Bunker sales                                           7.0%             7.7%              0.6%           -
                                                     -----            -----              ----           ----
       Total                                          71.9%            79.7%             82.0%          57.2%
                                                      ====             ====              ====           ====

     Although the Company has a long standing relationship and long-term contract with Tosco, if such long-term contract were not renewed or replaced at the end of its term, or if the Company otherwise lost any significant portion of its revenues from this customer, such nonrenewal/replacement or loss could have a material adverse effect on the Company's business, financial condition and ability to pay dividends. The Company also has long-term contracts with other key customers, and there can be no assurance that these contracts will be renewed at the end of their terms or that the Company will be able to enter into long-term contracts on terms favorable to it, or at all.

11.  Retirement Plan

     The Company sponsors a retirement savings plan for certain employees residing in Canada. Amounts charged to expense for this plan are not significant.

12.  Subsequent Event (Unaudited)

     On February 12, 1999, Statia Terminals Group N.V. (the sole stockholder of the Parent) filed documents with the Securities and Exchange Commission to sell
7.6 million of its common shares (exclusive of an over allotment option available to underwriters for an additional 760,000 shares) in its initial equity public offering. The offering price is expected to be between $19.50 and $20.50 per share, raising gross proceeds of approximately $152,000 (approximately $167,000 if the over allotment option is fully exercised). A portion of the proceeds of the offering will be used to redeem approximately 25% (approximately 35% if the over allotment options is fully exercised) of the 11-3/4% Notes co-issued by the Parent and the Company.

                                 Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Statia Terminals International N.V.
Date:  March 31, 1999                       (Registrant)


                                            By: /s/ James G. Cameron
                                                ------------------------------
                                                James G. Cameron
                                                Managing Director


                                            By: /s/ James F. Brenner
                                                -----------------------------
                                                James F. Brenner
                                                Vice President and Treasurer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this 1998 Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ James G. Cameron
-----------------------
James G. Cameron                Managing Director                 March 31, 1999
                                (Principal Executive Officer)

/s/ John K. Castle
-----------------------
John K. Castle                  Managing Director                 March 31, 1999


/s/ David B. Pittaway
-----------------------
David B. Pittaway               Managing Director                 March 31, 1999


/s/ Justin B. Wender
-----------------------
Justin B. Wender                Managing Director                 March 31, 1999


/s/ James F. Brenner
-----------------------
James F. Brenner                Vice President and                March 31, 1999
                                Treasurer (Principal
                                Financial and Accounting
                                Officer)

                                Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Statia Terminals Canada, Incorporated
Date:  March 31, 1999           (Registrant)


By:  /s/ Paul R. Crissman
     --------------------
       Paul R. Crissman         Director and President

By:  /s/ James F. Brenner
     --------------------
       James F. Brenner         Vice President, Finance


       Pursuant to the requirements of the Securities Exchange Act of 1934, this 1998 Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Paul R. Crissman
--------------------
Paul R. Crissman                 Director and President           March 31, 1999
                                 (Principal Executive Officer)

/s/ Clarence W. Brown
---------------------
Clarence W. Brown                Director                         March 31, 1999

/s/ James G. Cameron
--------------------
James G. Cameron                 Director                         March 31, 1999

/s/ James F. Brenner
--------------------
James F. Brenner                 Vice President, Finance          March 31, 1999
                                 (Principal Financial and
                                 Accounting Officer)

                                EXHIBITS INDEX


Exhibit
Number       Description
-------      -----------
3.1*         Articles of Incorporation Statia Terminals International N.V.
3.2*         Memorandum  and  Articles  of  Association   of  Statia
              Terminals   Canada Incorporated

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

4.1b****     Second Amendment, dated as of February 25, 1998, to the
              Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland Bank.

4.1c*****    Third Amendment, dated as of July 29, 1998, to the
              Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland Bank.

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

4.6*        Share Pledge Agreement,  dated as of November 27, 1996, by and between Statia Terminals International N.V. and Marine Midland
             Bank.

4.7*****    Amendment, dated as of December 18, 1998, by and among Statia
             Terminals Delaware N.V., Marine Midland Bank and Statia Terminals Delaware Inc. to Share Pledge Agreement , dated as of November 27, 1996 by and between Statia Terminals International N.V. and Marine Midland Bank.

4.8*         Share Pledge Agreement,  dated as of November 27, 1996, by and between Statia Terminals N.V. and Marine Midland Bank.

4.9*         Share Pledge Agreement,  dated as of November 27, 1996, by and between Statia Terminals Corporation N.V. and Marine Midland Bank.

4.10*        Share Pledge  Agreement,  dated as of November 27, 1996, by and between Seven Seas Steamship Company, Inc. and Marine Midland
              Bank.

4.11*        Fiduciary Transfer of Tangible Assets Agreement, dated as
              of November 27, 1996, by and between Statia Terminals N.V., Saba Trustcompany N.V., Bicen Development Corporation N.V., Statia Laboratory Services N.V., Statia Tugs N.V., Seven Seas Steamship Company (Sint Eustatius) N.V. and Marine Midland Bank.

4.12*        Fiduciary Assignment of Intangible Assets Agreement, dated as of November 27, 1996, by and between Statia Terminals International N.V., Statia Terminals Corporation N.V., Statia Terminals N.V., Saba Trustcompany N.V., Bicen Development Corporation N.V., Statia Laboratory Services N.V., Seven Seas Steamship Company (Sint Eustatius) N.V., Statia Tugs N.V. and Marine Midland Bank.

4.13*        Deed of  Mortgage,  dated  as of  November  27,  1996,  by and among Statia Terminals N.V., Statia Laboratory Services N.V., Saba Trustcompany N.V. and Bicen Development Corporation N.V. as mortgagors and Marine Midland Bank as mortgagee.

4.14*        Fixed and Floating Charge Debenture, made as of November
              27, 1996, between Statia Terminals Canada, Incorporated and Marine Midland Bank.

4.15*        Debenture Delivery Agreement, dated as of November 27,
              1996, between Statia Terminals Canada, Incorporated and Marine Midland Bank.

4.16*        Shares Pledge Agreement, made as of November 27, 1996,
              between Statia Terminals Canada, Incorporated and Marine Midland Bank.

4.17*        Shares  Pledge  Agreement,  dated as of November  27,  1996, between  Statia Terminals Corporation N.V. and Marine Midland
              Bank.

4.18*        Debt  Allocation  Agreement,  dated as of November 27, 1996, between Statia Terminals International N.V. and Statia Terminals Canada, Incorporated.

4.19*        United States Shares Pledge and Security Agreement, dated
              as of November 27, 1996, by and among Statia Terminals International N.V., Statia Delaware Holdco II, Statia Terminals Delaware, Inc., Statia Terminals, Inc., W.P. Company, Inc. and Marine Midland Bank.

10.1*        Storage  and  Throughput  Agreement,  dated as of May 6, 1993
              ("Storage  and Throughput Agreement").

10.2*        Marine Fuel Agreement, dated as of May 6, 1993 ("Marine Fuel
              Agreement").

10.3*        Amendment,  dated as of January  1, 1996 to (i) the  Storage  and
              Throughput Agreement and (ii) the Marine Fuel Agreement.

10.3a****    Amendment, dated as of December 27, 1996 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement for the year ended December 31, 1997

10.3b****    Amendment, dated as of December 28, 1997 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement for the year ended December 31, 1998

10.3c******  Amendment, dated February 26, 1999 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement for the years ended December 31, 2000

10.4*        Storage and Throughput Agreement, dated as of August 20, 1993.

10.5*        Storage and Throughput Agreement, dated as of August 1, 1994.

10.5a        Amendment,  dated  as of  March  23,  1999,  to the  Storage  and
              Throughput Agreement, dated as of August 1, 1994.

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

10.8**       Employment  Agreement,   dated  as  of  November  27,  1996,
              between Statia Terminals Group N.V., Statia Terminals, Inc. and Robert R. Russo.

10.9**       Employment  Agreement,   dated  as  of  November  27,  1996,
              between Statia Terminals Group N.V., Statia Terminals, Inc. and John D. Franklin.

10.10*       Employment  Agreement,   dated  as  of  November  27,  1996,
              between Statia Terminals Group N.V., Statia Terminals, Inc. and James F. Brenner.

10.11*       Employment  Agreement,   dated  as  of  November  27,  1996,
              between Statia Terminals Group N.V., Statia Terminals, Inc. and Jack R. Pine.

10.12*       Loan and Share Agreement, dated as of November 27, 1996
              between Congress Financial Corporation (Florida) and Statia Terminals N.V.

10.13*       Loan  Agreement, dated as of November 27, 1996, by and among
              Congress Financial  Corporation  (Canada), Statia Terminals
              Canada,

              Incorporated and Point Tupper Marine Services Limited.

10.14****    1997 Stock Option Plan with Award Agreements.

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

** Incorporated by reference to the December 31, 1996 Form 10-K, dated May 13, 1997.

*** Incorporated by reference to the September 30, 1997 Form 10-Q, dated November 14, 1997.

**** Incorporated by reference to the December 31, 1997 Form 10-K, dated March 31, 1998.

***** Incorporated by reference to the Registration Statement of the Parent on Form S-1, dated February 12, 1999, filed with the U.S. Securities and Exchange Commission (Registration Statement No. 333-72317).

****** Incorporated by reference to Amendment No. 1 to the Registration
       Statement of the Parent on Form s-1, dated March 22, 1999, filed with the U.S. Securities and Exchange Commission (Registration Statement No. 333-72317).