Form 10-Q
period 1999-03-31
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 1999-05-17
CIK 1029101, 1029102

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              -----------------

                                  FORM 10-Q

 (Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended  March 31, 1999

                                      OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _____________________



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

                                 -----    -----
         The equity securities of the registrants have not been, and are not required to be, registred under either the Securities Act of 1933 or the Securities Exchange Act of 1934.

                     Statia Terminals International N.V.
                                     and
                    Statia Terminals Canada, Incorporated

                        Quarterly Report on Form 10-Q
                                March 31, 1999

                              Table of Contents
                                                                       Page No.
                                                                       --------
                        PART I. FINANCIAL INFORMATION
                        -----------------------------


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

                          PART II. OTHER INFORMATION
                          --------------------------

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


         This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in Items 1, 2 and 3 of Part I hereof, as well as within this Report generally. In addition, when used in this Report, the words "may", "will", "believe," "anticipate," "expect", "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of fluctuations in the supply of and demand for crude oil and other petroleum products, changes in the petroleum terminaling industry, added costs due to changes in government regulations affecting the petroleum industry, the loss of a major customer, the financial condition of the Company's customers, interruption of our operations caused by adverse weather conditions, the condition of the United States economy, risks associated with our efforts to comply with the Y2K requirement, and other factors included in this Report and the Company's Annual Report on Form 10-K. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                          Item 1. Financial Statements

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Dollars in thousands)

                                                                                    December 31,          March 31,
                                                                                        1998                 1999
                                                                                   ----------------    -----------------
                                                                                                          (Unaudited)
                                                        ASSETS
                                                        ------
CURRENT ASSETS:

   Cash and cash equivalents                                                         $      13,873       $      20,472
   Accounts receivable-
      Trade, net                                                                             7,562               8,897
      Other                                                                                  2,328               1,611
   Inventory, net                                                                            4,528               1,449
   Prepaid expenses                                                                            172                 762
                                                                                   ----------------    -----------------

           Total current assets                                                             28,463              33,191

PROPERTY AND EQUIPMENT, net                                                                209,970             209,202

OTHER NONCURRENT ASSETS, net                                                                 4,745               4,560
                                                                                   ----------------    -----------------

           Total assets                                                              $     243,178       $     246,953
                                                                                   ================    =================

                                         LIABILITIES AND STOCKHOLDER'S EQUITY
                                         ------------------------------------

CURRENT LIABILITIES:

   Accounts payable                                                                 $       9,012        $       8,100
   Accrued interest payable                                                                 2,027                5,993
   Other accrued expenses                                                                   8,439                8,698
                                                                                  -----------------    -----------------

           Total current liabilities                                                       19,478               22,791

LONG-TERM DEBT                                                                            135,000              135,000
                                                                                  -----------------    -----------------

           Total liabilities                                                              154,478              157,791
                                                                                  -----------------    -----------------

STOCKHOLDER'S EQUITY:

   Common stock                                                                                 6                    6
   Additional paid-in capital                                                              92,344               92,344
   Accumulated deficit                                                                     (3,650)              (3,188)
                                                                                  -----------------    -----------------

           Total stockholder's equity                                                      88,700               89,162
                                                                                  -----------------    -----------------

           Total liabilities and stockholder's equity                               $     243,178        $     246,953
                                                                                  =================    =================


              The accompanying notes are an integral part of these
                        condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) AND ACCUMULATED DEFICIT
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                        For the Three Months Ended
                                                                                                March 31,
                                                                                               (Unaudited)
                                                                                   -------------------------------------
                                                                                          1998                1999
                                                                                   ----------------    -----------------
REVENUES                                                                              $    30,364         $    37,415

COSTS OF SERVICES AND PRODUCTS SOLD                                                        25,120              28,600
                                                                                   ----------------    -----------------

                  Gross profit                                                              5,244               8,815

ADMINISTRATIVE EXPENSES                                                                     1,816               2,125

SPECIAL COMPENSATION EXPENSE                                                                  -                 1,947
                                                                                   ----------------    -----------------

                  Operating income                                                          3,428               4,743

INTEREST EXPENSE                                                                            4,227               4,202

INTEREST INCOME                                                                               110                 175
                                                                                   ----------------    -----------------

                  Income (loss) before provision for income taxes                            (689)                716

PROVISION FOR INCOME TAXES                                                                    205                 254
                                                                                   ----------------    -----------------

                  Net income (loss) available to common stockholder                          (894)                462

ACCUMULATED DEFICIT, beginning of period                                                   (6,674)             (3,650)
                                                                                   ----------------    -----------------

ACCUMULATED DEFICIT, end of period                                                  $      (7,568)      $      (3,188)
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                   ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  1998                1999
                                                                                   --------------     ---------------
   Net income (loss) available to common stockholder                                $       (894)       $        462
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
          Depreciation, amortization and non-cash charges                                  2,907               2,956
         (Increase) decrease in accounts receivable-trade                                  3,118              (1,335)
         (Increase) decrease in other receivables                                           (496)                717
         (Increase) decrease in inventory                                                   (615)              3,079
          Increase in prepaid expenses                                                    (1,788)               (590)
         (Increase) decrease in other non-current assets                                       1                 (44)
          Increase (decrease) in accounts payable                                             68                (912)
          Increase in accrued expenses                                                     4,326               4,259
                                                                                   --------------     ---------------

           Net cash provided by operating activities                                       6,627               8,592
                                                                                   --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                                    (2,449)             (2,008)
   Proceeds from sale of property and equipment                                              -                    15
                                                                                   --------------     ---------------

           Net cash used in investing activities                                          (2,449)             (1,993)
                                                                                   --------------     ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                      4,178               6,599

CASH AND CASH EQUIVALENTS, beginning of period                                             6,083              13,873
                                                                                   --------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                                            $     10,261        $     20,472
                                                                                   ==============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes                                                       $        104       $         188
                                                                                   ==============     ===============
   Cash paid for interest                                                           $         42       $          18
                                                                                   ==============     ===============



              The accompanying notes are an integral part of these
                        condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                             (Dollars in thousands)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals International N.V. ("Statia") and its subsidiaries (together with Statia, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. Statia is a wholly-owned subsidiary of Statia Terminals Group N.V. (the "Parent"). Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Additionally, the transactions discussed in notes 4 and 5 below will impact the Company's results of operations and financial condition.

2.  RECLASSIFICATIONS AND COMPREHENSIVE INCOME

         Certain amounts in the prior year consolidated condensed financial statements have been reclassified to conform to the current year presentation.

         For all periods presented herein, there were no differences between net income and comprehensive income.

3.  SEGMENT INFORMATION

         The Company is organized around several different segments, the two most significant of which are products and services, and geographic location. The Company's primary products and services are bunker and bulk product sales, and terminaling services (consisting of storage, throughput, dock charges, emergency response fees and other terminal charges).

         The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each segment are earnings before interest expense, interest income, income taxes, depreciation, amortization and certain unallocated income and expenses ("Internal EBITDA") and earnings before interest expense, interest income, income taxes and certain unallocated income and expenses ("Internal EBIT").

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                             (Dollars in thousands)

3.  SEGMENT INFORMATION--(CONTINUED)

         The following information is provided for the Company's terminaling services and bunker and bulk products sales segments:

                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                   ----------------------------------
                                                                                       1998                1999
                                                                                   --------------     ---------------
REVENUES:
   Terminaling services                                                             $     14,182        $     16,628
   Bunker and bulk product sales                                                          16,182              20,787
                                                                                   --------------     ---------------
           Total                                                                    $     30,364        $     37,415
                                                                                   ==============     ===============

INTERNAL EBITDA:
   Terminaling services                                                             $      5,375        $      8,178
   Bunker and bulk product sales                                                             913               1,274
                                                                                   --------------     ---------------
           Total                                                                    $      6,288        $      9,452
                                                                                   ==============     ===============

DEPRECIATION AND AMORTIZATION EXPENSE:
   Terminaling services                                                             $      2,781        $      2,823
   Bunker and bulk product sales                                                             126                 133
                                                                                   --------------     ---------------
           Total                                                                    $      2,907        $      2,956
                                                                                   ==============     ===============

INTERNAL EBIT:

   Terminaling services                                                              $     2,594        $      5,355
   Bunker and bulk product sales                                                             787               1,141
                                                                                   --------------     ---------------
           Total                                                                     $     3,381        $      6,496
                                                                                   ==============     ===============


         A reconciliation of Internal EBIT to the Company's income (loss) before provision for income taxes is as follows:

                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                   ----------------------------------
                                                                                       1998                1999
                                                                                   --------------     ---------------
Internal EBIT                                                                       $      3,381        $      6,496
Unallocated operating and administrative expenses                                           (181)                (33)
Special compensation expense                                                                 -                (1,947)
Interest expense excluding debt cost amortization expense                                 (3,999)             (3,975)
Interest income                                                                              110                 175
                                                                                   --------------     ---------------

Income (loss) before provision for income taxes                                     $       (689)       $        716
                                                                                   ==============     ===============


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                             (Dollars in thousands)

4.  REPURCHASE OF FIRST MORTGAGE NOTES

         On April 28, 1999, the Parent completed its initial public equity offering of 7.6 million common shares (the "Offering"). The Offering price was $20 per share raising gross proceeds to the Parent of $152,000. A portion of the Offering proceeds was used by the Parent to purchase additional capital stock of Statia totaling $37,716. During the second quarter of 1999, the Company used the proceeds from the sale of Statia's capital stock and existing cash to repurchase in the open market a principal amount of $34,000 of the Company's 11 3/4% First Mortgage Notes (the "Notes") for $39,530, including acquisition costs and accrued interest of $3,689 and $1,841, respectively. During the second quarter of 1999, the acquisition costs and the unamortized deferred financing costs related to the repurchased Notes totaling $4,743 will be recorded as an extraordinary loss net of any income taxes on the Company's statement of income
(loss) and accumulated deficit.

5.  SPECIAL COMPENSATION EXPENSE

         During the three months ended March 31, 1999, the Company recorded as special compensation expense a bonus in the amount of $1,947 for particular members of the Company's management. The purpose of the special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the Offering and other past compensation arrangements.

         In connection with the Offering, certain options previously granted to some of the Company's employees to purchase the Parent's common stock became fully vested, were exercised and became subordinated shares of the Parent. The Parent was amortizing the difference between the estimated fair value of the options at the date of grant and the exercise price over the vesting period of five years and charging such amounts to the Company as compensation expense. On April 28, 1999, the remaining unamortized compensation expense associated with these options of $2,152 was recorded as a non-cash special compensation expense.

6.   FINANCIAL STATEMENTS BY JURISDICTION

         In connection with certain transactions, the Company issued the Notes in 1996. The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of Statia, other than Statia Terminals Canada, Incorporated ("Statia Canada") which is a co-obligor on the Notes. Each of the subsidiary guarantors is, directly or indirectly, wholly-owned by Statia. The Company has an inactive, non-guaranteeing subsidiary which is inconsequential, individually and in the aggregate, and which has no assets, liabilities or operations, and is in the process of being dissolved by the Company. The following combining condensed financial data illustrates the composition of the Company's subsidiary guarantors, combined by jurisdiction. The enforceability of the guarantees may be affected differently under the laws of the applicable jurisdictions. Separate financial statements of the subsidiaries are not presented because management of the Company has determined that they are not material to investors.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)

                        COMBINING CONDENSED BALANCE SHEET
                                December 31, 1998

                                                                                                  Guaranteeing Subsidiaries
                                                                             ----------------------------------------------------
                                                                             Statia Terminals                       Netherlands
                                                                               Canada, Inc.          Statia           Antilles
                                                         Statia Terminals      (includes all       Terminals         other than
                                                        International N.V.       Canadian             N.V.             Statia
                          ASSETS                         (Unconsolidated)        Entities)        Consolidated     Terminals N.V.
                          ------                        ------------------   ----------------     ------------     --------------

CURRENT ASSETS:
   Cash and cash equivalents                                  $      44          $   4,409          $   9,037         $      39
   Accounts receivable, net                                           -              2,243              7,640                 1
   Inventory, net                                                     -                323              4,205                 -
   Other current assets                                               -                 54                 31                 -
                                                              ---------          ---------          ---------         ---------
           Total current assets                                      44              7,029             20,913                40

PROPERTY AND EQUIPMENT, net                                           -             28,192            177,241             1,080

INVESTMENT IN SUBSIDIARIES                                       81,947                  -                  -            82,084

OTHER NONCURRENT ASSETS, net                                          -                979              3,597                 1
                                                              ---------          ---------          ---------         ---------
           Total assets                                       $  81,991          $  36,200          $ 201,751         $  83,205
                                                              =========          =========          =========         =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                   $     439          $   4,984          $  12,934         $     122
   Payable to (receivable from) affiliates                       (7,148)            (2,305)             5,256              (762)
                                                              ---------          ---------          ---------         ---------
           Total current liabilities                             (6,709)             2,679             18,190              (640)

LONG-TERM DEBT                                                        -             28,060            106,940                 -
                                                              ---------          ---------          ---------         ---------
           Total liabilities                                     (6,709)            30,739            125,130              (640)
                                                              ---------          ---------          ---------         ---------

STOCKHOLDERS' EQUITY:
   Preferred stock                                                    -                  -                  -                 7
   Common stock                                                       6                  -             19,395                12
   Additional paid-in capital                                    92,344              2,266             56,914            80,352
   Retained earnings (deficit)                                   (3,650)             3,195                312             3,474
                                                              ---------          ---------          ---------         ---------
           Total stockholders' equity                            88,700              5,461             76,621            83,845
                                                              ---------          ---------          ---------         ---------
           Total liabilities and stockholders' equity         $  81,991          $  36,200          $ 201,751         $  83,205
                                                              =========          =========          =========         =========



                                                                         Reclassifications
                                                              United            and           Consolidated
                          ASSETS                              States       Eliminations          Total
                          ------                              ------    -----------------    -------------

CURRENT ASSETS:
   Cash and cash equivalents                               $     344              $   -          $  13,873
   Accounts receivable, net                                        6                  -              9,890
   Inventory, net                                                  -                  -              4,528
   Other current assets                                           87                  -                172
                                                           ---------          ---------          ---------
           Total current assets                                  437                  -             28,463

PROPERTY AND EQUIPMENT, net                                    3,457                  -            209,970

INVESTMENT IN SUBSIDIARIES                                       318           (164,349)                 -

OTHER NONCURRENT ASSETS, net                                     168                  -              4,745
                                                           ---------          ---------          ---------
           Total assets                                    $   4,380          $(164,349)         $ 243,178
                                                           =========          =========          =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                $   1,274          $      (2)         $  19,751
   Payable to (receivable from) affiliates                     4,686                  -               (273)
                                                           ---------          ---------          ---------
           Total current liabilities                           5,960                 (2)            19,478

LONG-TERM DEBT                                                     -                  -            135,000
                                                           ---------          ---------          ---------
           Total liabilities                                   5,960                 (2)           154,478
                                                           ---------          ---------          ---------

STOCKHOLDERS' EQUITY:
   Preferred stock                                                 -                 (7)                 -
   Common stock                                                    -            (19,407)                 6
   Additional paid-in capital                                    300           (139,832)            92,344
   Retained earnings (deficit)                                (1,880)            (5,101)            (3,650)
                                                           ---------          ---------          ---------
           Total stockholders' equity                         (1,580)          (164,347)            88,700
                                                           ---------          ---------          ---------
           Total liabilities and stockholders' equity      $   4,380          $(164,349)         $ 243,178
                                                           =========          =========          =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)

                      COMBINING CONDENSED INCOME STATEMENT
                    For the Three Months Ended March 31, 1998

                                                                                              Guaranteeing Subsidiaries
                                                                           ------------------------------------------------------
                                                                           Statia Terminals                     Netherlands
                                                                             Canada, Inc.         Statia         Antilles
                                                       Statia Terminals      (includes all      Terminals       other than
                                                      International N.V.       Canadian            N.V.           Statia
                                                       (Unconsolidated)        entities)       Consolidated   Terminals N.V.
                                                      ------------------   ----------------    ------------   --------------

REVENUES                                                    $   -               $   4,479       $  25,104         $   129

COST OF SERVICES AND PRODUCTS SOLD                              -                   2,991          21,212             135
                                                            ---------           ---------       ---------         -------
           Gross profit                                         -                   1,488           3,892              (6)

ADMINISTRATIVE EXPENSES                                            50                 551           1,046             -
                                                            ---------           ---------       ---------         -------
           Operating income (loss)                                (50)                937           2,846              (6)

INTEREST EXPENSE                                                -                     880           3,346             -

INTEREST INCOME                                                 -                      13              96             -
                                                            ---------           ---------       ---------         -------
           Income (loss) before provision
              for income taxes                                    (50)                 70            (404)             (6)

PROVISION FOR INCOME TAXES                                          7                  18             168              10
                                                            -----------         ---------       ---------         -------
           Net income (loss)                                      (57)                 52            (572)            (16)

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                                            (837)              -               -                (520)
                                                            ---------           ---------       ---------         -------

           Net income (loss) available to
              common stockholder                            $    (894)          $      52       $    (572)        $  (536)
                                                            =========           =========       ==========        ========

DEPRECIATION AND
   AMORTIZATION EXPENSE                                     $      -            $     479       $   2,049         $    34
                                                            =========           =========       =========         =======



                                                                      Reclassifications
                                                           United            and          Consolidated
                                                           States       Eliminations          Total
                                                           ------     -----------------   ------------

REVENUES                                                  $  2,593         $ (1,941)        $   30,364

COST OF SERVICES AND PRODUCTS SOLD                           1,193             (411)            25,120
                                                          --------         --------         ----------
           Gross profit                                      1,400           (1,530)             5,244

ADMINISTRATIVE EXPENSES                                      1,699           (1,530)             1,816
                                                          --------         --------         ----------
           Operating income (loss)                            (299)            -                 3,428

INTEREST EXPENSE                                                 1             -                 4,227

INTEREST INCOME                                                  1             -                   110
                                                          --------         --------         ----------
           Income (loss) before provision
              for income taxes                                (299)            -                  (689)

PROVISION FOR INCOME TAXES                                       2             -                   205
                                                          --------         --------         ----------
           Net income (loss)                                  (301)            -                  (894)

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                                            2            1,355              -
                                                          --------         --------         -----------

           Net income (loss) available to
              common stockholder                          $   (299)        $  1,355         $     (894)
                                                          ========         ========         ==========

DEPRECIATION AND
   AMORTIZATION EXPENSE                                   $    345         $      -         $    2,907
                                                          ========         ========         ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (Dollars in thousands)

                   COMBINING CONDENSED STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 1998

                                                                                              Guaranteeing Subsidiaries
                                                                           -------------------------------------------------
                                                                           Statia Terminals                     Netherlands
                                                                             Canada, Inc.         Statia         Antilles
                                                       Statia Terminals      (includes all      Terminals       other than
                                                      International N.V.       Canadian            N.V.           Statia
                                                       (Unconsolidated)        entities)       Consolidated   Terminals N.V.
                                                      ------------------   ----------------    ------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities                $       2           $   359           $  5,288        $      3
                                                            ---------           -------           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                           -                  (116)            (1,372)          -
                                                            ---------           -------           --------         -------
           Net cash used in investing activities                -                  (116)            (1,372)          -
                                                            ---------           -------           ---------        -------

INCREASE IN CASH AND CASH EQUIVALENTS                               2               243              3,916               3

CASH AND CASH EQUIVALENTS,
   beginning of period                                              1             1,241              4,593              21
                                                            ---------           -------           --------        --------
CASH AND CASH EQUIVALENTS,
   end of period                                            $       3           $ 1,484           $  8,509        $     24
                                                            =========           =======           ========        ========


                                                           United      Consolidated
                                                           States         Total
                                                           -------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities                $  975        $  6,627
                                                            ------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                         (961)         (2,449)
                                                            ------        ---------
           Net cash used in investing activities              (961)         (2,449)
                                                            ------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS                           14           4,178

CASH AND CASH EQUIVALENTS,
   beginning of period                                          227          6,083
                                                            -------       --------
CASH AND CASH EQUIVALENTS,
   end of period                                            $   241       $ 10,261
                                                            =======       ========


              STATIA TERMINALS INTERNATIONAL, N.V. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)

                        COMBINING CONDENSED BALANCE SHEET
                                 March 31, 1999

                                                                                                  Guaranteeing Subsidiaries
                                                                             -----------------------------------------------------
                                                                             Statia Terminals                       Netherlands
                                                                               Canada, Inc.          Statia           Antilles
                                                         Statia Terminals      (includes all       Terminals         other than
                                                        International N.V.       Canadian             N.V.             Statia
                          ASSETS                         (Unconsolidated)        Entities)        Consolidated     Terminals N.V.
                          ------                        ------------------   ----------------     ------------     --------------
    CURRENT ASSETS:
       Cash and cash equivalents                              $    12             $  6,540         $  13,410         $      25
       Accounts receivable, net                                     2                1,380             8,980                 1
       Inventory, net                                            -                     285             1,164             -
       Other current assets                                      -                      56                96             -
                                                              -------             --------         ---------         ---------
               Total current assets                                14                8,261            23,650                26

    PROPERTY AND EQUIPMENT, net                                  -                  28,127           176,585             1,030

    INVESTMENT IN SUBSIDIARIES                                 82,475                 -                -                82,685

    OTHER NONCURRENT ASSETS, net                                 -                     965             3,422                 1
                                                              -------             --------         ---------         ---------

               Total assets                                   $82,489             $ 37,353         $ 203,657         $  83,742
                                                              =======             ========         =========         =========

           LIABILITIES AND STOCKHOLDERS' EQUITY


    CURRENT LIABILITIES:
       Accounts payable and accrued liabilities               $   468             $  4,215         $  16,831         $     179
       Payable to (receivable from) affiliates                 (7,141)                (460)            2,739              (883)
                                                              -------             --------         ---------         ---------
               Total current liabilities                       (6,673)               3,755            19,570              (704)

    LONG-TERM DEBT                                               -                  28,060           106,940             -
                                                              -------             --------         ---------         ---------
               Total liabilities                               (6,673)              31,815           126,510              (704)
                                                              -------             --------         ---------         ---------

    STOCKHOLDERS' EQUITY:
       Preferred stock                                           -                    -                -                     7
       Common stock                                                 6                 -               19,395                12
       Additional paid-in capital                              92,344                2,266            56,914            80,352
       Retained earnings (deficit)                             (3,188)               3,272               838             4,075
                                                              -------             --------         ---------         ---------
               Total stockholders' equity                      89,162                5,538            77,147            84,446
                                                              -------             --------         ---------         ---------

               Total liabilities and stockholders' equity     $82,489             $ 37,353         $ 203,657         $  83,742
                                                              =======             ========         =========         =========


                                                                        Reclassifications
                                                             United            and           Consolidated
                          ASSETS                             States       Eliminations          Total
                          ------                             ------     -----------------    ------------
    CURRENT ASSETS:
       Cash and cash equivalents                            $    485        $   -             $  20,472
       Accounts receivable, net                                  145            -                10,508
       Inventory, net                                           -               -                 1,449
       Other current assets                                      610            -                   762
                                                            --------        ---------         ---------
               Total current assets                            1,240            -                33,191

    PROPERTY AND EQUIPMENT, net                                3,460            -               209,202

    INVESTMENT IN SUBSIDIARIES                                   318         (165,478)             -

    OTHER NONCURRENT ASSETS, net                                 172            -                 4,560
                                                            --------        ---------         ---------

               Total assets                                 $  5,190        $(165,478)        $ 246,953
                                                            ========        =========         =========

           LIABILITIES AND STOCKHOLDERS' EQUITY


    CURRENT LIABILITIES:
       Accounts payable and accrued liabilities             $  1,599        $      -          $  23,292
       Payable to (receivable from) affiliates                 5,244            -                  (501)
                                                            --------        ---------         ---------
               Total current liabilities                       6,843            -                22,791

    LONG-TERM DEBT                                              -               -               135,000
                                                            --------        ---------         ---------
               Total liabilities                               6,843            -               157,791
                                                            --------        ---------         ---------

    STOCKHOLDERS' EQUITY:
       Preferred stock                                          -                  (7)             -
       Common stock                                             -             (19,407)                6
       Additional paid-in capital                                300         (139,832)           92,344
       Retained earnings (deficit)                            (1,953)          (6,232)           (3,188)
                                                            --------        ---------         ---------
               Total stockholders' equity                     (1,653)        (165,478)           89,162
                                                            --------        ---------         ---------

               Total liabilities and stockholders' equity   $  5,190        $(165,478)        $ 246,953
                                                            ========        =========         =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)

                      COMBINING CONDENSED INCOME STATEMENT
                    For the Three Months Ended March 31, 1999

                                                                                                     Guaranteeing Subsidiaries
                                                                                  ------------------------------------------------
                                                                                  Statia Terminals                     Netherlands
                                                                                    Canada, Inc.         Statia         Antilles
                                                              Statia Terminals      (includes all      Terminals       other than
                                                             International N.V.       Canadian            N.V.           Statia
                                                              (Unconsolidated)        entities)       Consolidated   Terminals N.V.
                                                             ------------------   ----------------    ------------   -------------
REVENUES                                                          $        -           $   5,117       $  32,137         $   151

COST OF SERVICES AND PRODUCTS SOLD                                         -               2,480          25,949             153
                                                                   ---------           ---------       ---------         -------
           Gross profit                                                    -               2,637           6,188              (2)

ADMINISTRATIVE EXPENSES                                                   59                 920           1,193             -

SPECIAL COMPENSATION EXPENSE                                               -                 779           1,071             -
                                                                   ---------           ---------       ---------         -------
           Operating income (loss)                                       (59)                938           3,924              (2)

INTEREST EXPENSE                                                          -                  875           3,327             -

INTEREST INCOME                                                           -                   55             119             -
                                                                   ---------           ---------       ---------         -------
           Income (loss) before provision
              for income taxes                                           (59)                118             716              (2)

PROVISION FOR INCOME TAXES                                                 7                  41             190             -
                                                                   ---------           ---------       ---------         -------
           Net income (loss)                                             (66)                 77             526              (2)

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                                                    528                 -               -               603
                                                                   ---------           ---------       ---------         -------
           Net income (loss) available to
              common stockholders                                  $     462           $      77       $     526         $   601
                                                                   =========           =========       =========         =======

DEPRECIATION AND
   AMORTIZATION EXPENSE                                            $       -           $     431       $   2,145         $    50
                                                                   =========           =========       =========         =======


                                                                              Reclassifications
                                                                   United            and           Consolidated
                                                                   States       Eliminations           Total
                                                                   ------     -----------------    ------------
REVENUES                                                           $   4,404       $ (4,394)        $   37,415

COST OF SERVICES AND PRODUCTS SOLD                                       449           (431)            28,600
                                                                   ---------       --------         ----------
           Gross profit                                                3,955         (3,963)             8,815

ADMINISTRATIVE EXPENSES                                                3,916         (3,963)             2,125

SPECIAL COMPENSATION EXPENSE                                              97            -                1,947
                                                                   ---------       --------         ----------
           Operating income (loss)                                       (58)           -                4,743

INTEREST EXPENSE                                                         -             -                 4,202

INTEREST INCOME                                                            1           -                   175
                                                                   ---------       --------         ----------
           Income (loss) before provision
              for income taxes                                           (57)          -                   716

PROVISION FOR INCOME TAXES                                                16           -                   254
                                                                   ---------       --------         ----------
           Net income (loss)                                             (73)          -                   462

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                                                     -          (1,131)             -
                                                                   ---------       --------         ----------
           Net income (loss) available to
              common stockholders                                  $     (73)      $ (1,131)        $      462
                                                                   =========       ========         ==========

DEPRECIATION AND
   AMORTIZATION EXPENSE                                            $     330       $    -           $    2,956
                                                                   =========       ========         ==========


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)

                   COMBINING CONDENSED STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 1999

                                                                                                   Guaranteeing Subsidiaries
                                                                                 ------------------------------------------------
                                                                                 Statia Terminals                     Netherlands
                                                                                   Canada, Inc.         Statia         Antilles
                                                             Statia Terminals     (includes all       Terminals       other than
                                                            International N.V.       Canadian            N.V.           Statia
                                                             (Unconsolidated)       entities)        Consolidated   Terminals N.V.
                                                            ------------------   ----------------    ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                                         $     (32)        $  2,453            $  5,742        $    (13)
                                                                  ----------        --------            --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    -             (322)             (1,369)             (1)
   Proceeds from sale of property and equipment                                          -                   -               -
                                                                  ----------         --------            --------        --------
           Net cash used in investing activities                                        (322)             (1,369)             (1)
                                                                  ----------         --------            --------        ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                     (32)           2,131               4,373             (14)

CASH AND CASH EQUIVALENTS,
   beginning of period                                                   44            4,409               9,037              39
                                                                  ---------         --------            --------        --------

CASH AND CASH EQUIVALENTS,
   end of period                                                  $      12         $  6,540            $ 13,410        $     25
                                                                  =========         ========            ========        ========


                                                                  United      Consolidated
                                                                  States         Total
                                                                  --------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                                          $  442        $  8,592
                                                                   ------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (316)         (2,008)
   Proceeds from sale of property and equipment                        15              15
                                                                   -------       --------
           Net cash used in investing activities                     (301)         (1,993)
                                                                   ------        ---------

INCREASE (DECREASE) IN CASH AND                                       141           6,599
   CASH EQUIVALENTS


CASH AND CASH EQUIVALENTS,                                            344          13,873
                                                                   ------        --------
   beginning of period

CASH AND CASH EQUIVALENTS,                                         $  485        $ 20,472
                                                                   ======        ========

     Item 2. Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals International N.V. and Subsidiaries as of March 31, 1999 and the three month periods ended March 31, 1999 and 1998 included herein. Reference should also be made to the Company's Annual Report on Form 10-K that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 1998. You should note that we sold our Brownsville, Texas, facility on July 29, 1998, and the figures below and our consolidated condensed financial statements for the three months ended March 31, 1998 include the Brownsville facility.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items in our consolidated condensed income statements.

                            Results of Operations
                            (Dollars in thousands)

                                                                     For the Three Months Ended March 31,
                                                               --------------------------------------------
                                                                         1998                   1999
                                                               ---------------------   --------------------
                                                                              % of                    % of
                                                                 Dollars    Revenues     Dollars    Revenues
                                                                ---------  ----------   ----------  --------
Revenues:

  Terminaling services                                           $ 14,182     46.7%     $ 16,628      44.4%
  Bunker and bulk product sales                                    16,182     53.3%       20,787      55.6%
                                                                 --------    ------     --------    -------
   Total revenues                                                  30,364    100.0%       37,415     100.0%
 Cost of services and products sold                                25,120     82.7%       28,600      76.4%
                                                                 --------    ------     --------    -------
   Gross profit                                                     5,244     17.3%        8,815      23.6%
 Administrative expenses                                            1,816      6.0%        2,125       5.7%
 Special compensation expense                                          -        -          1,947       5.2%
                                                                  --------    ------     --------    -------
   Operating income                                                 3,428     11.3%        4,743      12.7%
 Interest expense                                                   4,227     13.9%        4,202      11.2%
 Interest income                                                      110      0.4%          175       0.4%
                                                                  --------    ------     --------    -------
 Income (loss) before provision for income taxes                     (689)    (2.2)%         716       1.9%
 Provision for income taxes                                           205      0.7%          254       0.7%
                                                                  --------    ------     --------    -------
   Net income (loss) available to common stockholders             $  (894)    (2.9)%     $   462       1.2%
                                                                  =========   ======     ========    =======

         The following tables set forth, for the periods indicated (a) the total revenues and total operating income (loss), after allocation of administrative expenses, at each of our operating locations and (b) the percentage such revenue and operating income (loss) relate to our total revenue and operating income.

                               Revenues by Location
                              (Dollars in thousands)

                                                                      For the Three Months Ended March 31,
                                                                  --------------------------------------------
                                                                        1998                    1999
                                                                  -------------------   ----------------------
                                                                                % of                    % of
                                                                   Dollars      Total     Dollars       Total
                                                                  ---------   --------   ---------    --------
Netherlands Antilles and the Caribbean                             $ 25,269       83.2%   $ 32,296      86.3%
Canada                                                                4,358       14.4%      5,119      13.7%
Brownsville, Texas facility                                             737        2.4%       --         --
                                                                  ---------     -------   --------      -----

    Total                                                          $ 30,364      100.0%   $ 37,415     100.0%
                                                                   ========     =======   ========     ======

                       Operating Income (Loss) by Location
                             (Dollars in thousands)

                                                                      For the Three Months Ended March 31,
                                                                  --------------------------------------------
                                                                        1998                    1999
                                                                  -------------------   ----------------------
                                                                                % of                    % of
                                                                   Dollars      Total     Dollars       Total
                                                                  ---------   --------   ---------    --------
Netherlands Antilles and the Caribbean                             $ 2,825       82.4%    $ 3,805       80.2%
Canada                                                                 888       25.9%        938       19.8%
Brownsville, Texas facility                                           (285)      (8.3)%     --          --
                                                                  ---------   --------   ---------    --------

    Total                                                          $ 3,428      100.0%    $ 4,743     100.0%
                                                                  =========    =======    ========     =======



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

      Capacity, Capacity Leased, Throughput and Vessel Calls by Location
              (Capacity and throughput in thousands of barrels)

                                           For the Three Months Ended March 31,
                                           ------------------------------------
                                                  1998              1999
                                           ------------------   ---------------
Netherlands Antilles and the
    Caribbean

    Total capacity                                11,334            11,334
    Capacity leased                                   85%               95%
    Throughput                                    15,296            16,208
    Vessel calls                                     195               262

Canada

    Total capacity                                 7,404              7,404
    Capacity leased                                   86%                96%
    Throughput                                    15,585              6,924
    Vessel calls                                      31                 17

Texas (1)

    Total capacity                                 1,649                N/A
    Capacity leased                                   42%               N/A
    Throughput                                       863                N/A
    Vessel calls                                      27                N/A

All locations (1)

    Total capacity                                20,387             18,738
    Capacity leased                                   82%                95%
    Throughput                                    31,744             23,132
    Vessel calls                                     253                279



(1)     The Brownsville, Texas facility was sold on July 29, 1998.
        The statistics above for the three months ended March 31, 1998 include the operations of the Brownsville facility.
N/A     Not applicable due to the sale of the Brownsville facility.

Comparability

         On July 29, 1998, we sold Statia Terminals Southwest to an unrelated third-party. Our consolidated condensed financial statements for the three months ended March 31, 1998 include the operations of Statia Terminals Southwest. The operating results of Statia Terminals Southwest for the three months ended March 31, 1998 were not significant.

Revenues

         Total revenues for the three months ended March 31, 1999 were $37.4 million compared to $30.4 million for the same period of 1998, an increase of $7.0 million, or 23.2%.

         Revenues from terminaling services, which consist of storage, throughput, dock charges, emergency response fees and other terminal charges, for the three months ended March 31, 1999 were $16.6 million compared to $14.2 million for the same period of 1998, an increase of $2.4 million, or 17.2%. The improvement in terminaling services revenue for the three months ended March 31, 1999 compared to the same period in 1998 was principally due to:

o our ability to attract additional long term customers who use our facilities as part of their strategic distribution networks; and
o additional vessel calls at St. Eustatius resulting in higher dock charges and emergency response fees.

         Revenues from terminaling services at St. Eustatius increased approximately $2.5 million, or 27.2%, during the three months ended March 31, 1999, as compared to the same period of 1998, due to higher capacity leased, additional throughput and more vessel calls. Total throughput increased from
15.3 million barrels during the three months ended March 31, 1998 to 16.2 million barrels during the same period of 1999 due primarily to higher throughput of crude oil and petroleum products, and was partially offset by reduced throughput of fuel oil. Sixty-seven more vessels called at the St. Eustatius facility during the three months ended March 31, 1999 than during the same period of 1998, resulting in higher revenues from dock charges and stand-by emergency response fees. For the three months ended March 31, 1999, the overall percentage of capacity leased at this facility was 95% compared to 85% for the same period of 1998, reflecting increases in the percentage of capacity leased for fuel oil tankage and petroleum products.

         Revenues from terminaling services at Point Tupper increased $0.6 million, or 12.9% during the three months ended March 31, 1999 as compared to the same period of 1998 due to higher capacity leased partially offset by reduced throughput and vessel calls. The percentage of tank capacity leased at Point Tupper increased from 86% for the three months ended March 31, 1998 to 96% for the same period of 1999. This increase was primarily the result of additional crude oil and clean petroleum products tankage leased during the three months ended March 31, 1999 as compared to the same period of 1998. Fewer vessel calls led to lower port charge revenues at this facility during the three months ended March 31, 1999 as compared to the same period of 1998.

         Revenues from bunker and bulk product sales were $20.8 million for the three months ended March 31, 1999 compared to $16.2 million for the same period in 1998, an increase of $4.6 million, or 28.5%. The increase was primarily due to an increase in the volume of bunkers and bulk product sold. Metric tons of bunkers and bulk product sold increased 58.1% during the three months ended March 31, 1999 as compared to the same period of 1998. However, average selling prices decreased 18.8% when comparing the three months ended March 31, 1999 with the same period of 1998.

Gross Profit

         Gross profit for the three months ended March 31, 1999 was $8.8 million compared to $5.2 million for the same period of 1998, representing an increase of $3.6 million, or 68.1%. The increase in gross profit is primarily the result of the increased terminaling services revenue produced at a small incremental cost. Additionally, we realized higher gross margins on bunker sales during the three months ended March 31, 1999 as compared to the same period of 1998 due to higher volumes of bunker fuels delivered.

         Gross profits from terminaling services are generally higher than gross profits from bunker and bulk product sales. Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in capacity leased. Additions or reductions in storage, throughput and ancillary revenues directly impact our gross profit. Costs for the procurement of bunker fuels and bulk petroleum products are variable and linked to global oil prices. Our bunker and bulk product costs are also impacted by market supply conditions, types of products sold and volumes delivered.

Administrative Expenses

         Administrative expenses were $2.1 million for the three months ended March 31, 1999, as compared to $1.8 million for the same period of 1998, representing an increase of $0.3 million, or 17.0%. The increase during the three months ended March 31, 1999, as compared to the same period of 1998, is primarily the result of higher personnel costs and professional fees.

Special Compensation Expense

         As more fully discussed in note 5 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, we recorded a special management bonus during the three months ended March 31, 1999 of approximately $1.9 million.

Interest Expense

         During the three months ended March 31, 1999 and 1998, we incurred $4.2 million of interest expense from interest accrued on our mortgage notes due in 2003, amortization expense related to deferred financing costs and certain bank charges.

Net Income (Loss)

         Net income available to common stockholders was $0.5 million for the three months ended March 31, 1999, as compared to a net loss of $0.9 million for the same period of 1998, an improvement of $1.4 million. The increase in net income is attributable to the net effect of the factors discussed above.

Liquidity and Capital Resources

         During the three months ended March 31, 1999, no significant changes occurred in our debt and equity financing arrangements. No draws have occurred on the $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with our available borrowing base, which was estimated at $8.1 million at March 31, 1999. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (8.25% at March 31, 1999) and will expire on November 27, 1999.

         At March 31, 1999, we had cash and cash equivalents on hand of $20.5 million compared to $13.9 million at December 31, 1998.

         On April 28, 1999, the Parent completed its initial public equity offering of 7.6 million common shares. The Offering price was $20 per share raising gross proceeds to the Parent of $152,000. A portion of the Offering proceeds was used by the Parent to purchase additional capital stock of Statia totaling $37,716. During the second quarter of 1999, the Company used the proceeds from the sale of Statia's capital stock and existing cash to repurchase in the open market a principal amount of $34,000 of the Company's 11 3/4% First Mortgage Notes (the "Notes") for $39,530, including premiums and related fees, and accrued interest of $3,689 and $1,841, respectively. During the second quarter of 1999, the premium and related fees paid, and the unamortized deferred financing costs related to the repurchased Notes will be recorded as an extraordinary loss net of income taxes on the Company's consolidated condensed statement of income (loss) and accumulated deficit.

         We currently believe that cash on hand, cash flow generated by operations, and amounts available under the revolving credit facility will be sufficient to fund working capital needs, to service debt, to make capital expenditures and to meet other operating requirements, including any expenditures required by applicable environmental laws and regulations. Our operating performance and ability to service or refinance the mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. We can give no assurances that our future operating performance will be sufficient to service our indebtedness or that we will be able to repay at maturity or refinance our indebtedness in whole or in part.

         Under the Parent's Articles of Incorporation, the Parent is required to distribute all of its "available cash" (as defined therein) to its shareholders. "Available cash" as defined includes cash from various sources after deducting such reserves as the Parent's Board of Directors may deem necessary or appropriate to provide for the proper conduct of its business, including future capital expenditures and anticipated credit needs, and to comply with debt obligations. The Parent is entirely dependent on dividends from the Company to meet the Parent's obligations to shareholders and will require the Company to pay dividends to it in order to meet such obligations.

Cash Flow from Operating Activities

         Net cash provided by operating activities was $8.6 million and $6.6 million for the three months ended March 31, 1999 and 1998, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens and changes in various asset and liability accounts.

Cash Flow from Investing Activities

         Net cash used in investing activities was $2.0 million and $2.4 million for the three months ended March 31, 1999 and 1998, respectively. Investing activities during the three months ended March 31, 1999 and 1998 included purchases of property and equipment of $2.0 million and $2.4 million, respectively.

Capital Expenditures

         Our capital expenditure budget for 1999 is $7.3 million for maintenance capital expenditures and $1.8 million for producing incremental revenues. Additional spending is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenue, and those which represent maintenance capital expenditures.

                   Summary of Capital Expenditures by Type
                            (Dollars in thousands)

                                                                     For the Three Months Ended March 31,
                                                                  -------------------------------------------
                                                                           1998                  1999
                                                                  --------------------   --------------------
                                                                                % of                   % of
                                                                   Dollars      Total     Dollars      Total
                                                                  ----------   -------   ---------  ----------

Produce incremental revenues                                       $     151       6.2%   $    121        6.0%
Maintenance capital expenditures                                       2,298      93.8%      1,887       94.0%
                                                                   ---------   -------    --------   --------

    Total                                                           $  2,449     100.0%   $  2,008      100.0%
                                                                   =========   =======    ========    =======



Information Technology and the Year 2000

         Some computer software and hardware applications and embedded microprocessor, microcontroller or other processing technology applications and systems use only two digits to refer to a year rather than four digits. As a result, these applications could fail or create erroneous results in dealing with certain dates and especially if the applications recognize "00" as the year 1900 rather than the year 2000. During 1997, we developed a Year 2000 plan to upgrade our key information systems and simultaneously address the potential disruption to both operating and accounting systems that might be caused by the Year 2000 problem. The Year 2000 plan also provides for the evaluations of the systems of customers, vendors, and other third-party service providers and evaluations of our non-information technology systems, which include embedded technologies such as microcontrollers and is also referred to as non-traditional information technology.

         We have substantially completed the assessment phase of the Year 2000 plan as it relates to both traditional and non-traditional technology applications and systems. We are currently in the process of testing new Year 2000 compliant terminal operations software at our facilities. We anticipate that the Year 2000 compliant terminal operations systems will be fully implemented in the third quarter of 1999. We recently selected a fully integrated Year 2000 compliant finance, accounting, and human resources system and expect to have the new system operational by the third quarter of 1999.

         We have identified some components of our control systems at our two terminals as not being Year 2000 compliant. These systems measure, regulate, control, and maintain crude oil and petroleum product flow and fire protection equipment at the terminals. We are currently evaluating the best means to mitigate the possible adverse effects resulting from the potential failure of these systems including repair or replacement and, in most cases, have already installed and successfully tested replacements of non-compliant components. However, we believe that in a worst case scenario, existing manual overrides would prevent the failure of these systems from having a material adverse effect on our operations.

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

         In 1998, we spent $1.1 million related to our Year 2000 remediation efforts of which we have capitalized $1.0 million and expensed $0.1 million. During the three months ended March 31, 1999 we spent $0.3 million related to these efforts of which substantially all was capitalized. During the remainder of 1999, we anticipate spending an additional $0.6 million to complete these efforts of which we anticipate capitalizing $0.5 million and expensing $0.1 million. However, we cannot guarantee that these estimates will be met, and actual expenditures could differ materially from these estimates.

         Based upon information currently available to us, we believe our efforts will succeed in preventing the Year 2000 issue from having a material adverse effect on us. However, the pervasive nature of the Year 2000 issue may prevent us from fully assessing and rectifying all systems that could have an effect on our business, results of operations, or financial condition.

      Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding ninety days. We do not presently have any derivative positions to hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products, which are sensitive to changes in commodity prices, on hand at March 31, 1999 computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                     On Balance Sheet Commodity Position
                            (Dollars in thousands)

                                                  As of March 31, 1999
                                             ---------------------------------
                                             Carrying Amount        Fair Value
                                             ---------------        ----------
Petroleum Inventory:

  Statia Terminals N.V.                          $   1,164           $  1,410
  Statia Terminals Canada                              285                285
                                                 ---------           --------
Total                                            $   1,449           $  1,695
                                                 =========           ========


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

                                   PART II.
                                   --------

                              OTHER INFORMATION
                              -----------------

                          Item 1. Legal Proceedings.

         Reference is made to Part I, Item 3. Legal Proceedings, in the Company's 1998 Annual Report on Form 10-K. There have been no material developments in the Company's legal proceedings since the Form 10-K was filed.

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

                                    None.

                          Item 5. Other Information.

                                    None.

                  Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

         4.1 Fourth Amendment of Indenture and Consent Under Securities Pledge Agreement, dated April 26, 1999. *

         10.1 Amended and restated Employment Agreement, effective April 18, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and James G. Cameron. (for electronic filing only)*

         10.2 Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and Thomas M. Thompson, Jr. (for electronic filing only)*

         10.3 Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and Robert R. Russo. (for electronic filing only)*

         10.4 Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and Jack R. Pine. (for electronic filing only)*

         10.5 Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and John D. Franklin. (for electronic filing only)*

         10.6 Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and James F. Brenner. (for electronic filing only)*

         27.1 Financial Data Schedule for Statia Terminals International N.V. (for electronic filing only)

         27.2 Financial Data Schedule for Statia Terminals Canada, Incorporated. (for electronic filing only)

         * Incorporated by reference to the March 31, 1999 Form 10-Q of Statia Terminals Group N.V., dated May 13, 1999.

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

                                       Statia Terminals International N.V.
                                                (Registrant)

Date:    May 17, 1999

                                       By:  /s/ James G. Cameron
                                            -------------------------
                                                James G. Cameron
                                                Managing Director
                                                (As Authorized Officer)

                                       By:  /s/ James F. Brenner
                                            -------------------------
                                                James F. Brenner
                                                Vice President and Treasurer
                                                (As Authorized Officer and
                                                 Principal Finance and
                                                 Accounting Officer)


                                       Statia Terminals Canada, Incorporated
                                                 (Registrant)

Date:    May 17, 1999

                                       By:  /s/ James F. Brenner
                                            -------------------------
                                                James F. Brenner
                                                Vice President-Finance
                                                (As Authorized Officer and
                                                 Principal Finance and
                                                 Accounting Officer)

                                   Page S-1