Form 10-Q
period 1999-06-30
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 1999-08-13
CIK 1029101, 1029102

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transition period from ___________ to ___________.


               COMMISSION FILE NUMBERS 333-18455 AND 333-18455-01

                              --------------------

                       STATIA TERMINALS INTERNATIONAL N.V.
              -----------------------------------------------------
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


                      STATIA TERMINALS CANADA, INCORPORATED
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


     NOVA SCOTIA, CANADA                                        98-0164788
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                             3817 PORT MALCOLM ROAD
                      PORT HAWKESBURY, NOVA SCOTIA B0E 2V0
                                 (902) 625-1711
  ---------------------------------------------------------------------------
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1999

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION                PAGE NO.
                                                                       --------
Item 1.  Financial Statements
                  Consolidated Condensed Balance Sheets                    1
                  Consolidated Condensed Statements of Income (Loss)
                      and Accumulated Deficit                              2
                  Consolidated Condensed Statements of Cash Flows          3
                  Notes to Consolidated Condensed Financial Statements     4

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       19

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                20

Item 2.  Changes in Securities                                            20

Item 3.  Defaults Upon Senior Securities                                  20

Item 4.  Submission of Matters to a Vote of Security Holders              20

Item 5.  Other Information                                                20

Item 6.  Exhibits and Reports on Form 8-K                                 20

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

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                          December 31,    June 30,
                                                             1998          1999
                                                          -----------    ---------
                                                                        (Unaudited)
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $  13,873      $  17,464
  Accounts receivable-
     Trade, net                                               7,562          7,418
     Other                                                    2,328          2,716
  Inventory, net                                              4,528          1,882
  Prepaid expenses                                              172          1,053
                                                          ---------      ---------
        Total current assets                                 28,463         30,533

PROPERTY AND EQUIPMENT, net                                 209,970        208,482

OTHER NONCURRENT ASSETS, net                                  4,745          3,299
                                                          ---------      ---------
              Total assets                                $ 243,178      $ 242,314
                                                          =========      =========
                 LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable                                        $   9,012      $  12,857
  Accrued interest payable                                    2,027          1,508
  Other accrued expenses                                      8,439          9,028
                                                          ---------      ---------
        Total current liabilities                            19,478         23,393

LONG-TERM DEBT                                              135,000        101,000
                                                          ---------      ---------

        Total liabilities                                   154,478        124,393

STOCKHOLDER'S EQUITY:
  Common stock                                                    6              6
  Additional paid-in capital                                 92,344        126,090
  Accumulated deficit                                        (3,650)        (8,175)
                                                          ---------      ---------
        Total stockholder's equity                           88,700        117,921
                                                          ---------      ---------
        Total liabilities and stockholder's equity        $ 243,178      $ 242,314
                                                          =========      =========

The accompanying notes are an integral part of these condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                  (Unaudited)
                             (Dollars in thousands)

                                                              For the Three Months Ended   For the Six Months Ended
                                                                         June 30,                  June 30,
                                                                 ----------------------      ----------------------
                                                                   1998          1999          1998          1999
                                                                 --------      --------      --------      --------
REVENUES                                                         $ 36,472      $ 42,267      $ 66,836      $ 79,682

COSTS OF SERVICES AND PRODUCTS SOLD                                28,812        33,799        53,932        62,399
                                                                 --------      --------      --------      --------
   Gross profit                                                     7,660         8,468        12,904        17,283

ADMINISTRATIVE EXPENSES                                             1,993         1,660         3,809         3,785

SPECIAL COMPENSATION EXPENSE                                           --         2,152            --         4,099
                                                                 --------      --------      --------      --------
   Operating income                                                 5,667         4,656         9,095         9,399

LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT                       4,000            --         4,000            --

INTEREST EXPENSE                                                    4,218         3,735         8,445         7,937

INTEREST INCOME                                                       104           347           214           522
                                                                 --------      --------      --------      --------
   Income (loss) before provision for income
      taxes and extraordinary charge                               (2,447)        1,268        (3,136)        1,984

PROVISION FOR INCOME TAXES                                             14           239           219           493
                                                                 --------      --------      --------      --------
   Income (loss) before extraordinary charge                       (2,461)        1,029        (3,355)        1,491

EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF DEBT           --         4,743            --         4,743
                                                                 --------      --------      --------      --------
    Net loss available to common stockholder                     $ (2,461)     $ (3,714)     $ (3,355)     $ (3,252)
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                             For the Six Months Ended
                                                                                     June 30,
                                                                              ----------------------
                                                                                1998          1999
                                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss available to common stockholder                              $ (3,355)     $ (3,252)
        Adjustments to reconcile net loss available to common stockholder to net cash provided by operating activities:
           Extraordinary charge related to early extinguishment of debt             --         4,743
           Non-cash special compensation expense                                    --         2,152
           Depreciation, amortization and non-cash charges                       6,202         5,947
           Valuation adjustment on asset held for sale                           4,000            --
           Decrease in accounts receivable-trade                                 2,295           144
           (Increase) decrease in other receivables                                249          (388)
           Decrease in inventory                                                    84         2,646
           Increase in prepaid expenses                                         (1,867)         (881)
           Increase  in other non-current assets                                   (96)          (33)
           Increase (decrease) in accounts payable                                (633)        1,693
           Increase in accrued expenses                                            796            70
                                                                              --------      --------
                  Net cash provided by operating activities                      7,675        12,841
                                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                     (5,169)       (4,057)
        Proceeds from sale of property and equipment                                --            15
                                                                              --------      --------
                  Net cash used in investing activities                         (5,169)       (4,042)
                                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of  common stock to Parent                           --        33,746
    Repurchase of First Mortgage Notes                                              --       (37,681)
    Dividend paid to Parent                                                         --        (1,273)
                                                                              --------      --------
                  Net cash used in financing activities                             --        (5,208)

INCREASE IN CASH AND CASH EQUIVALENTS                                            2,506         3,591

CASH AND CASH EQUIVALENTS, beginning of period                                   6,083        13,873
                                                                              --------      --------
CASH AND CASH EQUIVALENTS, end of period                                      $  8,589      $ 17,464
                                                                              ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for income taxes                                            $    224      $    359
                                                                              ========      ========
        Cash paid for interest                                                $  7,989      $  8,030
                                                                              ========      ========

The accompanying notes are an integral part of these condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals International N.V. ("Statia") and its subsidiaries (together with Statia, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 1999 and the results of operations and cash flows for the six months ended June 30, 1998 and 1999. Statia is a wholly-owned subsidiary of Statia Terminals Group N.V. (the "Parent"). Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Additionally, the transactions discussed in note 4 below will impact the Company's results of operations and financial condition.

2.  RECLASSIFICATIONS AND COMPREHENSIVE INCOME

         Certain amounts in the prior year consolidated condensed financial statements have been reclassified to conform to the current year presentation.

         For all periods presented herein, there were no differences between net income and comprehensive income.

3.  SEGMENT INFORMATION

         The Company is organized around several different factors, the two most significant of which are products and services, and geographic location. The Company's primary products and services are bunker and bulk product sales, and terminaling services (consisting of storage, throughput, dock charges, emergency response fees and other terminal charges).

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)

3.  SEGMENT INFORMATION - (CONTINUED)

         The following information is provided for the Company's terminaling services and bunker and bulk products sales segments:

                                       For the Three Months Ended          For the Six Months Ended
                                                June 30,                          June 30,
                                           -------------------               -------------------
                                            1998        1999                  1998        1999
                                           -------     -------               -------     -------
REVENUES:
    Terminaling services                   $16,974     $17,408               $31,156     $34,036
    Bunker and bulk product sales           19,498      24,859                35,680      45,646
                                           -------     -------               -------     -------
        Total                              $36,472     $42,267               $66,836     $79,682
                                           =======     =======               =======     =======
INTERNAL EBITDA:
    Terminaling services                   $ 7,705     $ 8,002               $13,079     $16,180
    Bunker and bulk product sales              753       1,258                 1,666       2,532
                                           -------     -------               -------     -------
        Total                              $ 8,458     $ 9,260               $14,745     $18,712
                                           =======     =======               =======     =======
DEPRECIATION AND AMORTIZATION EXPENSE:
    Terminaling services                   $ 2,816     $ 2,751               $ 5,597     $ 5,574
    Bunker and bulk product sales              127         156                   252         289
                                           -------     -------               -------     -------
        Total                              $ 2,943     $ 2,907               $ 5,849     $ 5,863
                                           =======     =======               =======     =======
INTERNAL EBIT:
    Terminaling services                   $ 4,889     $ 5,251               $ 7,482     $10,606
    Bunker and bulk product sales              626       1,102                 1,414       2,243
                                           -------     -------               -------     -------
        Total                              $ 5,515     $ 6,353               $ 8,896     $12,849
                                           =======     =======               =======     =======

         A reconciliation of Internal EBIT to the Company's income (loss) before provision for income taxes and extraordinary charge is as follows:

                                                                          For the Three Months Ended   For the Six Months Ended
                                                                                    June 30,                    June 30,
                                                                             ----------------------      ----------------------
                                                                               1998          1999         1998           1999
                                                                             --------      --------      --------      --------
Internal EBIT                                                                $  5,515      $  6,353      $  8,896      $ 12,849
Unallocated operating and administrative income (expenses)                        (76)          256          (257)          223
Special compensation expense                                                       --        (2,152)           --        (4,099)
Interest expense excluding debt amortization expense                           (3,990)       (3,536)       (7,989)       (7,511)
Interest income                                                                   104           347           214           522
Loss on sale of Statia Terminals Southwest, Inc.                               (4,000)           --        (4,000)           --
                                                                             --------      --------      --------      --------
Income (loss) before provision for income taxes and extraordinary charge     $ (2,447)     $  1,268      $ (3,136)     $  1,984
                                                                             ========      ========      ========      ========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)

4.   PARENT'S INITIAL PUBLIC OFFERING OF EQUITY

         On April 28, 1999, the Parent completed its initial public equity offering of 7.6 million common shares (the "Offering"). The Offering price was $20 per share raising gross proceeds to the Parent of $152,000. A portion of the Offering proceeds was used by the Parent to purchase additional capital stock of Statia totaling $33,746. During May 1999, the Company used the proceeds from the sale of Statia's capital stock and existing cash to repurchase in the open market a principal amount of $34,000 of the Company's 11 3/4% First Mortgage Notes (the "Notes") for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively. During the second quarter of 1999, the acquisition costs and the unamortized deferred financing costs related to the repurchased Notes ($1,062) were recorded as an extraordinary charge. There was no income tax effect associated with this extraordinary charge.

         During the three months ended March 31, 1999, the Company recorded as special compensation expense a bonus in the amount of $1,947 for particular members of the Company's management. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the Offering and other past compensation arrangements.

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

5.   STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                  The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of Statia, other than Statia Terminals Canada, Incorporated which is a co-obligor on the Notes. The enforceability of the guarantees may be affected differently under the laws of the applicable jurisdictions. Each of the subsidiary guarantors is, directly or indirectly, wholly-owned by Statia. The following consolidated condensed financial data are presented for Statia Terminals Canada, Incorporated and Subsidiary.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)

5.   STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY - (CONTINUED)

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         December 31,   June 30,
                                                            1998         1999
                                                           -------      -------
                                                                     (Unaudited)
                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                $ 4,409     $ 1,382
   Accounts receivable, net                                   2,243       2,235
   Inventory, net                                               323         269
   Prepaid expenses                                              54         110
   Receivables from affiliates                                2,305       5,171
                                                            -------     -------
      Total current assets                                    9,334       9,167

PROPERTY AND EQUIPMENT, net                                  28,192      28,155

OTHER NONCURRENT ASSETS, net                                    979         911
                                                            -------     -------
      Total assets                                          $38,505     $38,233
                                                            =======     =======
                   LIABILITIES AND STOCKHOLDER'S EQUITY

ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES              $ 4,984     $ 3,994

LONG-TERM DEBT                                               28,060      28,060
                                                            -------     -------
      Total liabilities                                      33,044      32,054

STOCKHOLDER'S EQUITY:
   Common stock and additional paid-in capital                2,266       2,266
   Retained earnings                                          3,195       3,913
                                                            -------     -------
      Total stockholder's equity                              5,461       6,179
                                                            -------     -------
      Total liabilities and stockholder's equity            $38,505     $38,233
                                                            =======     =======

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)

5.   STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY - (CONTINUED)

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                          For the Three Months Ended     For the Six Months Ended
                                                                     June 30,                    June 30,
                                                               -------------------          -------------------
                                                                1998        1999             1998        1999
                                                               -------     -------          -------     -------
REVENUES                                                       $ 5,149     $ 6,116          $ 9,628     $11,233

COSTS OF SERVICES AND PRODUCTS SOLD                              2,706       2,980            5,697       5,460
                                                               -------     -------          -------     -------
        Gross profit                                             2,443       3,136            3,931       5,773

ADMINISTRATIVE EXPENSES                                            607       1,682            1,158       1,823

SPECIAL COMPENSATION EXPENSE                                        --         736               --       1,515
                                                               -------     -------          -------     -------

        Operating income                                         1,836         718            2,773       2,435

INTEREST EXPENSE                                                   876         897            1,756       1,772

INTEREST INCOME                                                     10          81               23         136
                                                               -------     -------          -------     -------
         Income (loss) before provision for income taxes           970         (98)           1,040         799

PROVISION FOR INCOME TAXES                                          14          40               32          81
                                                               -------     -------          -------     -------
         Net income (loss) available to common stockholder     $   956     $  (138)         $ 1,008     $   718
                                                               =======     =======          =======     =======

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                     For the Six Months Ended
                                                            June 30,
                                                        1998         1999
                                                       -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash provided by (used in)
      operating activities                             $    72      $(2,350)
                                                       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                   (186)        (677)
                                                       -------      -------
    Net cash used in investing activities                 (186)        (677)
                                                       -------      -------
DECREASE IN CASH AND CASH EQUIVALENTS                     (114)      (3,027)

CASH AND CASH EQUIVALENTS, beginning of period           1,241        4,409
                                                       -------      -------
CASH AND CASH EQUIVALENTS, end of period               $ 1,127      $ 1,382
                                                       =======      =======
                                     Page 8

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals International N.V. and Subsidiaries as of June 30, 1999 and the three and six month periods ended June 30, 1999 and 1998 included herein. Reference should also be made to the Company's Annual Report on Form 10-K that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 1998. You should note that we sold our Brownsville, Texas, facility on July 29, 1998, and the figures below and our consolidated condensed financial statements for the three and six months ended June 30, 1998 include the Brownsville facility.

RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, the percentage of revenues represented by certain items in our consolidated condensed income statements.

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                      For the Three Months Ended June 30,
                                                                 ----------------------------------------------
                                                                         1998                      1999
                                                                 --------------------      --------------------
                                                                               % of                      % of
                                                                  Dollars    Revenues       Dollars    Revenues
                                                                 --------    --------      --------    --------
Revenues:
  Terminaling services                                           $ 16,974       46.5%      $ 17,408       41.2%
  Bunker and bulk product sales                                    19,498       53.5%        24,859       58.8%
                                                                 --------      -----       --------      -----
        Total revenues                                             36,472      100.0%        42,267      100.0%
Cost of services and products sold                                 28,812       79.0%        33,799       80.0%
                                                                 --------      -----       --------      -----
        Gross profit                                                7,660       21.0%         8,468       20.0%
Administrative expenses                                             1,993        5.5%         1,660        3.9%
Special compensation expense                                           --         --          2,152        5.1%
                                                                 --------      -----       --------      -----
        Operating income                                            5,667       15.5%         4,656       11.0%
Loss on disposition of property and equipment                       4,000       11.0%            --         --
Interest expense                                                    4,218       11.5%         3,735        8.8%
Interest income                                                       104        0.3%           347        0.8%
                                                                 --------      -----       --------      -----
Income (loss) before income taxes and extraordinary charge         (2,447)      (6.7)%        1,268        3.0%
Provision for income taxes                                             14        0.1%           239        0.6%
Extraordinary charge related to early extinguishment of debt           --         --          4,743       11.2%
                                                                 --------      -----       --------      -----
        Net loss available to common stockholder                 $ (2,461)      (6.8)%     $ (3,714)      (8.8)%
                                                                 ========      =====       ========      =====

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

                                                                       For the Six Months Ended June 30,
                                                                 ----------------------------------------------
                                                                         1998                      1999
                                                                 --------------------      --------------------
                                                                               % of                      % of
                                                                  Dollars    Revenues       Dollars    Revenues
                                                                 --------    --------      --------    --------
Revenues:
  Terminaling services                                           $ 31,156       46.6%      $ 34,036       42.7%
  Bunker and bulk product sales                                    35,680       53.4%        45,646       57.3%
                                                                 --------      -----       --------      -----
        Total revenues                                             66,836      100.0%        79,682      100.0%
Cost of services and products sold                                 53,932       80.7%        62,399       78.3%
                                                                 --------      -----       --------      -----
        Gross profit                                               12,904       19.3%        17,283       21.7%
Administrative expenses                                             3,809        5.7%         3,785        4.8%
Special compensation expense                                           --         --          4,099        5.1%
                                                                 --------      -----       --------      -----
        Operating income                                            9,095       13.6%         9,399       11.8%
Loss on disposition of property and equipment                       4,000        6.0%            --         --
Interest expense                                                    8,445       12.6%         7,937       10.0%
Interest income                                                       214        0.3%           522        0.7%
                                                                 --------      -----       --------      -----
Income (loss) before income taxes and extraordinary charge         (3,136)      (4.7)%        1,984        2.5%
Provision for income taxes                                            219        0.3%           493        0.6%
Extraordinary charge related to early extinguishment of debt           --         --          4,743        6.0%
                                                                 --------      -----       --------      -----
        Net loss available to common stockholder                 $ (3,355)      (5.0)%     $ (3,252)      (4.1)%
                                                                 ========      =====       ========      =====

         The following tables set forth, for the periods indicated (a) the total revenues and total operating income (loss), after allocation of administrative expenses, at each of our operating locations and (b) the percentage such revenue and operating income (loss) relate to our total revenue and operating income.


                              REVENUES BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                         For the Three Months Ended June 30,
                                                    ----------------------------------------------
                                                            1998                      1999
                                                    --------------------      --------------------
                                                                  % of                      % of
                                                     Dollars    Revenues       Dollars    Revenues
                                                    --------    --------      --------    --------
Netherlands Antilles and the Caribbean              $ 30,552       83.8%      $ 36,186       85.6%
Canada                                                 5,044       13.8%         6,081       14.4%
Brownsville, Texas facility                              876        2.4%            --         --
                                                    --------      -----       --------      -----
        Total                                       $ 36,472      100.0%      $ 42,267      100.0%
                                                    ========      =====       ========      =====

                                                            For the Six Months Ended June 30,
                                                    ----------------------------------------------
                                                            1998                      1999
                                                    --------------------      --------------------
                                                                  % of                      % of
                                                     Dollars    Revenues       Dollars    Revenues
                                                    --------    --------      --------    --------

Netherlands Antilles and the Caribbean              $ 55,821       83.5%      $ 68,482       85.9%
Canada                                                 9,402       14.1%        11,200       14.1%
Brownsville, Texas facility                            1,613        2.4%            --         --
                                                    --------    --------      --------    --------
        Total                                       $ 66,836      100.0%      $ 79,682      100.0%
                                                    ========      =====       ========      =====

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

                       OPERATING INCOME (LOSS) BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                         For the Three Months Ended June 30,
                                                  ----------------------------------------------
                                                          1998                      1999
                                                  --------------------      --------------------
                                                                % of                      % of
                                                   Dollars    Revenues       Dollars    Revenues
                                                  --------    --------      --------    --------
Netherlands Antilles and the Caribbean            $  4,016       70.9%      $  3,188       68.5%
Canada                                               1,770       31.2%         1,468       31.5%
Brownsville, Texas facility                           (119)      (2.1)%           --         --
                                                  --------      -----       --------      -----
     Total                                        $  5,667      100.0%      $  4,656      100.0%
                                                  ========      =====       ========      =====

                                                         For the Six Months Ended June 30,
                                                  ----------------------------------------------
                                                          1998                      1999
                                                  --------------------      --------------------
                                                                % of                      % of
                                                   Dollars    Revenues       Dollars    Revenues
                                                  --------    --------      --------    --------

Netherlands Antilles and the Caribbean            $  6,841       75.2%      $  6,993       74.4%
Canada                                               2,658       29.2%         2,406       25.6%
Brownsville, Texas facility                           (404)      (4.4)%           --         --
                                                  --------      -----       --------      -----
    Total                                         $  9,095      100.0%      $  9,399      100.0%
                                                  ========      =====       ========      =====

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

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
               (CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)

                                         For the Three Months Ended    For the Six Months Ended
                                                  June 30,                    June 30,
                                               ------------------       ------------------
                                                1998        1999         1998        1999
                                               ------      ------       ------      ------
Netherlands Antilles
  and the Caribbean
    Total capacity                             11,334      11,334      11,334      11,334
    Capacity leased                                93%         91%         89%         93%
    Throughput                                 16,231      17,468      31,527      33,676
    Vessel calls                                  225         258         420         520
Canada
    Total capacity                              7,404       7,404       7,404       7,404
    Capacity leased                                89%         94%         88%         95%
    Throughput                                 11,613      15,410      27,198      22,334
    Vessel calls                                   32          42          63          59
Texas (1)
    Total capacity                              1,649         N/A       1,649         N/A
    Capacity leased                                58%        N/A          50%        N/A
    Throughput                                  1,013         N/A       1,876         N/A
    Vessel calls                                   32         N/A          59         N/A
All locations (1)
    Total capacity                             20,387      18,738      20,387      18,738
    Capacity leased                                89%         92%         85%         94%
    Throughput                                 28,857      32,878      60,601      56,010
    Vessel calls                                  289         300         542         579

(1) The Brownsville, Texas facility was sold on July 29, 1998. The statistics above for the three and six months ended June 30, 1998 include the operations of the Brownsville facility.

N/A      Not applicable due to the sale of the Brownsville facility.

COMPARABILITY

         On July 29, 1998, we sold Statia Terminals Southwest to an unrelated third-party. Our consolidated condensed financial statements for the three and six months ended June 30, 1998 include the operations of Statia Terminals Southwest. The operating results of Statia Terminals Southwest for the three and six months ended June 30, 1998 were not significant.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

REVENUES

         Total revenues for the three and six months ended June 30, 1999 were $42.3 million and $79.7 million, compared to $36.5 million and $66.8 million for the same periods of 1998, representing increases of $5.8 million, or 15.9% and $12.9 million, or 19.2%, respectively.

         Revenues from terminaling services, which consist of storage, throughput, dock charges, emergency response fees and other terminal charges, for the three and six months ended June 30, 1999 were $17.4 million and $34.0 million, compared to $17.0 million and $31.2 million for the same periods of 1998, representing increases of $0.4 million, or 2.6% and $2.9 million, or 9.2%, respectively. The improvement in terminaling services revenue for the three and six months ended June 30, 1999 compared to the same periods in 1998 was principally due to:

o our ability to attract additional customers who use our facilities as part of their strategic distribution networks;

o additional vessel calls at St. Eustatius resulting in higher dock charges and emergency response fees; and

o higher lease rates per barrel of capacity leased due to contractual price escalations and favorable petroleum market storage conditions.

           For the six months ended June 30, 1999, approximately 48.3% of our tank capacity and approximately 61.3% of our storage and throughput revenues, excluding related ancillary services, were from long term contracts.

         Revenues from terminaling services at St. Eustatius increased approximately $0.1 million, or 0.7%, and $2.6 million, or 11.4%, during the three and six months ended June 30, 1999, as compared to the same periods of 1998, due to additional throughput and more vessel calls during the three and six months ended June 30, 1999 and due to higher capacity leased during the six months ended June 30, 1999. Total throughput increased from 16.2 million and
31.5 million barrels during the three and six months ended June 30, 1998 to 17.5 million and 33.7 million barrels during the same periods of 1999 due primarily to higher throughput of crude oil and petroleum products which was partially offset by reduced throughput of fuel oil.

         For the six months ended June 30, 1999, the overall percentage of capacity leased at this facility was 93% compared to 89% for the same period of 1998, reflecting increases in the percentage of capacity leased for fuel oil tankage and petroleum products. The percentage of capacity leased for fuel oil tankage and petroleum products decreased during the three months ended June 30, 1999 as compared to the same period of 1998 primarily as a result of certain tanks being removed from service due to routine maintenance. Thirty-three and one hundred more vessels called at the St. Eustatius facility during the three and six months ended June 30, 1999 than during the same periods of 1998, resulting in higher revenues from dock charges and stand-by emergency response fees.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         Revenues from terminaling services at Point Tupper increased $1.0 million, or 20.0% and $1.7 million, or 18.5% during the three and six months ended June 30, 1999 as compared to the same periods of 1998 due to higher capacity leased partially offset by reduced throughput and vessel calls. The percentage of tank capacity leased at Point Tupper increased from 89% and 88% for the three and six months ended June 30, 1998 to 94% and 95% for the same periods of 1999. These increases were primarily the result of additional crude oil and clean petroleum products tankage leased during the three and six months ended June 30, 1999 as compared to the same periods of 1998. Fewer vessel calls during the six months ended June 30, 1999 as compared to the same period of 1998 led to lower revenue from port charges which consist of dock charges, emergency response fees and other terminal charges, at this facility during the six months ended June 30, 1999. Revenues from port charges increased during the three months ended June 30, 1999 as compared to the same period of 1998 as a result of more vessel calls during the second quarter of 1999.

         Revenues from bunker and bulk product sales were $24.9 million and $45.6 million for the three and six months ended June 30, 1999 compared to $19.5 million and $35.7 million for the same periods of 1998, an increase of $5.4 million, or 27.5% and $10.0 million, or 27.9%. These increases were primarily due to an increase in the volume of bunkers and bulk product sold. Metric tons of bunkers and bulk product sold increased 12.8% and 32.4% during the three and six months ended June 30, 1999 as compared to the same periods of 1998. Average selling prices increased 13.0% and decreased 3.4% when comparing the three and six months ended June 30, 1999 with the same periods of 1998. These changes in average selling prices were primarily the result of changes in the world oil market.

GROSS PROFIT

         Gross profit for the three and six months ended June 30, 1999 was $8.5 million and $17.3 million compared to $7.7 million and $12.9 million for the same periods of 1998, representing increases of $0.8 million, or 10.5% and $4.4 million, or 33.9%. These increases in gross profit are primarily the result of the increased terminaling services revenue produced at a small incremental cost. Additionally, we realized higher gross margins on bunker sales during the three and six months ended June 30, 1999 as compared to the same periods of 1998 due to higher volumes of bunker fuels delivered.

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

ADMINISTRATIVE EXPENSES

         Administrative expenses were $2.0 million and $1.7 million for the three months ended June 30, 1998 and 1999, representing a decrease of $0.3 million, or 16.7%. The decrease during the three months ended June 30, 1999, as compared to the same period of 1998, is primarily the result of lower professional fees. Administrative expenses were $3.8 million for the six months ended June 30, 1999, virtually unchanged from the six months ended June 30, 1998.

SPECIAL COMPENSATION EXPENSE

         As more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, we recorded special compensation expense during the three and six months ended June 30, 1999 of $2.2 million and $4.1 million, respectively.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

INTEREST EXPENSE

         During the three and six months ended June 30, 1999, we incurred $3.7 million and $7.9 million of interest expense compared to $4.2 million and $8.4 million for the same periods of 1998. Interest expense includes interest accrued on our mortgage notes due in 2003, amortization expense related to deferred financing costs, other interest expenses and certain bank charges. In May 1999, we repurchased $34 million of the mortgage notes which resulted in lower interest expense on this debt.

PROVISION FOR INCOME TAXES

         Provision for income taxes was $0.2 million and $0.5 million for the three and six months ended June 30, 1999 as compared to $0.01 million and $0.2 million for the same periods of 1998. The provision for income taxes has been increased in 1999 in contemplation of a new tax agreement with the governments of the Netherlands Antilles and island of St. Eustatius (see further discussions regarding the tax agreement and taxation matters in our Form 10-K).

EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF DEBT

         As more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, we recognized an extraordinary charge of $4.7 million during the three months ended June 30, 1999 in connection with the repurchase of $34 million of our 11 3/4% mortgage notes. There was no income tax effect associated with this extraordinary charge.

NET LOSS

         Net loss available to common stockholder was $3.7 million and $3.3 million for the three and six months ended June 30, 1999, as compared to net losses of $2.5 million and $3.4 million for the same periods of 1998. The changes in net loss are attributable to the net effect of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, in May 1999 we repurchased in the open market a principal amount of $34 million of our mortgage notes, leaving $101 million of mortgage notes outstanding. It is anticipated that the repurchase of the mortgage notes will result in annual reductions in interest payments of $5.0 million.

         No draws have occurred on the $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with our available borrowing base, which was estimated at $6.1 million at June 30, 1999. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (8.5% at August 13, 1999) and will expire on November 27, 1999.

         At June 30, 1999, we had cash and cash equivalents on hand of $17.5 million compared to $13.9 million at December 31, 1998. We currently believe that cash on hand, cash flow generated by operations, and amounts available under the revolving credit facility will be sufficient to fund working capital needs, to service debt, to make capital expenditures and to meet other operating requirements, including any expenditures required by applicable environmental laws and regulations. Our operating performance and ability to service or refinance the mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. We can give no assurances that our future operating performance will be sufficient to service our indebtedness or that we will be able to repay at maturity or refinance our indebtedness in whole or in part.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         On July 29, 1999, the Parent's Board of Directors declared a distribution of $0.3165 per share to the Parent's common and subordinated shareholders. The distribution is payable to shareholders of record as of the close of business on August 4, 1999 and was paid on August 13, 1999 only to common shareholders. We paid a dividend to the Parent of $2.4 million on August 12, 1999 to enable the Parent to pay this distribution to its common shareholders.

CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $7.7 million and $12.8 million for the six months ended June 30, 1998 and 1999, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges and changes in various asset and liability accounts.

CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities was $4.0 million and $5.2 million for the six months ended June 30, 1999 and 1998, respectively. Investing activities during the six months ended June 30, 1998 and 1999 included purchases of property and equipment of $5.2 million and $4.1 million, respectively.

CASH FLOW FROM FINANCING ACTIVITIES

         Our cash flows from financing activities for the six months ended June 30, 1999 are more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item I of this Report.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)

                                                        For the Three Months Ended June 30,
                                                  ----------------------------------------------
                                                          1998                      1999
                                                  --------------------      --------------------
                                                                % of                      % of
                                                   Dollars    Revenues       Dollars    Revenues
                                                  --------    --------      --------    --------
Produce incremental revenues                      $     68        3.0%      $    175        8.6%
Maintenance capital expenditures                     2,507       97.0%         1,859       91.4%
                                                  --------      -----       --------      -----
        Total                                     $  2,575      100.0%      $  2,034      100.0%
                                                  ========      =====       ========      =====

                                                         For the Six Months Ended June 30,
                                                  ----------------------------------------------
                                                          1998                      1999
                                                  --------------------      --------------------
                                                                % of                      % of
                                                   Dollars    Revenues       Dollars    Revenues
                                                  --------    --------      --------    --------
Produce incremental revenues                      $    219        4.0%      $    296        7.3%
Maintenance capital expenditures                     4,950       96.0%         3,761       92.7%
                                                  --------      -----       --------      -----
       Total                                      $  5,169      100.0%      $  4,057      100.0%
                                                  ========      =====       ========      =====

INFORMATION TECHNOLOGY AND THE YEAR 2000

         Some computer software and hardware applications and embedded microprocessor, microcontroller or other processing technology applications and systems use only two digits to refer to a year rather than four digits. As a result, these applications could fail or create erroneous results in dealing with certain dates and especially if the applications recognize "00" as the year 1900 rather than the year 2000. During 1997, we developed a Year 2000 plan to upgrade our key information systems and simultaneously address the potential disruption to both operating and accounting systems that might be caused by the Year 2000 problem. The Year 2000 plan also provides for evaluations of the systems of customers, vendors, and other third-party service providers and evaluations of our non-information technology systems, which include embedded technologies such as microcontrollers and is also referred to as non-traditional information technology.

         We have substantially completed the assessment phase of the Year 2000 plan as it relates to both traditional and non-traditional technology applications and systems. We are currently in the process of testing new Year 2000 compliant terminal operations software at our facilities. We anticipate that the Year 2000 compliant terminal operations systems will be fully implemented in the third quarter of 1999. We are implementing a fully integrated Year 2000 compliant finance, accounting, and human resources system and expect to have the key components of the new system operational by the third quarter of 1999. In addition to being Year 2000 compliant, it is anticipated that this system and the terminal operations software will significantly enhance systems functionality.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

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

         In accordance with our Year 2000 plan, we have initiated a formal communications process with other companies with which our systems interface or rely on to determine the extent to which those companies are addressing their Year 2000 compliance. In connection with this process, we have sent numerous letters and questionnaires to third parties and are evaluating those responses as they are received. Based upon information we have received and our review of existing relationships with third parties, we do not currently anticipate that any third-party non-compliance would have a material adverse effect on our business, results of operations, or financial condition.

         Through June 30, 1999, we have spent $1.6 million in connection with our Year 2000 remediation efforts and related enhancements of systems functionality. Of this total, we have capitalized $1.5 million and expensed $0.1 million. During the remainder of 1999, we anticipate spending an additional $0.4 million to complete these efforts of which we anticipate capitalizing $0.3 million and expensing $0.1 million. However, we cannot guarantee that these estimates will be met and actual expenditures could differ materially from these estimates.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding ninety days. We do not presently have any derivative positions to hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products, which are sensitive to changes in commodity prices, on hand at June 30, 1999 computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.
                       ON BALANCE SHEET COMMODITY POSITION

                                              As of June 30, 1999
                                   -------------------------------------
                                   Carrying Amount            Fair Value
                                   ---------------            ----------
Petroleum Inventory:
  Statia Terminals N.V                $1,613                    $1,662
  Statia Terminals Canada, Inc.          269                       269
                                      ------                    ------
Total                                 $1,882                    $1,931
                                      ======                    ======

         Except for certain local operating expenses in Canadian dollars and Netherlands Antilles guilders, all of our transactions are in U.S. dollars. Therefore, we believe we are not significantly exposed to exchange rate fluctuations. As all of our present debt obligations carry a fixed rate of interest, except for the undrawn revolving credit facility which varies with changes in the lender's prime lending rate, we believe our exposure to interest rate fluctuations is minimal.

PART II - OTHER INFORMATION

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

                                      None.

                           ITEM 5. OTHER INFORMATION.

                                      None.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

4.1 Share Pledge Agreement, dated as of June 28, 1999, by and among Statia Terminals Antilles N.V., Statia Terminals Delaware, Inc. and HSBC Bank USA (formerly known as Marine Midland Bank).*

4.2 Amendment to Share Pledge Agreement, dated as of June 28, 1999, by and between Statia Terminals International N.V. and HSBC Bank USA (formerly known as Marine Midland Bank).*

4.3 Guarantee issued pursuant to the Indenture, dated as of June 28, 1999, made by Statia Terminals Antilles N.V.*

27.1 Financial Data Schedule for Statia Terminals International N.V. (for electronic filing only) Financial Data Schedule for Statia Terminals Canada, Incorporated. (for electronic filing only)

* Incorporated by reference to the June 30, 1999 Form 10-Q of Statia Terminals Group N.V., dated August 12, 1999.

(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

                                  STATIA TERMINALS INTERNATIONAL N.V.

                                           (Registrant)
Date:    August 13, 1999
                                  By: /s/ JAMES G. CAMERON
                                      ---------------------------
                                          James G. Cameron
                                          Managing Director
                                          (As Authorized Officer)

                                  By: /s/ JAMES F. BRENNER
                                      ---------------------------
                                          James F. Brenner
                                          Vice President and Treasurer
                                          (As Authorized Officer and Principal
                                          Finance and Accounting Officer)

                                  STATIA TERMINALS CANADA, INCORPORATED

                                          (Registrant)
Date:    August 13, 1999
                                  By: /s/ JAMES F. BRENNER
                                      --------------------------
                                          James F. Brenner
                                          Vice President-Finance
                                          (As Authorized Officer and Principal
                                          Finance and Accounting Officer)

                                    Page S-1

                                  EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

 27.1 Financial Data Schedule for Statia Terminals International N.V. (For electronic filing only)

 27.2 Financial Data Schedule for Statia Terminals Canada, Incorporated (For electronic filing only)