Form 10-Q
period 1999-09-30
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 1999-11-15
CIK 1029101, 1029102

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to __________


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

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                  Consolidated Condensed Balance Sheets                     1
                  Consolidated Condensed Statements of Income (Loss)        2
                  Consolidated Condensed Statements of Cash Flows           3
                  Notes to Consolidated Condensed Financial Statements      4
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         19

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  20
Item 2.  Changes in Securities                                              20
Item 3.  Defaults Upon Senior Securities                                    20
Item 4.  Submission of Matters to a Vote of Security Holders                20
Item 5.  Other Information                                                  20
Item 6.  Exhibits and Reports on Form 8-K                                   20


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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                        DECEMBER 31,         SEPTEMBER 30,
                                                            1998                 1999
                                                      ----------------     ----------------
                                                                             (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                            $      13,873        $      13,385
   Accounts receivable-
      Trade, net                                                7,562               13,317
      Other                                                     2,328                4,231
   Inventory, net                                               4,528                1,964
   Prepaid expenses                                               172                1,269
                                                      ----------------     ----------------

           Total current assets                                28,463               34,166

PROPERTY AND EQUIPMENT, net                                   209,970              208,086

OTHER NONCURRENT ASSETS, net                                    4,745                3,120
                                                      ----------------     ----------------

           Total assets                                 $     243,178        $     245,372
                                                      ================     ================

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                     $       9,012        $      15,894
   Accrued interest payable                                     2,027                4,475
   Other accrued expenses                                       8,439                7,403
                                                      ----------------     ----------------

           Total current liabilities                           19,478               27,772

LONG-TERM DEBT- 11 3/4% FIRST MORTGAGE NOTES                  135,000              101,000
                                                      ----------------     ----------------

           Total liabilities                                  154,478              128,772

STOCKHOLDER'S EQUITY:
   Common stock                                                     6                    6
   Additional paid-in capital                                  92,344              126,090
   Accumulated deficit                                         (3,650)              (9,496)
                                                      ----------------     ----------------

           Total stockholder's equity                          88,700              116,600
                                                      ----------------     ----------------

           Total liabilities and stockholder's equity   $     243,178        $     245,372
                                                      ================     ================

The accompanying notes are an integral part of these consolidated condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                                     ----------------------------------    ------------------------------------
                                                          1998               1999               1998                1999
                                                     ---------------     --------------    ----------------    ----------------
REVENUES                                                $   32,699         $   43,310         $   99,535          $  122,992

COSTS OF SERVICES AND PRODUCTS SOLD                         24,720             36,928             78,652              99,327
                                                     ---------------     --------------    ----------------    ----------------

      Gross profit                                           7,979              6,382             20,883              23,665

ADMINISTRATIVE EXPENSES                                      1,766              2,172              5,575               5,957

SPECIAL COMPENSATION EXPENSE                                     -                  -                  -               4,099
                                                     ---------------     --------------    ----------------    ----------------

        Operating income                                     6,213              4,210             15,308              13,609

LOSS ON DISPOSITION OF PROPERTY
        AND EQUIPMENT                                            -                  -              4,000                   -

INTEREST EXPENSE                                             4,206              3,176             12,651              11,113

INTEREST INCOME                                                187                105                401                 627
                                                     ---------------     --------------    ----------------    ----------------

         Income (loss) before provision for income
         taxes and extraordinary charge                      2,194              1,139               (942)              3,123

PROVISION FOR INCOME TAXES                                      49                 55                268                 548
                                                     ---------------     --------------    ----------------    ----------------

         Income (loss) before extraordinary charge           2,145              1,084             (1,210)              2,575

EXTRAORDINARY CHARGE RELATED TO
         EARLY EXTINGUISHMENT OF DEBT                            -                  -                  -               4,743
                                                     ---------------     --------------    ----------------    ----------------

          Net income (loss) available to common
          stockholder                                   $    2,145         $    1,084        $    (1,210)        $    (2,168)
                                                     ===============     ==============    ================    ================

The accompanying notes are an integral part of these consolidated condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                    ----------------------------------
                                                                                        1998                1999
                                                                                    --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss available to common stockholder                                           $   (1,210)       $     (2,168)
   Adjustments to reconcile net loss available to common stockholder to net cash provided by operating activities:
          Extraordinary charge related to early extinguishment of debt                         -               4,743
          Non-cash special compensation expense                                                -               2,152
          Depreciation, amortization and non-cash charges                                  9,186               8,814
          Loss on disposition of property and equipment                                    4,000                   -
          (Increase) decrease in accounts receivable-trade                                 4,618              (5,774)
          (Increase) decrease in other receivables                                           766              (1,903)
          Decrease in inventory                                                              226               2,564
          Increase in prepaid expenses                                                      (822)             (1,097)
          (Increase) decrease  in other non-current assets                                    13                 (34)
          Increase (decrease) in accounts payable                                         (2,351)              4,730
          Increase in accrued expenses                                                     4,138               1,414
                                                                                    --------------     ---------------

           Net cash provided by operating activities                                      18,564              13,441
                                                                                    --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                    (7,489)             (6,331)
   Proceeds from sales of Statia Terminals Southwest, Inc.                                 6,500                   -
   Proceeds from sale of property and equipment                                                -                  15
                                                                                    --------------     ---------------

           Net cash used in investing activities                                            (989)             (6,316)
                                                                                    --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment to Parent                                                                     (6,150)                  -
    Net proceeds from issuance of common stock to Parent                                       -              33,746
    Repurchase of First Mortgage Notes                                                         -             (37,681)
    Dividend paid to Parent                                                                    -              (3,678)
                                                                                    --------------     ---------------

                   Net cash used in financing activities                                  (6,150)             (7,613)
                                                                                    --------------     ---------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          11,425                (488)

CASH AND CASH EQUIVALENTS, beginning of period                                             6,083              13,873
                                                                                    --------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                                              $   17,508         $    13,385
                                                                                    ==============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes                                                         $      285         $       521
                                                                                    ==============     ===============
   Cash paid for interest                                                             $    8,002         $     8,665
                                                                                    ==============     ===============

The accompanying notes are an integral part of these consolidated condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals International N.V. ("Statia") and its subsidiaries (together with Statia, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at September 30, 1999 and the results of operations and cash flows for the nine months ended September 30, 1998 and 1999. Statia is a wholly-owned subsidiary of Statia Terminals Group N.V. (the "Parent"). Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Additionally, the transactions discussed in note 4 below impacted the Company's results of operations and financial condition, and affects comparability across periods.

2.  RECLASSIFICATIONS AND COMPREHENSIVE INCOME

         Certain amounts in the prior year consolidated condensed financial statements have been reclassified to conform to the current year presentation.

         For all periods presented herein, there were no differences between net income and comprehensive income.

3.  SEGMENT INFORMATION

         The Company is organized around several different factors, the two most significant of which are services and products and geographic location. The Company's primary services and products are terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response and other terminal services) and bunker and bulk product sales.

         The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each segment are earnings before interest expense, interest income, income taxes, depreciation, amortization, and certain unallocated income and expenses ("Internal EBITDA") and earnings before interest expense, interest income, income taxes, and certain unallocated income and expenses ("Internal EBIT").

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

3.  SEGMENT INFORMATION - (CONTINUED)

         The following information is provided for the Company's terminaling services and bunker and bulk products sales segments:

                                                   FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                 --------------------------------    --------------------------------
                                                     1998              1999              1998               1999
                                                 --------------    --------------    --------------     --------------
REVENUES:
          Terminaling services                      $ 17,005          $ 14,292          $ 48,161           $ 48,328
          Bunker and bulk product sales               15,694            29,018            51,374             74,664
                                                 --------------    --------------    --------------     --------------
                        Total                       $ 32,699          $ 43,310          $ 99,535           $122,992
                                                 ==============    ==============    ==============     ==============

INTERNAL EBITDA:
          Terminaling services                      $  9,042          $  5,802          $ 22,121           $ 21,982
          Bunker and bulk product sales                  252             1,017             1,918              3,549
                                                 --------------    --------------    --------------     --------------
                         Total                      $  9,294          $  6,819          $ 24,039           $ 25,531
                                                 ==============    ==============    ==============     ==============

DEPRECIATION AND AMORTIZATION
          EXPENSE:
          Terminaling services                      $  2,641          $  2,624          $  8,238           $  8,198
          Bunker and bulk product sales                  124               134               376                423
                                                 --------------    --------------    --------------     --------------
                         Total                      $  2,765          $  2,758          $  8,614           $  8,621
                                                 ==============    ==============    ==============     ==============

INTERNAL EBIT:
          Terminaling services                      $  6,401          $  3,178          $ 13,883           $ 13,784
          Bunker and bulk product sales                  128               883             1,542              3,126
                                                 --------------    --------------    --------------     --------------
                       Total                        $  6,529          $  4,061          $ 15,425           $ 16,910
                                                 ==============    ==============    ==============     ==============

         A reconciliation of Internal EBIT to the Company's income (loss) before provision for income taxes and extraordinary charge is as follows:

                                                   FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,

                                                 --------------------------------    --------------------------------
                                                     1998              1999              1998              1999
                                                 -------------     --------------    --------------    --------------
Internal EBIT                                       $  6,529          $ 4,061           $  15,425         $ 16,910
Unallocated operating and administrative
         income (expenses)                              (543)             (21)               (800)             202
Special compensation expense                               -                -                   -           (4,099)
Interest expense excluding debt
         amortization expense                         (3,979)          (3,006)            (11,968)         (10,517)
Interest income                                          187              105                 401              627
Loss on sale of Statia Terminals
          Southwest, Inc.                                  -                -              (4,000)               -
                                                 -------------     --------------    --------------    --------------

Income (loss) before provision for income
         taxes and extraordinary charge             $  2,194          $ 1,139           $    (942)        $  3,123
                                                 =============     ==============    ==============    ==============

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

4. PARENT'S INITIAL PUBLIC OFFERING OF EQUITY

         On April 28, 1999, the Parent completed its initial public equity offering of 7.6 million common shares (the "Offering"). The Offering price was $20 per share raising gross proceeds to the Parent of $152,000. A portion of the Offering proceeds was used by the Parent to purchase additional capital stock of Statia totaling $33,746. During May, 1999, the Company used the proceeds from the sale of Statia's capital stock and existing cash to repurchase in the open market a principal amount of $34,000 of the Company's 11 3/4% First Mortgage Notes (the "Notes") for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively. During the second quarter of 1999, the acquisition costs and the unamortized deferred financing costs related to the repurchased Notes ($1,062) were recorded as an extraordinary charge. There was no income tax effect associated with this extraordinary charge.

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

5. STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY - (CONTINUED)

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 DECEMBER 31,         SEPTEMBER 30,
                                                                     1998                 1999
                                                                ----------------     ----------------
                                                                                       (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                      $     4,409            $     446
   Accounts receivable-
        Trade, net                                                        903                  480
        Other                                                           1,340                1,601
   Inventory, net                                                         323                  259
   Prepaid expenses                                                        54                  155
   Receivables from affiliates                                          2,305                6,474
                                                                ----------------     ----------------

           Total current assets                                         9,334                9,415

PROPERTY AND EQUIPMENT, net                                            28,192               28,502

OTHER NONCURRENT ASSETS, net                                              979                  863
                                                                ----------------     ----------------

           Total assets                                           $    38,505            $  38,780
                                                                ================     ================

LIABILITIES AND STOCKHOLDER'S EQUITY

ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES                    $     4,984            $   5,190

LONG-TERM DEBT- 11 3/4% FIRST MORTGAGE NOTES                           28,060               28,060
                                                                ----------------     ----------------

           Total liabilities                                           33,044               33,250

STOCKHOLDER'S EQUITY:
   Common stock and additional paid-in capital                          2,266                2,266
   Retained earnings                                                    3,195                3,264
                                                                ----------------     ----------------

           Total stockholder's equity                                   5,461                5,530
                                                                ----------------     ----------------

           Total liabilities and stockholder's equity             $    38,505            $  38,780
                                                                ================     ================

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

5. STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY - (CONTINUED)

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                                     --------------------------------    ---------------------------------
                                                         1998              1999              1998               1999
                                                     --------------    --------------    --------------     --------------
REVENUES                                                $  5,753          $  3,675          $ 15,381           $ 14,908

COSTS OF SERVICES AND PRODUCTS SOLD                        3,043             2,647             8,740              8,107
                                                     --------------    --------------    --------------     --------------

      Gross profit                                         2,710             1,028             6,641              6,801

ADMINISTRATIVE EXPENSES                                      740               827             1,898              2,650

SPECIAL COMPENSATION EXPENSE                                   -                 -                 -              1,515
                                                     --------------    --------------    --------------     --------------

        Operating income                                   1,970               201             4,743              2,636

INTEREST EXPENSE                                             876               884             2,632              2,656

INTEREST INCOME                                               37                10                60                146
                                                     --------------    --------------    --------------     --------------

         Income (loss) before provision for
                 income taxes                              1,131              (673)            2,171                126

PROVISION (BENEFIT) FOR INCOME TAXES                         (32)              (24)                -                 57
                                                     --------------    --------------    --------------     --------------

          Net income (loss) available to common
                 stockholder                            $  1,163          $   (649)         $  2,171           $     69
                                                     ==============    ==============    ==============     ==============


              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                       --------------------------------
                                                                           1998               1999
                                                                       --------------     -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        $ 2,755            $(2,591)
                                                                       --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                         (574)            (1,372)
                                                                       --------------     -------------

           Net cash used in investing activities                              (574)            (1,372)
                                                                       --------------     -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,181             (3,963)

CASH AND CASH EQUIVALENTS, beginning of period                               1,241              4,409
                                                                       --------------     -------------

CASH AND CASH EQUIVALENTS, end of period                                   $ 3,422            $   446
                                                                       ==============     =============

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals International N.V. and Subsidiaries as of September 30, 1999 and the three and nine month periods ended September 30, 1998 and 1999 included herein. Reference should also be made to the Company's Annual Report on Form 10-K that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 1998. You should note that we sold our Brownsville, Texas, facility on July 29, 1998, and the figures below and our consolidated condensed financial statements for the three and nine months ended September 30, 1998 include the operations of the Brownsville facility prior to its sale.

RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, the percentage of revenues represented by certain items in our consolidated condensed income statements.

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                 -----------------------------------------
                                                                        1998                   1999
                                                                 ------------------     ------------------
                                                                             % OF                   % OF
                                                                 DOLLARS    REVENUES    DOLLARS    REVENUES
                                                                 --------   --------    --------   --------
Revenues:
   Terminaling services                                          $ 17,005     52.0%     $ 14,292     33.0%
   Bunker and bulk product sales                                   15,694     48.0%       29,018     67.0%
                                                                 --------    ------     --------   -------
   Total revenues                                                  32,699    100.0%       43,310    100.0%
 Cost of services and products sold                                24,720     75.6%       36,928     85.3%
                                                                 --------    ------     --------   -------
   Gross profit                                                     7,979     24.4%        6,382     14.7%
 Administrative expenses                                            1,766      5.4%        2,172      5.0%
                                                                 --------    ------     --------   -------
   Operating income                                                 6,213     19.0%        4,210      9.7%
 Interest expense                                                   4,206     12.9%        3,176      7.3%
 Interest income                                                      187      0.6%          105      0.2%
                                                                 --------    ------     --------   -------
 Income before income taxes and extraordinary charge                2,194       6.7%       1,139       2.6%
 Provision for income taxes                                            49       0.1%          55       0.1%
                                                                 --------    ------     --------   -------
   Net income available to common stockholder                    $  2,145       6.6%    $  1,084       2.5%
                                                                 ========    ======     ========   =======

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -----------------------------------------
                                                                        1998                   1999
                                                                 ------------------     ------------------
                                                                             % OF                   % OF
                                                                 DOLLARS    REVENUES    DOLLARS    REVENUES
                                                                 --------   --------    --------   --------
Revenues:
   Terminaling services                                          $ 48,161     48.4%     $ 48,328     39.3%
   Bunker and bulk product sales                                   51,374     51.6%       74,664     60.7%
                                                                ---------    ------     --------   -------
   Total revenues                                                  99,535    100.0%      122,992    100.0%
 Cost of services and products sold                                78,652     79.0%       99,327     80.8%
                                                                ---------    ------     --------   -------
   Gross profit                                                    20,883     21.0%       23,665     19.2%
 Administrative expenses                                            5,575      5.6%        5,957      4.8%
 Special compensation expense                                           -        -         4,099      3.3%
                                                                 --------   --------    --------   -------
   Operating income                                                15,308     15.4%       13,609     11.1%
 Loss on disposition of property and equipment                      4,000      4.0%            -        -
 Interest expense                                                  12,651     12.7%       11,113      9.1%
 Interest income                                                      401      0.4%          627      0.5%
                                                                 --------    ------     --------   -------
 Income (loss) before income taxes and extraordinary charge          (942)    (0.9)%       3,123      2.5%
 Provision for income taxes                                           268      0.3%          548      0.4%
 Extraordinary charge related to early extinguishment of debt           -        -         4,743      3.9%
                                                                 --------   --------    --------   -------
   Net loss available to common stockholder                      $ (1,210)    (1.2)%    $ (2,168)    (1.8)%
                                                                 =========   =======    =========  ========

         The following tables set forth, for the periods indicated (a) the total revenues and total operating income (loss), after allocation of administrative expenses, at each of our operating locations and (b) the percentage of revenue and operating income (loss) relative to our total revenue and operating income.

                              REVENUES BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                  -----------------------------------------
                                                                         1998                   1999
                                                                  ------------------     ------------------
                                                                              % OF                   % OF
                                                                  DOLLARS     TOTAL      DOLLARS     TOTAL
                                                                  --------   --------    --------   --------
Netherlands Antilles and the Caribbean                            $ 27,059       82.8%   $  39,647      91.5%
Canada                                                               5,640       17.2%       3,663       8.5%
                                                                  --------      -----    ---------     -----
    Total                                                         $ 32,699      100.0%   $  43,310     100.0%
                                                                  ========      =====    =========     =====

                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -----------------------------------------
                                                                         1998                   1999
                                                                  ------------------     ------------------
                                                                              % OF                   % OF
                                                                  DOLLARS     TOTAL      DOLLARS     TOTAL
                                                                  --------   --------    --------   --------
Netherlands Antilles and the Caribbean                            $  82,880      83.3%   $ 108,129      87.9%
Canada                                                               15,042      15.1%      14,863      12.1%
Brownsville, Texas facility                                           1,613       1.6%           -         -
                                                                  ---------     -----    ---------     -----
    Total                                                         $  99,535     100.0%   $ 122,992     100.0%
                                                                  =========     =====    =========     =====

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

                       OPERATING INCOME (LOSS) BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                  -----------------------------------------
                                                                         1998                   1999
                                                                  ------------------     ------------------
                                                                              % OF                   % OF
                                                                  DOLLARS     TOTAL      DOLLARS     TOTAL
                                                                  --------   --------    --------   --------
Netherlands Antilles and the Caribbean                            $ 4,315        69.4%    $ 3,950       93.8%
Canada                                                              1,898        30.6%        260        6.2%
                                                                  -------       -----     -------      -----
    Total                                                         $ 6,213       100.0%    $ 4,210      100.0%
                                                                  =======       =====     =======      =====

                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -----------------------------------------
                                                                         1998                   1999
                                                                  ------------------     ------------------
                                                                              % OF                   % OF
                                                                  DOLLARS     TOTAL      DOLLARS     TOTAL
                                                                  --------   --------    --------   --------
Netherlands Antilles and the Caribbean                            $11,153        72.9%    $10,943       80.4%
Canada                                                              4,559        29.8%      2,666       19.6%
Brownsville, Texas facility                                          (404)       (2.7)%         -          -
                                                                  -------       -----     -------      -----
    Total                                                         $15,308       100.0%    $13,609      100.0%
                                                                  =======       =====     =======      =====

         The following table sets forth for the periods indicated total capacity, capacity leased, throughput, and vessel calls for each of our operating locations. "Total capacity" represents the average storage capacity available for lease for a period. "Capacity leased" represents the storage capacity leased to third parties weighted for the number of days leased in the month divided by the capacity available for lease. "Throughput" volume is the total number of inbound barrels discharged into our facilities from a vessel, tank, rail car or tanker truck, not including across-the-dock or tank-to-tank transfers. A "vessel call" occurs when a vessel docks or anchors at one of our terminal locations in order to load and/or discharge cargo and/or to take bunker fuel. Such dockage or anchorage is counted as one vessel call regardless of the number of activities carried on by the vessel. A vessel call also occurs when we sell and deliver bunker fuel to a vessel not calling at our terminals for the above purposes. Each of these statistics is a measure of the utilization of our facilities and equipment.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)

                                           FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                        ----------------------------------    ---------------------------------
                                            1998               1999                1998              1999
                                        --------------    ----------------    ---------------    --------------
Netherlands Antilles and
   the Caribbean
                  Total capacity               11,334              11,334             11,334            11,334
                  Capacity leased                 95%                 89%                91%               91%
                  Throughput                   21,516              15,011             53,042            48,687
                  Vessel calls                    209                 219                629               739

Canada
                  Total capacity                7,404               7,404              7,404             7,404
                  Capacity leased                 98%                 65%                91%               85%
                  Throughput                    8,456               8,880             35,654            31,214
                  Vessel calls                     22                  19                 85                78

All locations (1)
                   Total capacity              18,738              18,738             18,738            18,738
                   Capacity leased                96%                 79%                91%               89%
                   Throughput                  29,972              23,891             88,696            79,901
                   Vessel calls                   231                 238                714               817

------------
(1) The Brownsville, Texas, facility was sold on July 29, 1998. The statistics above for the nine months ended September 30, 1998 exclude the operations of the Brownsville facility.

COMPARABILITY

         On July 29, 1998, we sold Statia Terminals Southwest to an unrelated third-party. Our consolidated condensed financial statements for the nine months ended September 30, 1998 include the operations of Statia Terminals Southwest prior to its sale. The operating results of Statia Terminals Southwest for the nine months ended September 30, 1998 were not significant. Additionally, our Parent's initial public offering of equity, which closed on April 28, 1999, impacted our results of operations and financial condition.

REVENUES

         Total revenues for the three and nine months ended September 30, 1999 were $43.3 million and $123.0 million, compared to $32.7 million and $99.5 million for the same periods of 1998, representing increases of $10.6 million, or 32.5% and $23.5 million, or 23.6%, respectively.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         Revenues from terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response and other terminal services), for the three and nine months ended September 30, 1999 were $14.3 million and $48.3 million, compared to $17.0 million and $48.2 million for the same periods of 1998, representing a decrease of $2.7 million, or 15.9% and an increase of $0.2 million, or 0.3%, respectively. The decrease in terminaling services revenue for the three months ended September 30, 1999 compared to the same period in 1998 was principally due to the effects of the OPEC/OPEC Plus Accord which was reached in March 1999. The Accord was established between many of the oil producing nations, some of whom we do business with, to raise crude oil prices by reducing supply. Members of the Accord have reduced their production of crude oil which, in turn, has reduced the worldwide quantity of crude oil and petroleum products in storage.

           For the nine months ended September 30, 1999, approximately 57.2% of our tank capacity and approximately 61.8% of our storage and throughput revenues, excluding related ancillary services, were derived from long term contracts.

         Revenues from terminaling services at St. Eustatius decreased approximately $1.4 million, or 12.0%, during the three months ended September 30, 1999 as compared to the third quarter of 1998, due to decreased throughput and a lower percentage capacity leased. Revenues from terminaling services at this facility increased $1.1 million, or 3.4%, during the nine months ended September 30, 1999 as compared to the same period of 1998, due primarily to increased vessel calls. Total throughput decreased from 21.5 million and 53.0 million barrels during the three and nine months ended September 30, 1998 to
15.0 million and 48.7 million barrels during the same periods of 1999 due primarily to decreased throughput of crude and fuel oil which was partially offset by increased throughput of petroleum products.

         For the nine months ended September 30, 1998 and 1999, the overall percentage of capacity leased at St. Eustatius was 91% each period. This facility experienced increases in the percentage of capacity leased for petroleum product tankage offset by decreases in the percentage of capacity leased for fuel oil tankage. For the three months ended September 30, 1999, the overall percentage of capacity leased at this facility was 89% compared to 95% for the same period of 1998, primarily reflecting a decrease in the percentage of capacity leased for fuel oil tankage. The percentage of capacity leased for fuel oil tankage decreased during the three and nine months ended September 30, 1999 as compared to the same periods of 1998 primarily as a result of the OPEC/OPEC Plus Accord and backwardation. Ten fewer cargo vessels called at the St. Eustatius facility during the three months ended September 30, 1999 than during the same period of 1998, resulting in lower revenues from port charges, which consist of dock charges, emergency response fees and other terminal charges. Thirty more cargo vessels called at this facility during the nine months ended September 30, 1999 than during the same period of 1998, resulting in higher revenues from port charges.

         Revenues from terminaling services at Point Tupper decreased approximately $1.4 million, or 27.6% and $0.3 million, or 2.4%, during the three and nine months ended September 30, 1999, as compared to the same periods of 1998. The decrease is due to a lower percentage capacity leased and fewer vessel calls during the three and nine months ended September 30, 1999, and due to lower throughput during the nine months ended September 30, 1999. The percentage of tank capacity leased at Point Tupper decreased from 98% and 91% for the three and nine months ended September 30, 1998 to 65% and 85% for the same periods of 1999. These decreases are primarily the result of the decision by a customer of this facility, which is a participant in the Accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Fewer vessels called during the three and nine months ended September 30, 1999 as compared to the same periods of 1998 which led to lower revenues from port charges at this facility.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         Revenues from bunker and bulk product sales were $29.0 million and $74.7 million for the three and nine months ended September 30, 1999 compared to $15.7 million and $51.4 million for the same periods of 1998, an increase of $13.3 million, or 84.9% and $23.3 million, or 45.3%. These increases were due to increases in the volume of bunkers and bulk product delivered and increases in average selling prices. Metric tons of bunkers and bulk product delivered increased 23.9% and 29.7% during the three and nine months ended September 30, 1999 as compared to the same periods of 1998. Average selling prices increased 49.5% and 12.1% when comparing the three and nine months ended September 30, 1999 with the same periods of 1998. These changes in average selling prices were primarily the result of changes in the world oil markets which have been significantly influenced by the Accord.

GROSS PROFIT

         Gross profit for the three months ended September 30, 1998 and 1999 was $8.0 million and $6.4 million, representing a decrease of $1.6 million, or 20.0%. Gross profit for the nine months ended September 30, 1998 and 1999 was $20.9 million and $23.7 million, representing an increase of $2.8 million, or 13.3%. The decrease and the increase in gross profit for these periods are primarily the result of the changes in our terminaling services revenue discussed above. Additionally, we realized higher dollar gross margins on bunker sales during the three and nine months ended September 30, 1999 as compared to the same periods of 1998 due to higher volumes of bunker fuels delivered.

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

ADMINISTRATIVE EXPENSES

         Administrative expenses were $2.2 million and $6.0 million for the three and nine months ended September 30, 1999 as compared to $1.8 million and $5.6 million for the same periods of 1998, representing increases of $0.4 million, or 23.0% and $0.4 million, or 6.9%. The increases during the three and nine months ended September 30, 1999 are primarily the result of higher personnel and related costs.

SPECIAL COMPENSATION EXPENSE

         As more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, we recorded special compensation expense during the nine months ended September 30, 1999 of $4.1 million of which $2.2 million was a non-cash charge.

INTEREST EXPENSE

         During the three and nine months ended September 30, 1999, we incurred $3.2 million and $11.1 million of interest expense compared to $4.2 million and $12.7 million for the same periods of 1998. Interest expense includes interest accrued on our mortgage notes due in 2003, amortization expense related to deferred financing costs, other interest expenses and bank charges. In May, 1999, we repurchased $34.0 million of the mortgage notes which resulted in lower interest expense on this debt.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

PROVISION FOR INCOME TAXES

         Provision for income taxes was $0.06 million and $0.5 million for the three and nine months ended September 30, 1999 as compared to $0.05 million and $0.3 million for the same periods of 1998. The provision for income taxes has been increased in 1999 in contemplation of a new tax agreement with the governments of the Netherlands Antilles and island of St. Eustatius (see further discussions regarding the tax agreement and taxation matters in our Form 10-K).

EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF DEBT

         As more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, we recognized an extraordinary charge of $4.7 million during the nine months ended September 30, 1999 in connection with the repurchase of $34.0 million of our 11 3/4% mortgage notes. There was no income tax effect associated with this extraordinary charge.

NET INCOME (LOSS)

         Net income available to common stockholder was $1.1 million for the three months ended September 30, 1999 and we have incurred a net loss of $2.2 million for the nine months ended September 30, 1999, as compared to net income of $2.1 million and a net loss of $1.2 million for the same periods of 1998. The changes in net income and net loss are attributable to the net effect of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, in May, 1999 we repurchased in the open market a principal amount of $34.0 million of our mortgage notes, leaving $101.0 million of mortgage notes outstanding. It is anticipated that the repurchase of the mortgage notes will result in annual reductions in interest payments of $4.0 million.

         We have extended, in accordance with the provisions of the original agreement with the lender, our $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. No draws have been made on this facility. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with our available borrowing base, which was estimated at $11.8 million at September 30, 1999. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (8.75% at November 15, 1999) and will expire on November 27, 2000.

         At September 30, 1999, we had cash and cash equivalents on hand of $13.4 million compared to $13.9 million at December 31, 1998. We currently believe that cash on hand, cash flow generated by operations, and amounts available under the revolving credit facility will be sufficient to fund working capital needs, to service debt, to make capital expenditures and to meet other operating requirements, including any expenditures required by applicable environmental laws and regulations. Our operating performance and ability to service or refinance the mortgage notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. We can give no assurances that our future operating performance will be sufficient to service our indebtedness or that we will be able to repay at maturity or refinance our indebtedness in whole or in part.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         During October 1999, the Parent's Board of Directors declared a distribution of $0.45 per share to the Parent's Class A common shareholders and Class B subordinated shareholders meeting the target quarterly distribution. The distribution was payable to shareholders of record as of the close of business on October 29, 1999 and was paid on November 12, 1999 only to Class A common shareholders. We paid a dividend to the Parent of $3.4 million on November 10, 1999 to enable the Parent to pay this distribution.

CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $18.6 million and $13.4 million for the nine months ended September 30, 1998 and 1999, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges and changes in various asset and liability accounts.

         Accounts receivable and accounts payable were $17.5 million and $15.9 million, respectively, at September 30, 1999 as compared to $9.9 million and $9.0 million, respectively, at December 31, 1998. The increase in accounts receivable and accounts payable is primarily due to changes in the world oil markets which have increased both our selling prices and related costs of bunker and bulk product sales.

CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities was $1.0 million and $6.3 million for the nine months ended September 30, 1998 and 1999, respectively. Investing activities during the nine months ended September 30, 1998 and 1999 included purchases of property and equipment of $7.5 million and $6.3 million, respectively. During the nine months ended September 30, 1998, we received gross proceeds of $6.5 million from the sale of Statia Terminals Southwest.

CASH FLOW FROM FINANCING ACTIVITIES

         Our cash flows from financing activities for the nine months ended September 30, 1999 were impacted by our Parent's initial public offering of equity which is more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item I of this Report.

         On August 12, 1999, we paid a dividend of $2.4 million to the Parent to enable the Parent to pay a $2.4 million distribution to its common shareholders on August 13, 1999.

         During the nine months ended September 30, 1998, we utilized the net proceeds from the sale of the Brownsville, Texas, Facility to pay $6.15 million to our Parent which was subsequently used by our Parent to retire $6.15 million of its Series D Preferred Stock.

CAPITAL EXPENDITURES

         Our projected capital expenditure spending for 1999 is $7.8 million for maintenance capital expenditures and $1.1 million for producing incremental revenues. Additional spending is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenue, and those which represent maintenance capital expenditures.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)

                                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------------------
                                                                       1998                   1999
                                                                ------------------     --------------------
                                                                            % OF                    % OF
                                                                DOLLARS     TOTAL      DOLLARS      TOTAL
                                                                --------   --------    --------    --------
Produce incremental revenues                                    $   491       21.2%     $   355       15.6%
Maintenance capital expenditures                                  1,829       78.8%       1,919       84.4%
                                                                -------      -----      -------      -----
    Total                                                       $ 2,320      100.0%     $ 2,274      100.0%
                                                                =======      =====      =======      =====

                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------------------
                                                                       1998                   1999
                                                                ------------------     --------------------
                                                                            % OF                    % OF
                                                                DOLLARS     TOTAL      DOLLARS      TOTAL
                                                                --------   --------    --------    --------
Produce incremental revenues                                    $   711        9.5%     $   651       10.3%
Maintenance capital expenditures                                  6,778       90.5%       5,680       89.7%
                                                                -------      -----      -------      -----
    Total                                                       $ 7,489      100.0%     $ 6,331      100.0%
                                                                =======      =====      =======      =====


INFORMATION TECHNOLOGY AND THE YEAR 2000

         Some computer software and hardware applications and embedded microprocessor, microcontroller or other processing technology applications and systems use only two digits to refer to a year rather than four digits. As a result, these applications could fail or create erroneous results in dealing with certain dates and especially if the applications recognize "00" as the year 1900 rather than the year 2000. During 1997, we developed a Year 2000 plan to upgrade our key information systems and simultaneously address the potential disruption to both operating and accounting systems that might be caused by the Year 2000 problem. The Year 2000 plan also provides for evaluations of the systems of customers, vendors, and other third-party service providers and evaluations of our non-information technology systems.

         We have substantially completed the assessment phase of the Year 2000 plan. We have tested new Year 2000 compliant terminal operations software at our facilities and are implementing corrective actions for deficiencies. We anticipate that the Year 2000 compliant terminal operations systems will be fully implemented during the fourth quarter of 1999. We have implemented a fully integrated Year 2000 compliant finance, accounting, and human resources system. In addition to being Year 2000 compliant, it is anticipated that this system and the terminal operations software will significantly enhance systems functionality.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         We previously identified some components of our control systems at our two terminals as not being Year 2000 compliant. We have installed, tested, and continue to test, replacements of non-compliant components. These systems measure, regulate, control, and maintain crude oil and petroleum product flow and fire protection equipment at the terminals. We have evaluated the best means to mitigate the possible adverse effects resulting from the potential failure of these systems. We believe that in a worst case scenario, existing manual overrides would prevent the failure of these systems from having a material adverse effect on our operations.

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

         We have developed, tested, and continue to test, our company-wide contingency plans for use in the event any of our systems or those of third parties should fail.

         Through September 30, 1999, we have spent $2.0 million in connection with our Year 2000 remediation efforts and related enhancements of systems functionality. Of this total, we have capitalized $1.8 million and expensed $0.2 million. During the remainder of 1999, we anticipate spending an additional $0.2 million to complete these efforts of which we anticipate capitalizing substantially all $0.2 million. However, we cannot guarantee that these estimates will be met and actual expenditures could differ materially from these estimates.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding ninety days. We do not presently have any derivative positions to hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products, which are sensitive to changes in commodity prices, on hand at September 30, 1999 computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)

                                                  AS OF SEPTEMBER 30, 1999
                                             ---------------------------------
                                             CARRYING AMOUNT        FAIR VALUE
                                             ---------------        ----------
Petroleum Inventory:
  Statia Terminals N.V.                          $   1,705           $  1,984
  Statia Terminals Canada                              259                331
                                                 ---------           --------
Total                                            $   1,964           $  2,315
                                                 =========           ========


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

                                       None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                                       None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                       None.

                            ITEM 5. OTHER INFORMATION.

              Our web site is located at http://www.statiaterm.com.

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

                                   STATIA TERMINALS INTERNATIONAL N.V.
                                                   (Registrant)
Date: November 15, 1999

                                   By:   /S/ JAMES G. CAMERON
                                      ------------------------------------------
                                             James G. Cameron
                                             Managing Director
                                             (As Authorized Officer)

                                   By:   /S/ JAMES F. BRENNER
                                      ------------------------------------------
                                             James F. Brenner
                                             Vice President and Treasurer
                                            (As Authorized Officer and Principal
                                            Finance and Accounting Officer)

                                   STATIA TERMINALS CANADA, INCORPORATED
                                                (Registrant)
Date: November 15, 1999

                                   By:   /S/ JAMES F. BRENNER
                                      ------------------------------------------
                                             James F. Brenner
                                             Vice President-Finance
                                             (As Authorized Officer and
                                             Principal Finance and
                                             Accounting Officer)

                                    Page S-1

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
 27.1       Financial Data Schedule for Statia Terminals International N.V.
            (for electronic filing only)

 27.2 Financial Data Schedule for Statia Terminals Canada, Incorporated. (for electronic filing only)