Form 10-K
period 1999-12-31
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 2000-03-31
CIK 1029101, 1029102

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999
                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ________________

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

                              C/O COVENANT MANAGERS
                                L.B. SMITHPLEIN 3
                          CURACAO, NETHERLANDS ANTILLES
                                (011) 5993-82300

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

          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF CLASS                  NAME OF EXCHANGE ON WHICH REGISTERED
       --------------                  ------------------------------------
            NONE                                       NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   NONE
                                                             ------

         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ Not Applicable ].

         The equity securities of the registrants have not been, and are not required to be, registered under either the Securities Act of 1933 or the Securities Exchange Act of 1934.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I.      .................................................................1

Item 1.      Business.........................................................1
Item 2.      Properties......................................................12
Item 3.      Legal Proceedings...............................................15
Item 4.      Submission of Matters To a Vote of Security Holders.............15

PART II.     ................................................................16

Item 5.      Market For Registrant's Common Equity and Related
                Security Matters.............................................16
Item 6.      Selected Financial Data.........................................16
Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................19
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk......36
Item 8.      Financial Statements and Supplementary Data.....................36
Item 9.      Changes In and Disagreements With Accountants
                On Accounting and Financial Disclosure.......................37

PART III.    ................................................................38

Item 10.     Directors and Executive Officers of the Registrants.............38
Item 11.     Executive Compensation..........................................43
Item 12.     Security Ownership of Certain Beneficial Owners and Management..47
Item 13.     Certain Relationships and Related Transactions..................48

PART IV.     ................................................................50

Item 14.     Exhibits, Financial Statement Schedules and Reports On Form 8-K.50

         THIS ANNUAL REPORT ON FORM 10-K (THE "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2, 3 AND 7 HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND OTHER PETROLEUM PRODUCTS, CHANGES IN THE PETROLEUM TERMINALING INDUSTRY, ADDED COSTS DUE TO CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, THE LOSS OF A MAJOR CUSTOMER OR CUSTOMERS, THE FINANCIAL CONDITION OF OUR CUSTOMERS, INTERRUPTION OF OUR OPERATIONS CAUSED BY ADVERSE WEATHER CONDITIONS, THE CONDITION OF THE U.S. AND CERTAIN FOREIGN ECONOMIES, AND OTHER MATTERS INCLUDED IN THIS REPORT. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

         FREQUENTLY IN THIS REPORT, ESPECIALLY WHEN DISCUSSING OUR OPERATIONS, WE REFER TO OURSELVES, STATIA TERMINALS INTERNATIONAL N.V., STATIA TERMINALS CANADA, INCORPORATED AND OUR SUBSIDIARIES, AS "WE" OR "US". REFERENCES TO THE "PARENT" ARE TO STATIA TERMINALS GROUP N.V. WHICH OWNS, DIRECTLY OR INDIRECTLY, ALL OF OUR COMMON STOCK.

                                     PART I.

                                ITEM 1. BUSINESS

                            INTRODUCTION AND HISTORY

         We believe we are one of the five largest independent marine terminaling companies in the world as measured in terms of storage capacity. At the end of 1999, our tank capacity was 18.7 million barrels. We believe we are the largest independent marine terminal operator handling crude oil imported into the Eastern United States and Canada. Our two terminals are strategically located at points of minimal deviation from major shipping routes. We provide terminaling services for crude oil and refined products to many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, petrochemical companies and ship owners. Our customers include Saudi Aramco and Tosco. Our customers transship their products through our facilities to the Americas and Europe. We own and operate one storage and transshipment facility located on the island of St. Eustatius, Netherlands Antilles, and one located at Point Tupper, Nova Scotia, Canada. In connection with our terminaling business, we provide related value-added services, including crude oil and petroleum product blending and processing, berthing of vessels at our marine facilities, and emergency and spill response. In addition to our terminaling services, we sell bunkers, which is the fuel marine vessels consume, and bulk product to various commercial interests.

         Our operations began in 1982 as Statia Terminals N.V., with an oil products terminal located on the island of St. Eustatius, Netherlands Antilles. In 1984, CBI Industries, Inc., an industrial gases and contracting services company, acquired a controlling interest in Statia Terminals N.V. We purchased Statia Terminals Southwest, Inc. with its facility at Brownsville, Texas, in 1986. In 1990, CBI Industries became the sole owner of Statia Terminals N.V. and Statia Terminals Southwest. In 1993, we acquired the remaining shares not then owned by us of Statia Terminals Point Tupper, Incorporated, located at Point Tupper, Nova Scotia, Canada. In 1996, Praxair, Inc. acquired CBI Industries. In November 1996, Castle Harlan Partners II L.P., members of our management and others acquired from Praxair all of the outstanding capital stock of Statia Terminals N.V., Statia Terminals, Inc., their subsidiaries and certain of their affiliates. Castle Harlan Partners II L.P. is a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank. At the same time, Statia Terminals Point Tupper, Incorporated was amalgamated into Statia Terminals Canada, Incorporated. Statia Terminals Group N.V., Statia Terminals International N.V. and certain of their subsidiaries were organized for purposes of facilitating the acquisition. In July 1998, we sold Statia Terminals Southwest to an unaffiliated third party purchaser.

         On April 28, 1999, the Parent completed its initial public equity offering of 7.6 million Class A common shares. The offering price was $20 per share raising gross proceeds of $152 million. A portion of the proceeds was used by the Parent to purchase additional capital stock of Statia Terminals International N.V. amounting to $33.7 million, net of expenses. During May 1999, we used the proceeds from the sale of our capital stock, along with existing cash, to repurchase in the open market a principal amount of $34 million of the 11 3/4% First Mortgage Notes. In connection with the repurchase of the mortgage notes, we incurred a $4.7 million loss on the early extinguishment of debt.

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

                                    INDUSTRY

         TERMINALING

         The petroleum terminaling industry consists of two market segments. One segment is characterized by the ownership and management of terminals inland along major crude oil or petroleum product pipelines. This segment is primarily engaged in the distribution of crude oil to inland refineries or of petroleum products via pipeline, rail or truck. The second segment of the industry is marine terminaling. This segment is primarily engaged in bulk storage and transshipment of crude oil and petroleum products of domestic and overseas producers, integrated oil companies, traders, refiners and distributors. "Transshipment" is the process whereby customers transfer their products either from a vessel to storage tanks for subsequent transfer to other vessels for delivery to other destinations or from one ship to another ship across the dock. We are primarily engaged in marine terminaling.

         A substantial portion of crude oil and petroleum products storage terminals are "captive," in other words, they are owned by producers, refiners and pipeline operators and used almost exclusively for their own operations. The independent terminaling operator segment of the marine terminaling industry which is described in this Report excludes these captive terminals. Captive terminal storage is only occasionally made available to the general market and lacks some of the competitive advantages of independent operations, the most important of which is confidentiality.

         Companies generally use marine liquids terminals for various reasons including:

         o to take advantage of economies of scale by transporting crude oil or petroleum products in bulk to a terminal as near to the ultimate destination as economically possible;

         o to blend crude oil or petroleum products to meet market specifications;

         o to process products stored by their customers to add value for a specific downstream market;

         o        to temporarily store crude oil or petroleum product; and

         o to access fuel, in a process known as "bunkering," and supplies for consumption by marine vessels.

         BULK CARGO MOVEMENT

         Due to significant economies of scale, petroleum companies ship crude oil from locations such as the Middle East, North Sea and West Africa in very-large or ultra-large crude carriers to a transshipment point such as one of our terminals. These very-large and ultra-large crude carriers, however, are too large to deliver their cargo directly to many ports, including virtually all U.S. ports. Therefore, most petroleum companies are forced to either partially or completely "lighter" their cargo, which is the process by which liquid cargo is transferred to smaller vessels, usually while at sea, or transship their cargo through a terminal to smaller vessels that can enter U.S., Canadian and Caribbean ports. Both of our facilities can handle substantially all of the world's largest fully-laden very-large and ultra-large crude carriers.

         We believe that terminaling offers several advantages over lightering. Terminaling generally provides more flexibility in the scheduling of deliveries and allows our customers to deliver their products to multiple locations. Terminaling is also generally safer and more environmentally sound than lightering which is conducted at sea and may be impacted by vessel movement, adverse weather and sea conditions. Lightering in U.S. territorial waters also creates a risk of liability for owners and shippers of oil. Under the U.S. Oil Pollution Act of 1990 and other state and federal legislation, significant liability is imposed for spills in U.S. territorial waters. In Canada, similar liability exists under the Canadian Shipping Act. Terminaling also provides customers with the ability to access value-added terminal services.

         Lightering generally takes significantly longer than discharging at a terminal. For example, a fully laden ultra-large crude carrier may require four or more days to fully discharge by lightering, but only 24 to 48 hours to fully discharge at our terminals. In addition, terminals allow oil producers to store oil and benefit from value-added services. The advantages of terminaling may be offset in market conditions where the direct costs of terminaling are higher than those of lightering. The direct cost differential of lightering versus terminaling changes as charter rates change for ships of various sizes. Under current market conditions, lightering in most instances costs less than terminaling, primarily by allowing very-large and ultra-large crude carriers to cover the longest portion of the total journey.

         BLENDING

         Increasingly stringent environmental regulations create additional demand for facilities that can blend a variety of components into finished products that meet such regulations as well as meet customer specific requirements. Precise blending requires specialized equipment, expertise, and availability of a full range of blendstocks. The evolving reformulated gasoline market in the U.S., resulting primarily from emission-reduction regulations, including the U.S. CLEAN AIR ACT, as amended, tightening specifications for distillates and the increasing need for blended residual fuel are expected to enhance the growth of the product blending segment of the terminaling industry. We regularly blend components to make finished gasolines and various grades of residual fuel. Fuel oils are also blended for utilities and other commercial users, and crude oils are blended for refiners.

         STRATEGIC STORAGE

         Some crude oil producers, integrated oil companies, refiners and others have a continuing need to store crude oil and petroleum products to supply a specific downstream demand, such as to supply feedstock to a refinery. The need for strategic storage is generally not as sensitive to changes in market conditions as is seasonal and opportunity storage and usually results in our being able to negotiate longer term contracts. We have several customers who use our facilities for strategic purposes. In Canada, a large independent U.S. refiner leases and utilizes eight tanks aggregating 3.6 million barrels for gathering crude oil from various locations to feed two of its refineries on the U.S. East coast. A second customer, consisting of a consortium of major oil companies, sends natural gas liquids via pipeline to certain processing facilities on land leased from us. After processing, certain products are stored with us under a long-term contract. At St. Eustatius, an oil producer leases 5.0 million barrels of storage from us and uses these tanks to supply its customers. Contracts with our most significant strategic storage customers are discussed below under the heading "CUSTOMERS."

         SEASONAL AND OPPORTUNITY STORAGE

         Refiners, traders and others use storage facilities to take advantage of seasonal movements and anomalies in the crude oil and petroleum products markets. When the forward prices for crude oil and petroleum products that we store fall below spot prices for any length of time, this market condition is called "backwardation." When forward prices exceed spot prices for any length of time the market is said to be in "contango." When crude oil and petroleum product markets are in contango by an amount exceeding storage costs, the time value of money, the cost of a second vessel plus the cost of loading and unloading at a terminal, the demand for storage capacity at terminals usually increases. When crude oil and petroleum products markets are in backwardation for any length of time, the traditional users of terminal storage facilities are less likely to store product, thereby reducing storage utilization levels. Historically, heating oil has been in contango during the summer months and gasoline has been in contango during the winter months. As a result, demand for heating oil storage is typically strongest during the summer, fall and winter months and demand for gasoline storage is typically strongest in the winter, spring and summer months. However, during the summer of 1999 and winter of 1999/2000, the heating oil and gasoline markets have not followed this historical pattern, and we can give no assurance that the crude oil and petroleum products markets will follow these patterns in the future.

         From the beginning of 1995 to late 1997, all segments of the crude oil and petroleum products markets were in a period of backwardation which we believe adversely impacted our business. Several factors contributed to this backwardation period, including anticipation of incremental crude oil supplies entering the market from Iraq and elsewhere, a shift to "just in time inventory" positions by many oil companies, and strong demand for petroleum products.

         Beginning in late 1997 and until the current period of backwardation started during the spring of 1999, all segments of the crude oil and petroleum products markets were generally in contango. As a result, previously available storage tank capacity began to diminish, and storage tank lease rates began to rise during 1998. The shift toward contango was due in part to the worldwide excess supply of crude oil which existed at that time, which resulted in a sharp decrease in spot prices for most petroleum products.

         Members of the Organization of Petroleum Exporting Countries ("OPEC"), in conjunction with certain non-OPEC members, signed an agreement in March 1999 to reduce worldwide crude oil production with the intent of supporting market prices for crude oil and petroleum products. In accordance with the one year agreement which became effective April 1, 1999, the signatories significantly reduced their production of crude oil which resulted in a significant increase in spot prices and a reduction of crude oil and petroleum products inventories. The signatories began meeting on March 27, 2000 to discuss the status of the agreement and on March 28, 2000 announced increases in production. However, it is still too early to determine how this announcement and subsequent increases in production will affect the markets for crude oil and petroleum products. Since shortly after the agreement was reached in March 1999, generally all segments of the crude oil and petroleum products markets have been in particularly severe backwardation. We believe that our business has been adversely impacted during the current backwardation period.

         BUNKER SALES

         "Bunkering" is the sale and delivery of fuels to marine vessels to be used for their own engines. The customer base and suppliers of bunker fuel are located worldwide. Sales of bunker fuel, which includes diesel oil, gas oil and intermediate fuel oil, are driven primarily by the proximity of the supply location to major shipping routes and ports of call; the amount of cargo carried by marine vessels; and the price, quantity and quality of bunker fuel.

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

         PROCESSING

         Atmospheric distillation is a process that applies heat to separate the hydrocarbons in crude oil into certain petroleum products. Most simple distillation units, including ours, produce at least three product streams: naphtha, distillate (heating oil) and residual fuel. The profitability of atmospheric distillation is dependent on feedstock, operating and other costs compared to the value of the resulting products. From time to time, we process petroleum products with our atmospheric distillation unit.

                              SERVICES AND PRODUCTS

         We provide storage services which are designed to meet our customers' specifications and a full range of terminaling-related services, including product blending, heating, mixing, separation, and removal of water and other impurities. Our facilities can handle a variety of petroleum materials, including light, medium and heavy crude oils, residual fuel oil, gasoline, gasoline blending components, diesel, marine gas oil, marine diesel oil, aviation fuel, bunker fuel, and butane. Residual fuel oil is comprised of the residue from the distillation of crude oil after the light oils, gasoline, naphtha, kerosene and distillate oils are extracted. We also handle petroleum diluents, lubricating oils, and various other petroleum products.

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

         We specialize in "in-tank" or "in-line" blending with computer-assisted blending technology that assures product integrity and homogeneity. Our facilities can blend and mix a full range of petroleum products including gasoline, residual fuel oils, bunker fuel, and crude oil. We believe our blending capability has attracted certain customers who have leased capacity primarily for blending purposes and who have contributed to our bunker fuel and bulk product sales. We have worked closely with residual fuel oil market participants to assist them with their blending operations.

         We own storage spheres for butane at both of our facilities that enhance our gasoline blending capabilities. We also own an atmospheric distillation unit for refining at St. Eustatius. We use the storage spheres and the distillation unit to improve product quality and add value to our customers' products.

         Notwithstanding periods of unusually adverse market conditions, including the current period of backwardation and the backwardation period which persisted from the first quarter of 1995 to the fourth quarter of 1997, the average percentage of our available capacity that we leased at the St. Eustatius facility for each of the years ended 1997, 1998, and 1999 was 76%, 92% and 90%, respectively. The average capacity leased at the Point Tupper facility over each of the last three years ended 1997, 1998, and 1999 was 70%, 93% and 79%, respectively. We believe that cost advantages associated with the location of our facility, shipping economies of scale, product blending capabilities, and the availability of a full range of ancillary services at the facility have driven the demand for our storage services.

         As part of our petroleum product marketing, we supply bunker fuel in the Caribbean and in Nova Scotia, Canada. At and around St. Eustatius, our bunkering business has evolved from offering bunker fuel to ships at the terminal berths to a delivery system utilizing specially modified barges which provide fuel to vessels at anchor. During this period, we concentrated our marketing efforts on finding additional customers, particularly those with regular routes through the Caribbean, and on customers requiring larger volumes of fuel per vessel call. As a result, the total number of vessels bunkering at our St. Eustatius facility has increased, as well as the average volume of bunker fuel delivered per vessel, producing an increased total volume delivered.

         In the first quarter of 1996, we initiated bunker fuel service operations at Point Tupper with deliveries via pipeline at the terminal berths and by truck in the surrounding Strait of Canso area. During this period, we were generally unable to secure an adequate source of supply; therefore, we periodically leased the storage capacity that we had previously allocated to storage of bunker fuel.

         We purchase small quantities of petroleum products primarily to maintain an inventory of certain blendstocks and bunker fuel. The blendstocks allow us to assist our customers with meeting their quality requirements. From time to time we purchase and sell products to accommodate customers who wish to source or dispose of small quantities of product, and to assist customers' sales activities. Further, we sell to a customer that utilizes the product to supply its distribution network in the northeastern Caribbean. Other relatively small product sales are made to Caribbean wholesalers.

         Netherlands Antilles and Canadian environmental laws and regulations require ship owners, vessel charterers, refiners and terminals to have access to spill response capabilities. At St. Eustatius, the Parent indirectly owns and we operate the M/V STATIA RESPONDER (formerly known as the M/V MEGAN D. GAMBARELLA), a 194 foot multi-function emergency response and maintenance vessel with spill response, firefighting, and underwater diving support capabilities. The STATIA ALERT, a barge that is capable of recovering 200 gallons per minute of oil/water mixture, and two response boats that can deploy booms to contain a spill within a certain area and release absorbent materials, support our emergency and spill response capability at St. Eustatius. The St. Eustatius facility also has three tugs on time charter and owns two mooring launches, all of which are available for safe berthing of vessels calling at the terminal and for emergency and spill response.

         In Canada, we own and operate two fully-equipped spill response vessels on Cape Breton Island, one located at Point Tupper and the other located in Sydney, Nova Scotia. In the event of an oil spill, these vessels can deploy containment and clean-up equipment including skimmers to retrieve product from the surface of the water, booms to contain spills, and absorbents to absorb spilled product. We charter tugs, mooring launches and other vessels to assist with the movement of vessels through the Strait of Canso and the safe berthing of vessels at Point Tupper and to provide other services to vessels.

         We believe that the presence of fully equipped spill response vessels in port is important in attracting customers to our facilities. Our customers benefit by ready access to this equipment, and we charge each vessel that calls at our facilities a fee for this capability.

         In 1998, we entered into a 25 year agreement to lease approximately 65 acres of our land at Point Tupper and a 12 year product storage agreement for over 500,000 barrels of our existing storage tank capacity with Sable Offshore Energy, Inc. The land lease provides Sable options to extend for two additional 25 year periods. Sable has built a natural gas liquids fractionation plant, storage, and rail handling facilities on the land. The fractionation plant has the ability to process an average of 20,000 barrels per day of natural gas liquids extracted from the Sable Island region of Nova Scotia, Canada, and delivered via pipeline to the fractionation plant from Sable's Goldboro Gas Processing Plant in Guysborough County, Nova Scotia.

                                     PRICING

         Storage and throughput pricing in the marine terminaling industry is subject to a number of factors, including variations in petroleum product production and consumption, economic conditions, political developments, seasonality of demand for certain products and the geographic sector of the world being serviced. At the customer level, terminal selection focuses primarily on:

         o        location;

         o        quality of service; and

         o        range of services offered.

         Although price is always an issue, price differentials among competing terminals are frequently less important to the customer because terminaling costs represent only a small portion of the customer's total distribution costs.

         In developing our pricing strategy, we consider petroleum market conditions and oil price trends. We also take into consideration the quality and range of our services compared to those of competing terminals, prices prevailing at the time in the terminaling market in which we operate, cost savings from shipping to our terminal locations, and the cost of other options available to the customer. In situations requiring special accommodations for the customer (e.g. unique tank modification or construction of new tanks), we may price on a rate-of-return basis.

         We enter into written storage and throughput contracts with customers. During 1999, approximately 60% of our storage and throughput revenues, excluding related ancillary services, were attributable to long-term storage and throughput agreements of one year or more. Our long-term storage and throughput agreements are individually negotiated with each customer. The typical agreement specifies tank storage volume, the commodities to be stored, a minimum monthly charge, an excess throughput charge for throughput volume in excess of the volume specified in the storage contract, and a price escalator. In addition, there may be charges for certain additional services such as the transfer, blending, mixing, heating, decanting and other processing of stored commodities. The minimum monthly charge is due and payable without regard to the volume of storage capacity, if any, actually utilized. For the minimum monthly charge, the user is generally allowed to deliver, store for one month and remove the specified tank storage volume of commodities. As an incentive for the user to throughput additional barrels, the excess throughput charge is typically a lower rate per barrel than the rate per barrel utilized in establishing the minimum monthly charge. Year-to-year escalation of charges is typical in long-term contracts.

         The pricing of bunker fuels is subject to a number of factors, including general economic conditions and the geographic sector of the world being serviced. Substantially all bunker sales are negotiated on an individual vessel basis as the vessel has a specific requirement for fuel. As many vessels have sufficient fuel capacity that allows them to travel long distances between refueling stops, worldwide market conditions and the specific ports along the vessel's intended route dictate individual sale prices. Factors such as cost of supply, type and quality of fuel, quantity, method and location of delivery, and other factors determine our pricing.

                                   COMPETITION

         The main competition to crude oil storage at our facilities is from lightering. Under current market conditions, lightering in most instances costs less than terminaling. The price differential between lightering and terminaling is primarily driven by the charter rates for vessels of various sizes. Terminaling generally occupies a very-large or ultra-large crude carrier for a shorter period of time than lightering. A very-large crude carrier can be lightered in approximately four days if lightering vessels are available for continuous back-to-back operations and the weather is good. If not, a longer period is required. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminaling including storage costs, dock charges and spill response fees. However, terminaling reduces the risk of environmental damage associated with lightering.

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

         Terminal owners and operators compete based on the location and versatility of their terminals, service and price. A favorably located terminal will have access to cost-effective transportation both to and from the terminal. Possible transportation modes include waterways, railroads, roadways and pipelines.

         Terminal versatility is a function of the operator's ability to offer safe handling for a diverse group of products with potentially complicated handling requirements. The primary service function provided by the terminal is the safe storage and return of all of the customer's product while maintaining product integrity. Terminals may also provide additional services, such as heating, blending, water removal and processing with assurance of proper environmental handling procedures or vapor control to reduce evaporation.

         In our bunkering business, we compete with ports offering bunker fuels to which, or from which, each vessel travels or are along the route of travel of the vessel. We also compete with bunker delivery locations around the world. In the Western Hemisphere, there are significant alternative bunker locations, including ports on the U.S. East coast and Gulf coast and in Panama, Puerto Rico, the Bahamas, Aruba, Curacao and Halifax. In addition, we compete with Rotterdam and various North Sea locations.

                                    CUSTOMERS

         Our customers include many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, petrochemical companies and ship owners and operators.

         We presently have significant long-term contracts at St. Eustatius, including a storage and throughput agreement with Bolanter Corporation N.V., a subsidiary of Saudi Aramco, for an initial five-year term which was recently renewed and amended to extend the agreement, among other changes, for a three-year term beginning January 31, 2000. The terminal enables Bolanter to transport various grades of crude oil closer to market at competitive transportation rates. This contract commits all of the St. Eustatius facility's current crude oil storage capacity to Bolanter, which represents approximately 44% of the terminal's total capacity and 6.1% of our 1999 revenues, including revenues derived from affiliates of Bolanter as an indirect result of this contract. An additional 6.4% of our 1999 revenues were derived from parties unaffiliated with Bolanter but generated by the movement of Bolanter's products through the St. Eustatius terminal. In addition, revenues from an affiliate of Saudi Aramco, which received bunker fuels at our St. Eustatius facility, accounted for 2.3% of our total 1999 revenues.

         We presently have significant long-term contracts at Point Tupper, including an agreement with a large independent refiner, a subsidiary of Tosco Corporation, for an initial five-year term which was renewed in March 1999 for an additional five-year term through July 31, 2004. At the end of this current five-year term, the contract may be renewed for another five-year term at the customer's discretion. This contract became effective in August 1994 and commits approximately 49% of the present tank capacity at Point Tupper. It represented approximately 5.1% of our 1999 revenues, including revenues derived from an affiliate of Tosco as an indirect result of this contract. An additional 0.9% of our 1999 revenues were derived from parties unaffiliated with Tosco, but generated by the movement of Tosco's products through the Point Tupper terminal.

         In addition, we have another customer which represented 9.0% of our 1999 revenues. We also supply bunker fuel to a customer which represented 7.0% of our 1999 revenues. No other customer accounted for more than 5% of our total 1999 revenues.

                            SUPPLIERS

          At St. Eustatius, we are currently purchasing a majority of the fuel oil necessary to support our bunker sales requirements pursuant to a contract with a major state-owned oil company. This contract became effective in 1993, and has been renewed annually thereafter through February 29, 2000. We are currently operating under a short-term oral extension to the contract pending completion of discussions with the oil company. We anticipate renewal of the supply contract in the near future under terms and conditions comparable to the prior agreement. We believe that suitable alternate sources of supply are available from which we can procure fuel oil should our current contract be interrupted or not be renewed.

         At Point Tupper, we are attempting to secure a source of supply of bunker fuel sufficient to support increased bunker fuel marketing to vessels calling at this facility or operating in the Strait of Canso area.

                    ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

       Our subsidiaries are subject to comprehensive and periodically changing environmental, health and safety laws and regulations within the jurisdictions of our operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. We believe we are presently in substantial compliance with applicable laws and regulations governing environmental, health and safety matters. We have taken measures to mitigate our exposure to environmental risks including acquiring automated and monitoring equipment, training employees, maintaining our own emergency and spill response equipment at each terminal, and maintaining liability insurance for certain accidental spills. Additional information regarding our environmental, health and safety matters is presented under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental, Health and Safety Matters."

         ST. EUSTATIUS

         Until recently, the St. Eustatius terminal has not been subject to significant environmental, health and safety regulations, and health, safety and environmental audits have not been required by law. No environmental or health and safety permits are required for the St. Eustatius terminal except under the St. Eustatius Nuisance Ordinance. A license under the St. Eustatius Nuisance Ordinance was issued to us in February 1997 subject to compliance with certain requirements. The requirements established by the license set forth environmental standards for operation of the facility, including monitoring of air emissions, limits on and monitoring of waste-water discharges, establishment of a wastewater treatment system, standards for above-ground storage tanks and tank pits, reporting and clean-up of any soil or water pollution and certain site security measures. To date, we have complied with the license requirements, and do not expect further compliance to have a material adverse effect on our business and financial condition or results of operations. We will address future improvements to the facility that may be necessary to comply with new environmental, health and safety laws and regulations, if any, as they arise.

         At St. Eustatius, terminal management, with the advice of certain consultants, supervises the on and off-site disposal and storage of hazardous waste materials. The nature of our business is such that spills of crude oil or petroleum products may occur at the terminal periodically. Over the past three years ending December 31, 1999, there were no significant spills. All spills at the St. Eustatius terminal were reported to the appropriate environmental authorities and have not resulted in any citations by such authorities for violations of law. We have remediated all such spills to the satisfaction of the applicable authorities. In addition, two government inspections were performed during each of 1997 and 1998 with no citations issued.

         POINT TUPPER

         The Point Tupper terminal is subject to a variety of environmental, health and safety regulations administered by the Canadian federal government and the Nova Scotia Department of Environment ("NSDOE"). While air emission monitoring is not required by the NSDOE, surface water and groundwater monitoring are required and are performed on a routine basis in accordance with the requirements of Industrial Approval permit #92-IAE 013 which was issued by NSDOE, in March 1999 and expires March 8, 2008. We believe we have all requisite environmental permits. The nature of our business is such that spills of crude oil or refined products may occur at the terminal periodically. The Point Tupper facility, pursuant to the Canadian Shipping Act, has been designated as an Oil Handling Facility. The facility is compliant with regulations respecting the procedures, equipment and resources, including an arrangement with a certified response organization, to mitigate any incidents with respect to oil pollution which may occur out of the loading or unloading of crude oil and petroleum products to or from a ship at the facility. Over the past three years ended December 31, 1999, there were no significant spills. All spills at the Point Tupper terminal were reported and remediated to the satisfaction of the applicable agencies and have not resulted in any citations by such authorities.

         Past use of the facility by others, including its past operation by others as an oil refinery, have resulted in certain on-site areas of known and potential contamination, as described under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental, Health and Safety Matters."

                            EMPLOYEES

         As of February 29, 2000, excluding contract labor, we employed 203 people. Forty-one employees were located in the U.S., 104 on St. Eustatius, and 58 at Point Tupper. A majority of our employees at both the St. Eustatius and Point Tupper facilities are unionized. We believe that our relationships with our employees are good. We have never experienced a material labor related business disruption.

         ST. EUSTATIUS

         The Windward Islands Federation of Labor ("WIFOL") represents the majority of our hourly workers at St. Eustatius. We entered into an agreement with WIFOL on June 1, 1993, which extended to May 31, 1996. The agreement provided for automatic one year extensions if neither party requested an amendment. We have not requested or received any requests for an extension. We believe that the agreement no longer binds us, but we continue to provide pay and benefits to the hourly workers as if the agreement were still in effect.

         POINT TUPPER

         The Communications, Energy and Paperworkers Union ("CEPU") represents a majority of Point Tupper's hourly work force. During 1999, we signed a new agreement with the union which expires on September 30, 2003. We have experienced no operational work stoppages in the last five years.

                               ITEM 2. PROPERTIES

                       ST. EUSTATIUS, NETHERLANDS ANTILLES

         We own an 11.3 million barrel petroleum terminaling facility located on the Netherlands Antilles island of St. Eustatius which is located at a point of minimum deviation from major shipping routes. St. Eustatius is approximately 1,900 miles from Houston, 1,500 miles from Philadelphia, 550 miles from Amuay Bay, Venezuela, and 1,100 miles from the Panama Canal. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products. A three-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal's customers' vessels.

         This facility has 24 tanks with a total capacity of 5.1 million barrels dedicated to fuel oil storage, 18 tanks with a total capacity of 1.2 million barrels dedicated to petroleum products storage, and eight tanks totaling 5.0 million barrels dedicated to multigrade crude oil storage. The facility also has a 15,000 barrel butane sphere. The fuel oil and petroleum product facilities have in-tank and in-line blending capability. The crude storage is the newest portion of the facility, construction of which was completed in early 1995 by a subsidiary of Chicago Bridge & Iron Company. The storage tanks comply with construction standards that meet or exceed American Petroleum Institute, National Fire Prevention Association and other material industry standards. Crude oil movements at the terminal are fully automated. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support its atmospheric distillation unit, which is capable of processing up to 15,000 barrels per day of feedstock, ranging from condensates to heavy crude oil.

         The St. Eustatius facility can accommodate the world's largest vessels for loading and discharging crude oil. The single point mooring system can handle a single fully-laden vessel of up to 520,000 deadweight tons, which is a marine vessel's cargo carrying capacity, with a draft of up to 120 feet. The single point mooring system can discharge or load at rates in excess of 100,000 barrels of crude oil per hour. There are six pumps connected to the single point mooring system, each of which can pump up to 18,000 barrels per hour from the single point mooring system to the storage tanks. The jetty at St. Eustatius can accommodate three vessels simultaneously. The south berth of the jetty can handle vessels of up to 150,000 deadweight tons with a draft of up to 55 feet. The north berth of the jetty can handle vessels of up to 80,000 deadweight tons with a draft of up to 55 feet. There is also a barge loading station on the jetty. At the south and north berths of the jetty, 25,000 barrels per hour of fuel oil can be discharged or loaded. To accommodate the needs of our gasoline and diesel oil customers, in July 1998, we completed installation of a monopile with platform that can handle vessels of up to 40,000 deadweight tons with a draft of up to 46 feet. The monopile with platform can handle two vessels simultaneously and can discharge or load 12,000 barrels per hour of refined products. In addition, this facility has a floating hose station that we use to load bunker fuels onto our barges for delivery to customers. We believe that the speed at which our facility at St. Eustatius can load crude oil and petroleum products off of or onto vessels gives us a competitive advantage due to reductions in the time ships spend in port.

         We own and operate all of the berthing facilities at our St. Eustatius terminal for which we charge vessels a dock charge. Vessel owners or charterers may incur separate charges for berthing facilities use and associated services such as pilotage, tug assistance, line handling, launch service, emergency and spill response and ship services.

         Recognizing the strategic advantage of its location in the Caribbean near major shipping lanes, we deliver bunker fuel to vessels at our St. Eustatius facility. The bunkering business has evolved from offering fuels to ships at the berth to a delivery system utilizing specially modified barges that provide fuel to vessels at anchorage. The location of the terminal on the leeward side of the island, which provides natural protection for ships, generally favorable year-round weather conditions, and deep navigable water at an anchorage relatively close to shore, attracts ships to this facility for their bunker fuel requirements. We own four barges and charter one barge, which support the bunker fuel sales operation.

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

                        POINT TUPPER, NOVA SCOTIA, CANADA

         We own a terminaling facility located at Point Tupper in the Strait of Canso, near Port Hawkesbury, Nova Scotia, Canada, which is located at a point of minimal deviation from major shipping routes. Point Tupper is approximately 700 miles from New York City, 850 miles from Philadelphia and 2,500 miles from Mongstad, Norway. This facility operates the deepest independent ice-free marine terminal on the North American Atlantic coast, with access to the U.S. East coast, Canada, and the Midwestern U.S. via the St. Lawrence Seaway and the Great Lakes system. The Point Tupper facility can accommodate substantially all of the largest fully laden very-large and ultra-large crude carriers for loading and discharging.

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

         We believe that our dock at Point Tupper is one of the premier dock facilities in North America. The outer berth of the Point Tupper facility's dock, Berth One, can handle fully laden vessels of up to 400,000 deadweight tons with a draft of up to 84 feet. At Berth One, approximately 75,000 barrels per hour of crude oil, approximately 17,000 barrels per hour of diesel or gasoline, or 50,000 barrels per hour of fuel oil can be discharged or loaded. Berth Two can accommodate vessels of up to 99,000 deadweight tons with drafts of up to 40 feet. At Berth Two, approximately 25,000 barrels per hour of crude oil, approximately 12,000 barrels per hour of diesel or gasoline, or approximately 12,000 barrels per hour of fuel oil can be discharged or loaded. Liquid movement at the terminal is fully automated. The Point Tupper facility can accommodate two vessels simultaneously. We charge separately for the use of the dock facility as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response and ship services.

         The berths at the dock of the Point Tupper facility connect to a 7.4 million barrel tank farm. The terminal has the capability of receiving and loading crude oil, petroleum products and certain petrochemicals. This facility has 22 tanks with a combined capacity of 5.7 million barrels dedicated to multigrade crude oil storage, two tanks with a combined capacity of 0.5 million barrels dedicated to fuel oil storage and 10 tanks with a combined capacity of
1.2 million barrels dedicated to petroleum products, including gasoline, gasoline blend components, diesel and distillates. During 1997, approximately two-thirds of the storage tanks dedicated to petroleum products were converted to crude oil storage. The facility also has a 55,000 barrel butane storage sphere. This sphere is one of the largest of its kind in North America, and we expect it to enhance our petroleum products blending operations.

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

         There are two truck racks at the Point Tupper facility. The north truck rack has the capability to load up to 550 barrels per hour of fuel oil and the south truck rack has the capability to load up to 550 barrels per hour of fuel oil or diesel.

          We are continuing to negotiate a land exchange agreement with the Province of Nova Scotia conveying certain land we own at the Point Tupper terminal site to the Province of Nova Scotia in exchange for the conveyance by the Province of Nova Scotia of certain unused rights-of-way on our remaining property at Point Tupper. We presently own approximately 3,000 acres of land at this location. However, we are prohibited by law from using the approximately 1,296 acres comprising

Landrie Lake and adjacent watershed land. The land anticipated to be transferred to the Province is principally the Landrie Lake and adjacent watershed lands.

                            ITEM 3. LEGAL PROCEEDINGS

         Global Petroleum Corp. and one of its affiliates sued us in December of 1993 seeking the release of certain petroleum products we were holding to secure the payment of invoices. The Supreme Court of Nova Scotia ordered the release of the products once Global posted a $2.0 million bond. Global claimed damages of $1.2 million for breach of contract, and we counterclaimed for breach of contract and payment of approximately $2.0 million of overdue invoices. In April 1996, Global, Scotia Synfuels Limited and their related companies sued CBI Industries and us in the Supreme Court of Nova Scotia alleging $100 million in damages resulting from misrepresentation, fraud and breach of fiduciary duty. The plaintiffs alleged these claims arose out of the level of costs and expenses paid to subsidiaries of CBI Industries and others for the reactivation of the Point Tupper facility and the subsequent sale of the plaintiff's diluted shares in the entity owning the Point Tupper facility to one of our affiliates, which was at that time a subsidiary of CBI Industries. During the fourth quarter of 1999, the parties settled these proceedings by Global making payment of an agreed amount, all of which will go to Praxair, Inc. pursuant to the indemnity agreement discussed below.

         In May 1994, the U.S. Department of Justice sued two of our subsidiaries for pollution clean-up costs of $3.6 million in connection with the discharge of oil into the territorial waters of the U.S. Virgin Islands and Puerto Rico by a third party barge that had been loaded at our St. Eustatius facility but was not affiliated with us. On April 16, 1998, the U.S. District Court ruled that it lacked jurisdiction over the St. Eustatius subsidiary and dismissed it from the case. On March 16, 2000, the U.S. Department of Justice signed and filed with the court a stipulation and agreement that this action be dismissed with prejudice. Therefore, this case is now closed.

         In connection with the Castle Harlan acquisition, Praxair agreed to indemnify us against damages relating to the legal proceedings described above. As part of the Castle Harlan acquisition agreement, all recovery from Global or the other parties bringing the actions is to be retained by Praxair.

         We are involved in various other claims and litigation related to the ordinary conduct of our business. Based upon our analysis of legal matters and our discussions with legal counsel, we believe that these matters will not materially impact our business and financial condition or results of operations.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II.

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                            RELATED SECURITY MATTERS

         Not applicable.

                         ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for the periods and as of the dates indicated for Statia Terminals International N.V. In January 1996, our former parent, CBI Industries, was acquired by Praxair. The statement of operations data for each of:

         o        the period from January 1, 1996 through November 27, 1996; and

         o        the period from November 27, 1996 through December 31, 1996 have been derived from, and are qualified by reference to, our audited consolidated financial statements not included in this Report. The statement of operations data for the year ended December 31, 1995 have been derived from the audited combined financial statements of Statia Terminals, Inc. and its subsidiaries and affiliates not included in this Report. The summary of historical consolidated financial data set forth below for each of the years ended December 31, 1997, 1998 and 1999 should be read in conjunction with, and is qualified by reference to, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report and our audited consolidated financial statements and accompanying notes thereto and other financial information beginning on page F-1 of this Report.

                                                                     (Dollars in thousands except share amounts)
                                                    -------------------------------------------------------------------------------
                                                    Pre-Castle Harlan Acquisition             Post-Castle Harlan Acquisition
                                                    -----------------------------   -----------------------------------------------
                                                    Pre-Praxair
                                                    Acquisition
                                                    -----------
                                                                    January 1,      November 27,
                                                                       1996            1996
                                                      Year Ended      Through         Through           Years Ended December 31,
                                                     December 31,   November 27,    December 31,  ---------------------------------
                                                       1995 (6)       1996 (6)        1996 (6)    1997       1998 (7)     1999
STATEMENT OF OPERATIONS DATA:
  Revenues                                             $ 135,541     $ 140,998      $  14,956   $142,499     $136,762   $168,343
  Cost of services and products sold                     117,722       129,915         12,924    122,944      105,888    137,665
  Gross profit                                            17,819        11,083          2,032     19,555       30,874     30,678
  Administrative expenses                                  6,957         8,282            413      6,348        7,315      8,039
  Operating income                                        10,862         2,801          1,619     13,207       22,759     16,790
  Loss (gain) on disposition of property and equipment        59           (68)         -           (109)       1,652      -
  Interest expense                                         4,478         4,187          1,613     16,874       16,851     14,286
  Provision for income taxes                                 390           629            132        780          320        780
  Net income (loss) available to common stockholder (2)    4,569        (2,682)           (95)    (3,879)       4,524     (2,260)
BALANCE SHEET DATA:
  Total assets (1)                                       230,283           N/M        260,155    244,228      243,178    234,271
  Long-term debt (2)                                      51,600           N/M        135,000    135,000      135,000    101,000
  Stockholder's equity subject to reduction (3)            -               N/M         20,000     20,000        -          -
  Preferred stock                                         18,589           N/M          -           -           -          -
  Total stockholder's equity (2)(3)                       91,001           N/M         75,405     71,826       88,700    107,688
NET CASH FLOW FROM (USED IN):
  Operating activities                                    11,476         9,108          2,225     12,454       19,532     11,020
  Investing activities                                   (36,908)     (102,890)      (177,033)   (12,935)      (4,092)    (8,578)
  Financing activities (2)                                26,477        92,998        184,072     (2,700)      (7,650)   (12,683)
OPERATING DATA:
  Adjusted Indenture EBITDA (4)                           28,720        20,822          2,573     23,774       33,857     28,480
  Consolidated fixed charge coverage ratio under the
   the indenture (5)                                      -             -               1.69x      1.45x         2.0x       2.0x
  Operations sustaining capital expenditures               9,975        12,887          1,203      4,401        9,000      7,591
  Total capital expenditures                              37,138       103,001          1,203      5,344       10,714      8,593
  Capacity (in thousands of barrels)                      20,387        20,387         20,387     20,387       19,566     18,738
  Percentage capacity leased                                 76%           68%            74%        70%          91%        86%
  Throughput (in thousands of barrels)                   109,805        81,994         13,223    118,275      119,502     99,230
  Vessel calls                                               973           922            108      1,030        1,027      1,028

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

N/M Not meaningful--various transactions occurred prior to and in contemplation of the Castle Harlan acquisition which cause the balance sheet data as of November 27, 1996 to be not meaningful in comparison to the other period end dates presented. Therefore, the information is not presented.

(1) On November 17, 1993, Statia Terminals N.V. and a subsidiary entered into an agreement with a third-party financier (First Salute) pursuant to which a portion of its land on St. Eustatius was leased to this third party for the purpose of construction and operation of five million barrels of crude oil storage tanks and a single point mooring system. Statia Terminals N.V. leased the facility from the third party for a minimum period of five years beginning February 1, 1995. The aggregate construction cost incurred for these leased assets totaled $88,513. In connection with the Castle Harlan acquisition, Praxair terminated the First Salute, off-balance-sheet financing arrangement and paid in full all obligations related to this lease. The fair market value of these leased assets was recorded as property and equipment.

          The decrease in total assets between December 31, 1996 and 1997 is primarily the result of lower cash, accounts receivable, inventory, and net property and equipment balances.

(2) On April 28, 1999, the Parent completed its initial public equity offering of 7.6 million Class A common shares. The offering price was $20 per share raising gross proceeds of $152,000. A portion of the proceeds was used by the Parent to purchase additional capital stock of Statia Terminals International N.V. amounting to $33,746, net of expenses. During May 1999, we used the proceeds from the sale of our capital stock, along with existing cash, to repurchase in the open market a principal amount of $34,000 of the 11 3/4% First Mortgage Notes for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively. The acquisition costs and the unamortized deferred financing costs related to the repurchased debt ($1,062) were recorded as an extraordinary charge.

(3) On July 29, 1998, a subsidiary of Statia Terminals International sold the Brownsville, Texas, facility, and an allowed restricted payment of $6,150 was made from Statia Terminals International to the Parent. During 1998, we reclassified our emergency spill response vessel M/V STATIA RESPONDER from its original asset held for sale classification to property and equipment. Certain of the Parent's preferred stock agreements required it to utilize any net proceeds from the sale of the Brownsville facility and the vessel to redeem certain of the Parent's preferred stock. Accordingly, stockholder's equity subject to reduction has been reduced for these two items.

          In conjunction with the Parent's initial public offering of equity in April 1999, all of our Parent's preferred stock was redeemed.

(4)       Adjusted Indenture EBITDA is defined under the indenture as the sum of
          (a) net income (loss) available to common stockholder, (b) provision for income taxes, (c) interest expense, (d) depreciation and amortization of certain intangible assets, (e) certain non-cash charges, and (f) the portion of the First Salute lease payments that represents interest expense for the periods prior to the Castle Harlan acquisition. The amount of the First Salute related interest expense excluded from Adjusted Indenture EBITDA was $5,741 for the year ended December 31, 1995 and $5,600 for the period ended November 27, 1996. Adjusted Indenture EBITDA excludes $3,000 of non-cash, stock-based compensation recognized on November 27, 1996 immediately prior to consummation of the Castle Harlan acquisition. 1998 Adjusted Indenture EBITDA excludes the loss recognized on the sale of Statia Terminals Southwest, Inc. of $1,652. 1999 Adjusted Indenture EBITDA includes the cash portion of the extraordinary charge related to early extinguishment of debt of $3,681 and excludes the non-cash portion of special compensation expense and hurricane charge of $2,152 and $1,500, respectively. Adjusted Indenture EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but rather to provide additional information related to our debt servicing ability.

(5) The consolidated fixed charge coverage ratio is the ratio of Adjusted Indenture EBITDA to fixed charges, both computed as set forth in the indenture to the mortgage notes. Under the indenture to the mortgage notes, we are permitted to pay dividends only if the consolidated fixed charge coverage ratio is at least 2.0 to 1. The indenture to the first mortgage notes contains certain other restrictions on the payment of dividends. A fixed charge coverage ratio of less than 2.0 to 1 also limits the amount of indebtedness we may incur.

(6) Prior to January 12, 1996, we were a wholly owned subsidiary of CBI Industries. On January 12, 1996, pursuant to the merger agreement dated December 22, 1995, CBI Industries became a wholly owned subsidiary of Praxair. This transaction was reflected in our consolidated financial statements as a purchase, effective January 1, 1996. On November 27, 1996, Castle Harlan, members of our management and others acquired us from Praxair. This transaction is reflected in our consolidated financial statements, effective November 27, 1996, as a purchase. The application of purchase accounting at each acquisition date resulted in changes to the historical cost basis of accounting for certain assets. Accordingly, the information provided for periods before and after each of these transactions is not comparable.

(7) Includes the operations of Statia Terminals Southwest, Inc. through June 30, 1998.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the consolidated balance sheets as of December 31, 1998 and 1999 for Statia Terminals International N.V. Reference is also made to our consolidated statements of income (loss), stockholder's equity and cash flows for the years ended December 31, 1997, 1998 and 1999. Substantially all of our transactions are denominated in U.S. dollars and all figures are in U.S. dollars unless otherwise indicated. We prepare our financial statements in accordance with U.S. generally accepted accounting principles.

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

         In January 1996, Praxair acquired CBI Industries. In November 1996, Castle Harlan Partners II L.P., our management and others acquired from Praxair all of the outstanding capital stock of Statia Terminals N.V., Statia Terminals, Inc., their subsidiaries and certain of their affiliates. Castle Harlan Partners II L.P. is a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank. At the same time, Statia Terminals Point Tupper was amalgamated into Statia Terminals Canada, Inc. Statia Terminals Canada, Statia Terminals International N.V. and Statia Terminals Group N.V. were organized for purposes of facilitating the Castle Harlan acquisition. To assist with the financing of the Castle Harlan acquisition, we sold $135 million of 11 3/4% First Mortgage Notes. In July 1998, we sold Statia Terminals Southwest to an unaffiliated third party purchaser.

         During September 1998, Hurricane Georges caused $8.5 million in damage to components of the St. Eustatius facility. Insulation on certain storage tanks, electrical transmission systems and roofs of several buildings sustained damage. During the third quarter of 1998, we recorded a charge of $0.8 million consisting of an insurance deductible of $0.5 million related to the hurricane damage and other expenses. Insurance proceeds related to this storm are expected to total $7.7 million, of which $3.1 million was collected through December 31, 1999, and the remaining $4.6 million is anticipated to be collected in April 2000. Hurricane Georges did not significantly impact operations of the facility which returned to normal within days of the storm.

         As a result of damages sustained to our St. Eustatius facility from Hurricane Lenny in late November 1999, we incurred a one-time non-cash charge of $1.5 million to partially reduce the carrying value of our shoreline protection system and a one-time cash charge of $0.3 million to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with other civil work, is expected to be replaced during the first half of 2000 at a cost of $2.8 million.

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

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (Capacity and throughput in thousands of barrels)

                                                                       For the years ended
                                                                           December 31,
                                                             ------------------------------------
                                                                 1997          1998          1999
                                                             -----------   -----------   --------
             Netherlands Antilles and the Caribbean
                 Total capacity                                  11,334        11,334        11,334
                 Capacity leased                                    76%           92%           90%
                 Throughput                                      62,944        74,158        61,737
                 Vessel calls                                       792           864           936

             Canada
                 Total capacity                                   7,404         7,404         7,404
                 Capacity leased                                    70%           93%           79%
                 Throughput                                      53,011        43,468        37,493
                 Vessel calls                                       125           104            92

             All locations (1)
                 Total capacity                                  18,738        18,738        18,738
                 Capacity leased                                    74%           92%           86%
                 Throughput                                     115,955       117,626        99,230
                 Vessel calls                                       917           968         1,028

(1) The Brownsville, Texas, facility was sold on July 29, 1998. The statistics above exclude the operations of the Brownsville facility.

         A majority of our revenues are generated by product sales which fluctuate with global oil prices. As a result, we experience volatility in our revenue stream, which is not necessarily indicative of our profitability.

         Gross profits from terminaling services are generally higher than gross profits from product sales. Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in storage capacity leased. In addition, our operating costs are impacted by inflationary cost increases, changes in storage capacity and changes in ancillary services offered by us. Additions or reductions in storage, throughput and ancillary service revenues directly impact our gross profit. Costs for the procurement of petroleum products for sale are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold and volumes delivered.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated income statements.

                              RESULTS OF OPERATIONS
                             (Dollars in thousands)

                                                                              For the years ended December 31,
                                                         -------------------------------------------------------------------------
                                                                   1997                      1998                   1999
                                                         ----------------------      --------------------     --------------------
                                                                        % of                      % of                   % of
                                                           Dollars     Revenues      Dollars     Revenues     Dollars   Revenues
                                                          ---------    --------      -------     --------     -------   --------
Revenues:
  Terminaling services                                    $ 53,165        37.3%      $ 66,625       48.7%     $ 61,665     36.6%
  Product sales                                             89,334        62.7%        70,137       51.3%      106,678     63.4%
                                                          --------      -------      --------     -------     --------   -------
   Total revenues                                          142,499       100.0%       136,762      100.0%      168,343    100.0%
 Cost of services and products sold                        122,944        86.3%       105,888       77.4%      137,665     81.8%
                                                          --------      -------      --------     -------     --------   -------
   Gross profit                                             19,555        13.7%        30,874       22.6%       30,678     18.2%
 Administrative expenses                                     6,348         4.5%         7,315        5.4%        8,039      4.8%
 Special compensation expense                                -             -            -             -          4,099      2.4%
 Hurricane charges                                           -             -              800        0.6%        1,750      1.0%
                                                          --------      -------      --------     -------     --------   -------
   Operating income                                         13,207         9.2%        22,759       16.6%       16,790     10.0%
 Loss (gain) on disposition of property and equipment         (109)        (0.1)%       1,652        1.2%        -           -
 Interest expense                                           16,874        11.8%        16,851       12.3%       14,286      8.5%
 Interest income                                               459         0.3%           588        0.4%          759      0.5%
                                                          --------      -------      --------     -------     --------   -------
 Income (loss) before provision for income taxes and
   extraordinary charge                                     (3,099)      (2.2)%         4,844        3.5%        3,263      2.0%
 Provision for income taxes                                    780         0.5%           320        0.2%          780      0.5%
 Extraordinary charge related to early extinguishment
  of debt                                                    -             -            -             -          4,743      2.8%
                                                          --------      -------      --------     -------     --------   -------
   Net income (loss) available to common stockholder      $ (3,879)       (2.7%)     $  4,524        3.3%     $ (2,260)    (1.3%)
                                                          =========     ========     ========     =======     =========  ========

         The following tables set forth, for the periods indicated (a) the total revenues and total operating income (loss), after allocation of administrative expenses and elimination of intercompany transactions, at each of our operating locations and (b) the percentage such revenue and operating income (loss) relate to our total revenue and operating income. You should note that we sold our Brownsville, Texas, facility on July 29, 1998, and the figures above and below and our consolidated financial statements include the Brownsville facility through June 30, 1998.

                              REVENUES BY LOCATION
                             (Dollars in thousands)

                                                            For the years ended December 31,
                                         ----------------------------------------------------------------------
                                                  1997                    1998                    1999
                                         ----------------------  ----------------------  ----------------------
                                                        % of                    % of                    % of
                                          Dollars      Total      Dollars      Total      Dollars      Total
                                         ----------  ----------  ----------  ----------  ----------  ----------
Netherlands Antilles and the Caribbean   $ 122,042      85.6%    $ 114,091      83.4%    $ 149,852      89.0%
Canada                                      18,586      13.0%       21,058      15.4%       18,491      11.0%
Brownsville, Texas, facility                 1,871       1.4%        1,613       1.2%         -           -
                                         ---------    -------    ---------    -------    ---------   ------

    Total                                $ 142,499     100.0%    $ 136,762     100.0%    $ 168,343     100.0%
                                         =========    =======    =========    =======    =========    =======

                       OPERATING INCOME (LOSS) BY LOCATION
                             (Dollars in thousands)

                                                            For the years ended December 31,
                                         ----------------------------------------------------------------------
                                                  1997                    1998                    1999
                                         ----------------------  ----------------------  ----------------------
                                                        % of                    % of                    % of
                                          Dollars      Total      Dollars      Total      Dollars      Total
                                         ----------  ----------  ----------  ----------  ----------  ----------
Netherlands Antilles and the Caribbean    $11,198       84.8%     $ 15,908      69.9%     $ 13,405      79.8%
Canada                                      3,981       30.1%        7,268      31.9%        3,385      20.2%
Brownsville, Texas, facility               (1,972)     (14.9)%        (417)     (1.8)%        -           -
                                          -------     --------    --------    --------   ---------   ------

    Total                                 $13,207      100.0%     $ 22,759     100.0%     $ 16,790     100.0%
                                          =======     =======     ========    =======     ========    =======

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         COMPARABILITY

         On July 29, 1998, we sold Statia Terminals Southwest to an unrelated third party. Our consolidated financial statements include the operations of Statia Terminals Southwest through June 30, 1998. Therefore, the year ended December 31, 1998 includes the operations of Statia Terminals Southwest for six months, and the year ended December 31, 1999 includes no operations of Statia Terminals Southwest. Additionally, as discussed in more detail below, during May 1999, we repurchased in the open market a principal amount of $34 million of the 11 3/4% First Mortgage Notes with proceeds from the sale of our common stock. These transactions have impacted our 1999 financial condition and results of operations and, therefore, comparability to prior years.

         REVENUES

         Total revenues for the year ended December 31, 1999 were $168.3 million compared to $136.8 million for the year ended December 31, 1998, an increase of $31.5 million, or 23.1%. Revenues from terminaling services (resulting from revenue from storage, throughput, dock usage, emergency response and other terminal services), for the year ended December 31, 1999 were $61.7 million compared to $66.6 million for the previous year, a decrease of $4.9 million, or 7.4%.

         The decrease in terminaling services revenue for the year ended December 31, 1999 compared to the previous year was principally due to the adverse effects of the accord established between many of the oil producing nations, some of whom we do business with, to raise crude oil prices by reducing supply. Members of the accord have reduced their production of crude oil which, in turn, has reduced the worldwide quantity of crude oil and petroleum products in storage. The accord was signed in March 1999 and became effective April 1, 1999 for a one-year term. The accord has primarily impacted our terminaling services revenues beginning with the second half of 1999 and continuing to date as certain customers chose not to renew their storage contracts.

         For the year ended December 31, 1999, approximately 69% of our tank capacity was leased pursuant to long-term contracts at our St. Eustatius and Point Tupper locations together. Approximately 60% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts during the same period.

         Revenues from terminaling services at St. Eustatius decreased approximately $1.4 million, or 3.2%, during the year ended December 31, 1999 as compared to the year ended December 31, 1998, due to decreased throughput and a lower percentage of capacity leased. Total throughput decreased from 74.2 million barrels during the year ended December 31, 1998 to 61.7 million barrels during 1999 due primarily to decreased throughput of crude oil and petroleum products. Twelve fewer cargo vessels called at the St. Eustatius facility during the year ended December 31, 1999 than during the same period of 1998, resulting in lower revenues from port charges, which consist of dock charges, emergency response fees and other terminal charges. For the year ended December 31, 1999, the overall percentage of capacity leased at this facility was 90% compared to 92% for the same period of 1998, reflecting a decrease in the percentage of capacity leased for residual fuel oil tankage, which was partially offset by an increase in the percentage of capacity leased for clean products.

         Revenues from terminaling services at Point Tupper decreased $2.3 million, or 11.3% during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease is due to a lower percentage capacity leased and fewer vessel calls during the year ended December 31, 1999. The percentage of tank capacity leased at Point Tupper decreased from 93% for the year ended December 31, 1998 to 79% for the same period of 1999. This decrease is primarily the result of the decision by a customer of this facility, which is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Fewer vessels called during the year ended December 31, 1999 as compared to the same period of 1998 which led to lower revenues from port charges at this facility.

         Revenues from product sales were $106.7 million for the year ended December 31, 1999 compared to $70.1 million for the same period in 1998, an increase of $36.6 million, or 52.1%. This increase was primarily due to increases in the volume of products delivered and increases in average selling prices. Metric tons of product sold increased 19.2% during the year ended December 31, 1999 as compared to the same period of 1998. Average selling prices increased 27.7% when comparing the year ended December 31, 1999 with the same period of 1998. These changes in average selling prices were primarily the result of changes in the world oil markets which have been significantly influenced by the accord.

         GROSS PROFIT

         Gross profit for the year ended December 31, 1999 was $30.7 million compared to $30.9 million for the same period of 1998, representing a decrease of $0.2 million, or 0.6%. The decrease in gross profit is primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales.

         ADMINISTRATIVE EXPENSES

         Administrative expenses were $8.0 million for the year ended December 31, 1999 as compared to $7.3 million for the same period of 1998, representing an increase of $0.7 million, or 9.9%. The increase during the year ended December 31, 1999, as compared to the same period of 1998, is primarily the result of higher personnel and related costs.

         SPECIAL COMPENSATION EXPENSES

         As more fully discussed in note 3 of the notes to the consolidated financial statements, we recorded special compensation expense during the year ended December 31, 1999 of $4.1 million of which $2.2 million was a non-cash charge.

         HURRICANE CHARGES

         As a result of damages sustained to our St. Eustatius facility from Hurricane Lenny in late November 1999, we incurred a one-time non-cash charge of $1.5 million to partially reduce the carrying value of our shoreline protection system and a one-time cash charge of $0.25 million to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with certain other civil work, is expected to be replaced during the first half of 2000 at a cost of $2.8 million.

         During September 1998, Hurricane Georges damaged components of our St. Eustatius facility. However, operations were not significantly impacted by the hurricane and returned to normal within days of the storm. During 1998, we recorded a charge of $800 representing an insurance deductible of $500 related to the hurricane damage and certain other costs resulting from the hurricane which will not be recovered through our insurance policies.

         LOSS ON SALE OF ASSETS

         As more fully discussed in note 12 of the notes to the consolidated financial statements, we recognized a loss on the sale of Statia Terminals Southwest, Inc. during the year ended December 31, 1998 of $1.7 million.

         INTEREST EXPENSE

         During the years ended December 31, 1998 and 1999, we incurred $16.9 million and $14.3 million, respectively, of interest expense from interest accrued on our mortgage notes due in 2003, interest expense and commitment fees on our revolving credit facility, amortization expense related to deferred financing costs and bank charges. In May 1999, we repurchased $34.0 million of the mortgage notes which resulted in lower interest and amortization expense related to this debt. Interest expense and commitment fees on our revolving credit facility were not significant for 1999 and 1998.

         PROVISION FOR INCOME TAXES

         Provision for income taxes was $0.8 million for the year ended December 31, 1999, as compared to $0.3 million for the same period of 1998. The provision for income taxes has been increased in 1999 in contemplation of potential additional income tax assessments from jurisdictions in which we operate.

         EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF DEBT

         As more fully discussed in note 3 of notes to the consolidated financial statements, we recognized an extraordinary charge of $4.7 million during the year ended December 31, 1999 in connection with the repurchase of $34.0 million of our 11 3/4% mortgage notes. There was no income tax effect associated with this extraordinary charge.

         NET LOSS

         Net loss to common stockholder was $2.3 million for the year ended December 31, 1999, as compared to net income of $4.5 million for the same period of 1998, a decrease of $6.8 million. The decrease in the net income is attributable to the net effect of the factors discussed above.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         COMPARABILITY

         On July 29, 1998, we sold Statia Terminals Southwest, Inc. to an unrelated third-party. Our consolidated financial statements include the operations of Statia Terminals Southwest through June 30, 1998. Therefore, the year ended December 31, 1997 includes the operations of Statia Terminals Southwest for six months more than the same period in 1998.

         REVENUES

         Total revenues for the year ended December 31, 1998 were $136.8 million compared to $142.5 million for the year ended December 31, 1997, a decrease of $5.7 million, or 4.0%.

         Revenues from terminaling services, for the year ended December 31, 1998 were $66.6 million compared to $53.2 million for the previous year, an increase of $13.4 million, or 25.3%. The improvement in terminaling services revenue for the year ended December 31, 1998 compared to the previous year was principally due to:

         o our ability to attract additional long-term customers who use our facilities as part of their strategic distribution networks;

         o additional vessel calls at St. Eustatius resulting in higher dock charges and emergency response fees; and

         o        contango conditions in the international petroleum markets.

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

         Revenues from terminaling services at Point Tupper increased $5.1 million, or 32.6% during the year ended December 31, 1998 as compared to the year ended December 31, 1997. The percentage of tank capacity leased at Point Tupper increased from 70% for the year ended December 31, 1997 to 93% for the same period of 1998. This increase was primarily the result of additional crude oil and clean petroleum products tankage leased during the year ended December 31, 1998, as compared to the same period of 1997. Fewer vessel calls led to lower port charge revenues at this facility during the year ended December 31, 1998, as compared to the same period of 1997.

         Revenues from product sales were $70.1 million for the year ended December 31, 1998 compared to $89.3 million for the same period in 1997, a decrease of $19.2 million, or 21.5%. The decrease was primarily due to lower comparative selling prices for bunker fuels reflecting market conditions. Average selling prices decreased 30.2% when comparing the year ended December 31, 1998 with the same period of 1997. However, metric tons of product sold increased 13.6% during the year ended December 31, 1998, as compared to the same period of 1997.

         GROSS PROFIT

         Gross profit for the year ended December 31, 1998 was $30.9 million compared to $19.6 million for the same period of 1997, representing an increase of $11.3 million, or 57.8%. The increase in gross profit is primarily the result of the increased terminaling services revenue produced at a small incremental cost. Additionally, we realized higher dollar gross margins on bunker sales during the year ended December 31, 1998, as compared to the same period of 1997 due to higher volumes of bunker fuels delivered.

         ADMINISTRATIVE EXPENSES

         Administrative expenses were $7.3 million for the year ended December 31, 1998, as compared to $6.3 million for the same period of 1997, representing an increase of $1.0 million, or 15.2%. The increase during the year ended December 31, 1998, as compared to the same period of 1997, is primarily the result of higher personnel costs and some professional fees.

         HURRICANE CHARGES

         During September 1998, Hurricane Georges damaged components of our St. Eustatius facility. However, operations were not significantly impacted by the hurricane and returned to normal within days of the storm. During 1998, we recorded a charge of $800 representing an insurance deductible of $500 related to the hurricane damage and certain other costs resulting from the hurricane which will not be recovered through our insurance policies.

         LOSS ON SALE OF ASSETS

         As more fully discussed in note 12 of the notes to the consolidated financial statements, we recognized a loss on the sale of Statia Terminals Southwest, Inc. during the year ended December 31, 1998 of $1.7 million.

         INTEREST EXPENSE

         During the years ended December 31, 1997 and 1998, we incurred $16.9 million of interest expense from interest accrued on our mortgage notes due in 2003, amortization expense related to deferred financing costs and bank charges.

         NET LOSS

         Net income available to common stockholder was $4.5 million for the year ended December 31, 1998 as compared to a net loss of $3.9 million for the same period of 1997, an improvement of $8.4 million. The improvement is attributable to the net effect of the factors discussed above.

SELECTED QUARTERLY FINANCIAL INFORMATION

         The following table sets forth selected unaudited quarterly operating results for each of our last eight quarters. This information was prepared by us on a basis consistent with our audited financial statements and includes all adjustments, consisting of normal and recurring adjustments, that we consider necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report and our quarterly reports on Form 10-Q.

                                                        Quarters Ended
                                  -----------------------------------------------------------
                                    March 31        June 30      September 30     December 31        Total
                                    --------        -------      ------------     -----------        -----
                 1998
                 ----
      Total revenues               $  30,364       $  36,472      $  32,699         $ 37,227       $  136,762
      Operating income                 3,428           5,667          6,213            7,451           22,759
      Adjusted EBITDA(1)               6,217           8,486          9,737           10,217           34,657

                 1999
                 ----
      Total revenues               $  37,415       $  42,267      $  43,310         $ 45,351       $  168,343
      Operating income                 4,743           4,656          4,210            3,181           16,790
      Adjusted EBITDA(1)               9,594           9,863          6,902            7,838           34,197

-----------------------

(1) Adjusted EBITDA is defined as EBITDA adjusted for the effects of certain non-recurring transactions and represents the primary measure of profit and loss utilized by our management to make decisions about resources to be allocated to our operating segments.


LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $12.5 million, $19.5 million and $11.0 million for the years ended December 31, 1997, 1998 and 1999, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges and changes in various asset and liability accounts.

         At December 31, 1999, we had cash and cash equivalents on hand of $3.6 million, compared to $13.9 million at December 31, 1998. Accounts receivable and accounts payable were $16.7 million and $14.1 million, respectively, at December 31, 1999, as compared to $9.9 million and $9.0 million, respectively, at December 31, 1998. The increase in accounts receivable and accounts payable is primarily due to changes in the world oil markets which have increased both our selling prices and related costs of product sales.

         We periodically purchase refined petroleum products for resale as product sales, and our inventory balances change based on these activities. As of December 31, 1999 and 1998, our inventory balances were $3.2 million and $4.5 million, respectively.

         CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities was $12.9 million, $4.1 million and $8.6 million for the years ended December 31, 1997, 1998 and 1999, respectively. Investing activities during 1997, 1998 and 1999 included purchases of property and equipment of $5.3 million, $10.7 million and $8.6 million, respectively. See "Capital Expenditures" below. Additionally, as more fully discussed in note 12 of the notes to the consolidated financial statements, on July 29, 1998, we received $6.5 million of cash proceeds from the sale of our Brownsville, Texas, facility.

         During the year ended December 31, 1997, we spent $7.7 million related to the Castle Harlan acquisition. This amount includes:

         o $5.1 million paid in February 1997 to satisfy the remaining cash portion of the purchase price, and

         o        $2.6 million of commissions, fees and expenses.

         CASH FLOW FROM FINANCING ACTIVITIES

         On April 28, 1999, the Parent completed its initial public equity offering of 7.6 million shares. The offering price was $20 per share raising gross proceeds to the Parent of $152 million. A portion of the offering proceeds was used by the Parent to purchase additional capital stock of Statia Terminals International amounting to $33.7 million, net of certain expenses of the offering allocated to us. During May 1999, we used the proceeds from the sale of Statia Terminals International's capital stock, along with existing cash, to repurchase in the open market a principal amount of $34 million of the 11 3/4% First Mortgage Notes for $39.5 million, including acquisition costs of $3.7 million.

         During the year ended December 31, 1999, we declared dividends to the Parent totaling $12.5 million of which $3.8 million remained payable at December 31, 1999 and was subsequently paid. During the years ended December 31, 1997 and 1998, we paid dividends to the Parent of $2.7 million and $1.5 million, respectively. The Parent used the proceeds from these dividends to pay certain management fees discussed in note 10 of the notes to the consolidated financial statements, among other things. Additionally, during the year ended December 31, 1998, we utilized the net proceeds from the sale of the Brownsville, Texas, facility to pay $6.15 million to our Parent.

         We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with our available borrowing base, which was estimated at $10.6 million at December 31, 1999. The revolving credit facility bears interest at the prime rate plus 0.5% per annum (9.0% at December 31, 1999) and will expire on November 27, 2000. During December 1999, we borrowed $3.4 million on this facility, all of which was repaid by December 31, 1999.

         The debt service costs associated with the borrowings under the mortgage notes impose a significant burden on our liquidity. The mortgage notes accrue interest at 11 3/4% per annum payable semi-annually on May 15 and November 15. The mortgage notes will mature on November 15, 2003. As further discussed in note 5 of the notes to the consolidated financial statements, the mortgage notes are redeemable in whole or in part at our option at any time on or after November 15, 2000 at redemption prices set forth in the indenture relating to the mortgage notes. Under the terms of the indenture, we may also forego the redemption process and repurchase the mortgage notes in the open market after November 15, 2000. Any time on or prior to November 15, 1999, we were allowed to redeem or repurchase up to 35% of the aggregate principal amount of the mortgage notes with the proceeds of one or more equity offerings. As further discussed above and in note 3 of the notes to the consolidated financial statements, during May 1999, and in connection with our Parent's initial public offering of equity, we repurchased in the open market a principal amount of $34 million of the mortgage notes.

         The indenture generally limits the incurrence of additional debt by us, limits our ability to pay dividends to our Parent or make any other distribution to the Parent, and limits our ability to sell assets. We may incur additional indebtedness as long as our fixed charge coverage ratio is at least 2.0 to 1. The fixed charge coverage ratio is the ratio of adjusted EBITDA to fixed charges, each computed as set forth in the indenture with respect to the mortgage notes. The indenture requires our EBITDA to be adjusted for specified non-cash income and expense items to compute adjusted EBITDA. Under the terms of the indenture, we may not pay our Parent any dividend if at the time of declaration:

         o a default or event of default under the indenture shall have occurred and be continuing or shall occur as a consequence thereof;
         o our consolidated fixed charge coverage ratio (as defined in the indenture) for the prior four full quarters is less than
                  2.0 to 1; or
         o the amount of such dividend, when added to the aggregate amount of all other dividends and specific other restricted payments made by us after November 27, 1996 and not covered by other exceptions in the indenture, exceeds the sum specified below.

         Such sum is:

         50% of our net income, as defined in the indenture and taken as one accounting period, from November 27, 1996 to the end of our most recently ended fiscal quarter for which internal financial statements are available at the time of such dividend or, if such aggregate consolidated net income is a deficit, minus 100% of such aggregate deficit,

         PLUS

         the net cash proceeds from the issuance and sale after November 27, 1996 of our capital stock to our Parent and/or third parties.

         Some other dividends, generally unrelated to operating cash flow, are permitted notwithstanding the second and third items above.

         As of March 30, 2000, no event of default existed and was continuing. The consolidated fixed charge coverage ratio as defined in the indenture was 2.0 to 1 at December 31, 1999. Additionally, at December 31, 1999, the sum of our dividends, restricted payments, consolidated net income (deficit) and capital stock proceeds was approximately $19.5 million.

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

CAPITAL EXPENDITURES

         We spent $5.3 million, $10.7 million and $8.6 million during the years ended December 31, 1997, 1998 and 1999, respectively. These amounts include $0.9 million, $1.7 million and $1.0 million, respectively, which was spent to enhance our ability to generate incremental revenues. During 1997, capital expenditures were made primarily for various piping and tank enhancements at each location and a new warehouse at St. Eustatius. During 1998 and 1999, a majority of capital expenditures were related to sustaining our existing operations, including our terminal and marine maintenance programs.

         Our initial capital expenditure budget for 2000 was $12.0 million primarily for items to sustain our existing operations. We subsequently revised our capital expenditure budget to $8.0 million by deferring certain previously anticipated expenditures. Our capital expenditure forecast includes approximately $2.8 million to repair damage caused by Hurricane Lenny, most of which will be spent to replace damage to the shoreline protection systems and other civil infrastructure at St. Eustatius. Spending for producing incremental revenues is contingent upon the securing of additional business. Our 2000 capital expenditure forecast includes certain expenditures originally budgeted for prior periods but which were not completed in those prior periods.

         The following table sets forth capital expenditures by location and separates such expenditures into those which produce, or have the potential to produce, incremental revenue, and those which sustain existing operations.

                   SUMMARY OF CAPITAL EXPENDITURES BY LOCATION
                             (Dollars in thousands)

                                                    PRODUCE           SUSTAIN
                                                  INCREMENTAL         EXISTING
                                                    REVENUES         OPERATIONS         TOTAL             % OF TOTAL
                                                  -----------        ----------       ----------          ----------
YEAR ENDED DECEMBER 31, 1997
   Netherlands Antilles                             $    696        $   2,860         $    3,556              66.5%
   Canada                                                120              834                954              17.9%
   Brownsville, Texas, facility (1)                      125              100                225               4.2%
   All other United States (2)                          -                 609                609              11.4%
                                                    --------        ---------         ----------           --------
     Total                                          $    941        $   4,403         $    5,344             100.0%
                                                    ========        =========         ==========           ========

YEAR ENDED DECEMBER 31, 1998
   Netherlands Antilles                             $    667        $   5,990         $    6,657              62.1%
   Canada                                                829              476              1,305              12.2%
   Brownsville, Texas, facility (1)                      218               94                312               2.9%
   All other United States (2)                          -               2,440              2,440              22.8%
                                                    --------        ---------         ----------           --------
     Total                                          $  1,714        $   9,000         $   10,714             100.0%
                                                    ========        =========         ==========           ========

YEAR ENDED DECEMBER 31, 1999
   Netherlands Antilles                             $    586        $   4,613         $    5,199              60.5%
   Canada                                                416            1,602              2,018              23.5%
   United States (2)                                    -               1,376              1,376              16.0%
                                                    --------        ---------         ----------           --------
     Total                                          $  1,002        $   7,591         $    8,593             100.0%
                                                    ========        =========         ==========           ========

(1)      We sold our Brownsville, Texas, facility on July 29, 1998.
(2) Includes expenditures for U.S. flagged marine equipment utilized primarily in the Netherlands Antilles.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         We are subject to comprehensive and periodically changing environmental, health and safety laws and regulations within the jurisdictions of our operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. In 1997, 1998 and 1999, our capital expenditures for compliance with environmental, health and safety laws and regulations were approximately $1.3 million, $2.7 million and $2.5 million, respectively. These figures do not include routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, which were approximately $0.2 million, $0.9 million and $1.2 million in 1997, 1998 and 1999, respectively. We believe we are presently in substantial compliance with applicable laws and regulations governing environmental, health and safety matters.

         The Castle Harlan acquisition agreement includes a covenant whereby Praxair shall assume financial responsibility for some environmental investigation, remediation and upgrade costs at Point Tupper. With respect to seven identified items of environmental investigation and remediation, this covenant is subject to dollar limitations aggregating $4.2 million. With respect to all other costs covered by the Praxair covenant there are no dollar limitations. However, we cannot guarantee that Praxair will pay all of the indemnified amounts without dispute or delay.

         Past use of the Point Tupper facility, including its past operation by others as an oil refinery, have resulted in particular on-site areas of known and potential contamination, as described below. Under Canadian environmental, health and safety laws, we, as the owner and operator of the facility, can be held liable for mitigation or remediation of, and damages arising from, these or other as yet unknown environmental, health and safety conditions at the facility.

         In connection with the Castle Harlan acquisition in 1996, Phase I and limited Phase II environmental site assessments were conducted at the Point Tupper terminal to identify potential environmental, health and safety matters. Particular environmental matters and conditions that were likely to require the incurrence of costs were identified, and Praxair agreed to pay the costs of addressing some of these matters, subject in some cases to monetary limitations as discussed above. Since then we have undertaken, in accordance with environmental, health and safety laws, investigation, remediation and upgrade actions to address these and other more recently identified matters.

         With respect to the foregoing environmental liabilities and costs, Praxair, in connection with the Castle Harlan acquisition, has paid approximately $3.9 million through December 31, 1999. We anticipate incurring additional costs of $0.5 million which are not likely to be reimbursable from Praxair. Based on the investigation conducted and information available to date, the potential cost of additional remediation and compliance related to the foregoing matters is currently estimated to be approximately $13 million. Praxair is required under the Castle Harlan acquisition agreement to pay the costs of this additional remediation and compliance, and has not disputed this obligation.

         We accrued a total of $1.5 million during 1996 to cover environmental, health and safety costs we have identified as not being covered by the Praxair agreement as well as the $0.5 million identified above. Through December 31, 1999, $32,000 of this amount had been expended. We periodically review the adequacy of this accrual and during 1999 determined $0.25 million originally provided for environmental contingencies at our St. Eustatius facility were no longer necessary. Accordingly, this portion of the accrual was eliminated and credited to costs of services and products sold. We believe that environmental, health and safety costs will not have a material adverse effect on our financial position, cash flows or results of operations, subject to reimbursements from Praxair.

         We can give no assurance that additional liabilities discovered in the future, under existing or future environmental, health and safety laws and outside the scope of the Praxair agreement will not be material. In addition, we can give no assurance that we will not have to incur material expenses before Praxair pays amounts for which Praxair ultimately would be responsible.

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

INFORMATION TECHNOLOGY AND THE YEAR 2000

         Some computer software and hardware applications and embedded microprocessor, microcontroller or other processing technology applications and systems have historically used only two digits to refer to a year rather than four digits. As a result, these applications could fail or create erroneous results in dealing with particular dates and especially if the applications recognize "00" as the year 1900 rather than the year 2000. During 1997, we developed a Year 2000 plan to upgrade our key information systems and simultaneously address the potential disruption to both operating and accounting systems that might be caused by the Year 2000 problem. The Year 2000 plan also provided for the evaluations of the systems of customers, vendors, and other third-party service providers and evaluations of our non-information technology systems.

         We have implemented new Year 2000 compliant terminal operations software at our facilities and have implemented a fully integrated Year 2000 compliant finance, accounting, and human resources system. In addition to being Year 2000 compliant, it is anticipated that this system and the terminal operations software will significantly enhance systems functionality.

         We previously identified some components of our control systems at our two terminals as not being Year 2000 compliant. We have installed and tested replacements of non-compliant components. These systems measure, regulate, control, and maintain crude oil and petroleum product flow and fire protection equipment at the terminals.

         Through December 31, 1999, we spent $2.1 million in connection with our Year 2000 remediation efforts and related enhancements of systems functionality. Of this total, we have capitalized $1.9 million and expensed $0.2 million. In 2000, we anticipate spending an additional $0.25 million to complete enhancements to systems functionality which is unrelated to the Year 2000 problem. We anticipate capitalizing substantially all of this $0.25 million. Such amounts are included in our revised 2000 capital expenditure forecast. However, we cannot guarantee that these estimates will be met, and actual expenditures could differ materially from these estimates.

         We suffered no adverse effects from the Year 2000 problem either as a result of our own systems or those of any third party. However, due to the pervasive nature of the Year 2000 problem, we can give no assurance that third parties did not experience problems not currently known to us which could impact our business, financial condition or results of operations in the future.

POLITICAL, INFLATION, CURRENCY AND INTEREST RATE RISKS

         We periodically evaluate the political stability and economic environment in the countries in which we operate. As a result of these evaluations, we are not presently aware of any matters that may adversely impact our business, results of operations or financial condition. The general rate of inflation in the countries where we operate has been relatively low in recent years causing a modest impact on operating costs. Typically, inflationary cost increases result in adjustments to storage and throughput charges because long-term contracts generally contain price escalation provisions. Product sales prices are based on active markets, and we are generally able to pass any cost increases to customers. Except for minor local operating expenses in Canadian dollars and Netherlands Antilles guilders, all of our transactions are in U.S. dollars. Therefore, we believe we are not significantly exposed to exchange rate fluctuations.

         As all of our present debt obligations carry a fixed rate of interest, except for the revolving credit facility which varies with changes in the lender's prime lending rate, we believe our exposure to interest rate fluctuations is minimal.

TAX MATTERS

         Our St. Eustatius facility has qualified for designation as a free trade zone and our Point Tupper facility has qualified for designation as a customs bonded warehouse. Such status allows customers and us to transship commodities to other destinations with minimal Netherlands Antilles or Canadian tax effects.

         Pursuant to a Free Zone and Profit Tax Agreement with the island government of St. Eustatius which is scheduled to expire on December 31, 2000, we are subject to a minimum annual tax of 500,000 Netherlands Antilles guilders or approximately $282,000. This agreement further provides that any amounts paid to meet the minimum annual payment will be available to offset future tax liabilities under such agreement to the extent that the minimum annual payment is greater than 2% of taxable income. Discussions regarding modification and extension of this agreement are in progress, and we believe that, although some terms and conditions could be modified and that the amounts payable to these governments may increase or decrease, extension of this agreement is likely. However, it is possible that such amounts may change more than anticipated.

         Tax rates in the jurisdictions in which we operate did not change significantly between 1997 and 1999, other than the enactment of a Nova Scotia provincial capital tax effective April 1, 1997.

         The net operating tax loss carryforwards available to offset Canadian taxable income at December 31, 1999 were $50.9 million and expire in various amounts through 2005. The investment tax credit carryforward available to reduce Canadian income taxes was $7.2 million at December 31, 1999 and expires in various amounts through 2003. We have provided a full valuation allowance against these deferred tax assets because it is not certain that any deferred tax assets will be utilized in the future.

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

         Our current insurance program commenced December 31, 1998 and generally extends 15 months. We expect to renew our existing insurance program for one year beginning April 1, 2000 with substantially similar coverage, policy limits and deductibles at a modest premium increase.

ACCOUNTING STANDARDS AND POLICIES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133--"Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 although earlier adoption is allowed. We have not yet quantified the impacts of adopting SFAS No. 133 and have not determined when we will adopt SFAS No. 133. However, as we do not presently have derivative instruments, we do not expect SFAS No. 133 to have a material impact on us.

         In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe our revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests, and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding 90 days. We do not presently have any derivative positions to hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products on hand at December 31, 1999, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)

                                                    As of December 31, 1999
                                               ---------------------------------
                                               CARRYING AMOUNT      FAIR VALUE
                                               ---------------      ----------
           Petroleum Inventory:
             Statia Terminals N.V.               $   3,158           $  3,531
             Statia Terminals Canada                    81                170
                                                 ---------           --------

           Total                                 $   3,239           $  3,701
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

         The following table sets forth certain information with respect to the managing directors and executive officers of Statia Terminals International N.V. as of March 30, 2000:

                  NAME                   AGE                      POSITION
                  ----                   ---                      --------

James G. Cameron                         54       Managing Director
John K. Castle                           59       Managing Director
David B. Pittaway                        48       Managing Director
Justin B. Wender                         30       Managing Director
James F. Brenner                         41       Vice President and Treasurer
Jack R. Pine                             60       Secretary

         The following table sets forth certain information with respect to the directors and executive officers of Statia Terminals Canada, Incorporated as of March 30, 2000:

                  NAME                    AGE                      POSITION
                  ----                    ---                      --------

Paul R. Crissman                          44       Director and President
James G. Cameron                          54       Director
Clarence W. Brown                         50       Director
James F. Brenner                          41       Vice President-Finance
Jack R. Pine                              60       Secretary

         The directors of Statia Terminals, Inc., an indirect subsidiary of Statia Terminals International N.V., are currently elected annually by its shareholder to serve during the ensuing year or until their successors are duly elected and qualified. The board of directors of Statia Terminals, Inc. duly elects the executive officers to serve until their respective successors are elected and qualified.

         The following table sets forth certain information with respect to the directors and executive officers of Statia Terminals, Inc. as of March 30, 2000:

                  NAME                         AGE                                POSITION
                  ----                         ---                                --------
James G. Cameron                               54       Director, Chairman of the Board and President
Thomas M. Thompson, Jr.                        55       Director and Executive Vice President
Robert R. Russo                                44       Director and Senior Vice President
Jack R. Pine                                   60       Senior Vice President, General Counsel and Secretary
John D. Franklin                               43       Vice President--Marine Fuel Marketing
James F. Brenner                               41       Vice President--Finance, Treasurer and Assistant Secretary

         The following table sets forth certain information with respect to the directors of the Parent as of March 30, 2000:

                  NAME                         AGE                                POSITION
                  ----                         ---                                --------
James G. Cameron                               54                                 Director
John K. Castle                                 59                                 Director
Admiral James L. Holloway, III                 78                                 Director
Francis Jungers                                73                                 Director
David B. Pittaway                              48                                 Director
Jonathan R. Spicehandler, M.D.                 51                                 Director
Ernest "Jackie" Voges                          68                                 Director
Justin B. Wender                               30                                 Director

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

         JOHN K. CASTLE. Mr. Castle has been a managing director of Statia Terminals International since September 1996. Mr. Castle is Chairman and Chief Executive Officer of Branford Castle, Inc., an investment company formed in 1986. Since 1987, Mr. Castle has been Chairman of Castle Harlan, Inc., a private merchant bank in New York City. Mr. Castle is Chief Executive Officer of Castle Harlan Partners II, G.P. Inc., the general partner of the general partner of Castle Harlan Partners II L.P., which is the controlling stockholder of the Parent. Immediately prior to forming Branford Castle, Inc. in 1986, Mr. Castle was President and Chief Executive Officer and a director of Donaldson Lufkin & Jenrette, Inc., which he joined in 1965. Mr. Castle is a director of Sealed Air Corporation, Morton's Restaurant Group, Inc., Commemorative Brands, Inc. and Universal Compression, Inc. He is a member of The New York Presbyterian Hospital's Board of Trustees, a member of the board of the Whitehead Institute for Biomedical Research and is a member of the Corporation of the Massachusetts Institute of Technology. Mr. Castle has also served as a director of The Equitable Life Assurance Society of the United States.

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

         JOHN D. FRANKLIN. Mr. Franklin joined us in March 1992 as Manager, Marine Sales and became the Vice President-Marine Fuel Sales in 1996 and Vice President-Marine Fuel Marketing in March 2000. He also serves as a director of Petroterminal de Panama. Immediately prior to joining us, he was employed for 14 years with The Coastal Corporation, and its former subsidiary, Belcher Oil Co. Inc. His duties with Coastal included management of the company's marine sales division; Manager, National Accounts, and Terminal Manager at Coastal's New Orleans facility. He has extensive experience in marketing, terminal operations, and technical sales support.

         JACK R. PINE. Mr. Pine has been involved with our legal affairs since 1978 and was formally transferred to Statia Terminals, Inc. from CBI Industries in May 1996 as Senior Vice President, General Counsel and Secretary. Mr. Pine also serves as a director of Petroterminal de Panama. He has over 30 years of combined experience with Liquid Carbonic Industries Corporation, CBI Industries, and us. Mr. Pine joined the legal staff of CBI Industries in 1974 as Assistant Counsel and was appointed Associate General Counsel in 1984. Prior to joining CBI Industries, Mr. Pine practiced law in the private sector.

         DAVID B. PITTAWAY. Mr. Pittaway has been a managing director of Statia Terminals International since September 1996. Mr. Pittaway is Senior Managing Director and has been Vice President and Secretary of Castle Harlan, Inc. a private merchant bank in New York City, since February 1987. Mr. Pittaway is an executive officer of Castle Harlan Partners II, G.P. Inc., the general partner of the general partner of Castle Harlan Partners II L.P., the Parent's controlling stockholder. Mr. Pittaway has been Vice President and Secretary of Branford Castle, Inc., an investment company, since October 1986.

From 1987 to 1998 he was Vice President and Chief Financial Officer and a director of Branford Chain, Inc., a marine wholesale company where he is now a director and Vice Chairman. Mr. Pittaway is also a director of Morton's Restaurant Group, Inc., Charlie Brown's Holdings, Inc., Equipment Support Services, Inc., and Commemorative Brands, Inc. Prior to 1987, Mr. Pittaway was Vice President of Strategic Planning and Assistant to the President of Donaldson Lufkin & Jenrette, Inc.

         ROBERT R. RUSSO. Mr. Russo has been a Vice President since December 23, 1996. Mr. Russo joined us in 1990 as Manager, Sales, and was promoted to his present position in May 1996. His prior experience in the petroleum industry dates back to 1979 when he joined Belcher Oil Co. Inc., a subsidiary of The Coastal Corporation. Mr. Russo was Coastal's Vice President, Heavy Products Trading, from 1987 until his departure to join us in 1990.

         THOMAS M. THOMPSON, Jr. Mr. Thompson has been a Vice President since December 23, 1996. Mr. Thompson has been with us since 1985 when he joined as Vice President, Sales & Marketing. He has also held the position of Senior Vice President, with full responsibility for our Houston, Texas, sales and operations and President of JASTATIA, Inc., a marine vessel operating joint venture between Jahre Ship Services A/S and us. Mr. Thompson became Executive Vice President in May 1996. His prior experience in the petroleum and chemical industry dates back to 1968 when he joined GATX Corporation as a sales representative. He subsequently worked as both a sales manager and General Manager with Pakhoed USA, Inc.

         JUSTIN B. WENDER. Mr. Wender has been a director since September 3, 1996. Since 1993, he has been employed by Castle Harlan, Inc. He currently serves as Managing Director. From 1991 to 1993, Mr. Wender worked in the Investment Banking Group of Merrill Lynch & Co. He is a board member of Charlie Brown's Holdings, Inc.

ADDITIONAL DIRECTORS OF THE PARENT

         ADMIRAL JAMES L. HOLLOWAY III, U.S.N. (RET.). Adm. Holloway has been a director of the Parent since April 29, 1997. Adm. Holloway is a retired Naval Officer who served as Chief of Naval Operations and a member of the Joint Chiefs of Staff from 1974 to 1978. After his retirement, from 1981 to 1989 he was President of the Council of American Flag Ship Operators, a national trade association representing the owners and operators of U.S. flag vessels in foreign trade. From 1985 to 1989 he was a member of the President's Blue Ribbon Commission on Merchant Marine and Defense, and the Commission for a Long-Term Integrated Defense Strategy. In 1986, Adm. Holloway was appointed Special Envoy of the Vice President to the Middle East and from 1990 to 1992 he served in a presidential appointment as U.S. Representative to the South Pacific Commission. Adm. Holloway is currently Chairman of the Naval Historical Foundation, Chairman of the Naval Academy Foundation, and chairman emeritus of the Board of Trustees of Saint James School.

         FRANCIS JUNGERS. Mr. Jungers has been a director of the Parent since April 29, 1997. Mr. Jungers is a private investor and business consultant in Portland, Oregon. Mr. Jungers has been a consultant since January 1, 1978. From 1973 to 1978, he was Chairman and Chief Executive Officer of Arabian American Oil Company which is the largest producer of crude and liquefied gas in the world and holds the concession for all of Saudi Arabia's oil production. Mr. Jungers is a director of Thermo Electron Corporation, Donaldson, Lufkin & Jenrette, Inc., The AES Corporation and ESCO Corporation. Mr. Jungers is Chairman of the Advisory Board of Common Sense Partners, L.P., a hedge fund. Mr. Jungers is a member of the Visiting Committee, The University of Washington. Mr. Jungers is Advisory

Trustee of the Board of Trustees, The American University in Cairo and Trustee of the Oregon Health Sciences University Foundation.

         JONATHAN R. SPICEHANDLER, M.D. Dr. Spicehandler has been a director of the Parent since April 29, 1997. Since 1993, Dr. Spicehandler has been President of Schering-Plough Research Institute, the pharmaceutical research arm of Schering-Plough Corporation, a research based company engaged in the discovery, development, manufacturing and marketing of pharmaceutical and health care products worldwide. Dr. Spicehandler is a diplomat of the American Board of Internal Medicine. He was also elected to the Alpha Omega Alpha Honor Society. He serves as president emeritus, board of managers, of the New Jersey division of Cancer Care, Inc. Dr. Spicehandler is a member of the boards of trustees of the Kessler Institute for Rehabilitation, Inc., Montclair State University, and the Liberty Science Center. He also serves on the board of directors of the National Foundation of Infectious Diseases. Dr. Spicehandler is a member of the board of associates of the Whitehead Institute for Biomedical Research.

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

                         ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid or accrued for the three years ended December 31, 1999 for our chief executive officer and each of our five other most highly compensated executive officers (the "named executive officers").

                                                                                 Long-Term
                                                                                Compensation
                                                                                    Awards
                                                                                 -----------
                                           Annual                                   Shares
                                         Compensation                             Underlying
         Name and                   --------------------      Other Annual       Options/SARs         All Other
  Principal Position (1)      Year  Salary ($)  Bonus ($)   Compensation($)(2)   (#Shares)(3)     Compensation($)(4)
--------------------------    ----  ----------  --------    ------------------   ------------     ------------------
James G. Cameron              1999   $292,596   $187,514        $ 576,959               -             $ 69,476
                              1998    275,482    211,875             -                615               69,525
                              1997    248,655     97,050             -                630               68,077

Thomas M. Thompson, Jr.       1999    253,269    158,417          449,857               -               16,696
                              1998    241,549    173,750             -                490               16,677
                              1997    208,434     79,000             -                500               15,449

Robert R. Russo               1999    228,846    148,718          395,589               -               14,897
                              1998    199,232    145,000             -                425               13,816
                              1997    178,883     68,400             -                430               12,680

Jack R. Pine                  1999    163,010     77,592          196,604               -               12,098
                              1998    161,929     97,500             -                185               11,410
                              1997    129,450     51,550             -                190               10,648

John D. Franklin              1999    149,616     77,592          173,278               -               11,162
                              1998    139,616     97,500             -                185               10,784
                              1997    128,653     49,250             -                190               10,059

James F. Brenner              1999    154,731     77,592          154,713               -               11,462
                              1998    130,289     91,250           57,587             175               10,941
                              1997    108,895     43,400             -                165                9,033

(1) James G. Cameron became President and Chairman of the Board of Statia Terminals, Inc. on July 27, 1993. Mr. Cameron has held various positions with the Statia Terminals group of companies since 1981. Thomas M. Thompson, Jr. joined us in 1985 and became Executive Vice President and Director of Statia Terminals, Inc. on May 6, 1996. Robert
         R. Russo joined us in 1990 and became Senior Vice President and Director of Statia Terminals, Inc. on May 6, 1996. Jack R. Pine became Senior Vice President, General Counsel and Secretary of Statia Terminals, Inc. on May 6, 1996. Mr. Pine joined us in 1996 after holding various positions with CBI since 1974. John D. Franklin joined us in 1992 and became Vice President-Marine Fuel Sales of Statia Terminals, Inc. on May 6, 1996 and Vice President-Marine Fuel Marketing on March 10, 2000. James F. Brenner joined us in 1992 and became Vice President Finance, Treasurer and Assistant Secretary of Statia Terminals, Inc. on May 6, 1996.

(2) The compensation reported for 1999 represents a bonus of $1,947,000 paid to the named executive officers. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the Parent's initial public offering of equity and other past compensation arrangements. The compensation reported for 1998 represents $35,923 of relocation expenses and $21,664 of related tax reimbursements paid to Mr. Brenner.

(3) Represents options to purchase the Parent's common stock awarded under the 1997 Stock Option Plan. The fair values at the dates of grant, November 21, 1997 and December 3, 1998, were determined by the compensation committee of the Parent's board of directors to be $0.10 per share for each of the 1997 and 1998 grants. The award agreement specified that after two years of employment after the date of grant and after each of the following three years, 25% of the option would become exercisable unless a liquidation event occurred (as defined in the award agreement). If a liquidation event occurred, the option would become fully exercisable. The option would terminate upon the employee's termination of employment except in the event of death, permanent disability or termination by us other than for substantial cause. Each option would expire ten years after the date of grant.

         The Parent's initial public offering of equity, which was completed on April 28, 1999, qualified as a liquidation event under the award agreement. Each outstanding option on April 28, 1999 was exercised and converted to approximately 80.6469 of the Parent's Class B subordinated shares and approximately 0.806469 of the Parent's Class C incentive rights. The holders then transferred all of the Class B subordinated shares and Class C incentive rights to Statia Terminals Holdings in exchange for common shares of Statia Terminals Holdings. Statia Terminals Holdings now owns all of the Parent's outstanding Class B subordinated shares and Class C incentive rights. These transactions are further discussed in the Parent's Registration Statement on Form S-1 (File No. 333-72317) related to its initial public offering of equity.

(4) The compensation reported for 1999 represents: (a) the dollar value of split dollar life insurance benefits paid by us, (b) matching and discretionary contributions made to our 401(k) plan, and (c) the cost of life insurance in excess of limits prescribed by the Internal Revenue Code. These benefits, expressed in the same order as listed in the preceding sentence, amounted to $50,789, $16,600 and $2,087 for Mr. Cameron; $0, $14,800 and $1,896 for Mr. Thompson; $0, $14,200 and $697
         for Mr. Russo; $0, $11,000 and $1,098 for Mr. Pine; $0, $11,000 and
         $162 for Mr. Franklin; and $0, $11,000 and $462 for Mr. Brenner.

         We are committed to pay the premiums of a split dollar life insurance policy for Mr. Cameron until the earlier of Mr. Cameron reaching age 65 or the termination of Mr. Cameron's employment at which time either Mr. Cameron or his designated beneficiaries will receive the cash surrender value of the policy. Assuming premium payments are made until age 65, the full cost to us of remaining payments as of December 31, 1999 is $609,468.

                OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1999

         The Parent did not grant any stock options during 1999, nor has it granted stock appreciation rights.

        AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 1999
                           AND YEAR-END OPTION VALUES

                                                         Number of Shares Underlying          Value of Unexercised
                              Shares                       Unexercised Options at            In-the-Money Options at
                             Acquired                        December 31, 1999                  December 31, 1999
                                On           Value      -----------------------------     ----------------------------
           Name              Exercise(1)  Realized (1)  Exercisable     Unexercisable     Exercisable    Unexercisable
------------------------     -----------  ------------  -----------     -------------     -----------    -------------
James G. Cameron              1,245        $1,104,315        0               0                  0              0
Thomas M. Thompson, Jr.         990           878,130        0               0                  0              0
Robert R. Russo                 855           758,385        0               0                  0              0
Jack R. Pine                    375           332,625        0               0                  0              0
John D. Franklin                375           332,625        0               0                  0              0
James F. Brenner                340           301,580        0               0                  0              0

(1) Represents options to purchase the Parent's common stock awarded under the 1997 Stock Option Plan. The Parent's initial public offering of equity, which was completed on April 28, 1999, qualified as a liquidation event under the option award agreement. Each outstanding option on April 28, 1999 was exercised and converted to approximately 80.6469 of the Parent's Class B subordinated shares and approximately 0.806469 of the Parent's Class C incentive rights. Each option also received an incremental distribution of the Parent's ownership interest in Petroterminal de Panama ("PTP") upon exercise of the option. The holders then transferred all of the Class B subordinated shares and Class C incentive rights to Statia Terminals Holdings in exchange for common shares of Statia Terminals Holdings. The holders also transferred all of the ownership interest in PTP to Statia Terminals Cayman in exchange for ownership interest in Statia Terminals Cayman. Statia Terminals Holdings now owns all of the Parent's outstanding Class B subordinated shares and Class C incentive rights, and Statia Terminals Cayman owns all of the ownership interest in PTP. These transactions are further discussed in the Parent's Registration Statement on Form S-1 (File No. 333-72317) related to its initial public offering of equity.

       On April 28, 1999, there was no public trading market for the Parent's Class B subordinated shares, Class C incentive rights or the ownership interest in PTP. The value realized for each option was determined based on valuations performed as of April 28, 1999 at the Parent's request by an independent consulting firm which determined the underlying value of each option to be approximately $887.

                                SHARE OPTION PLAN

         In April 1999, the Parent adopted its 1999 Share Option Plan. The option plan is intended to further our success by increasing the proprietary interest of our key employees, directors and consultants and to enhance our ability to attract and retain employees, directors and consultants of outstanding ability. Under the option plan, which is administered by the compensation committee of the Parent's board of directors, the Parent may deliver up to 1,140,000 of its Class A common shares, subject to adjustment under certain conditions. To date, no options have been granted under this plan. The entire text of this option plan has been incorporated by reference as an exhibit to this Report.

                                STOCKHOLDER LOANS

         On November 27, 1996, Messrs. Cameron, Thompson, Russo, Pine, Franklin, Brenner, Brown, Crissman and certain other of our officers and managers were granted loans by the Parent to purchase shares of its common stock and Series E Preferred Stock. The loans totaled $1.5 million and were secured by pledges of such stock. The loans bore interest at 6.49% annually and were due on the earlier of (1) November 26, 2003, (2) the sale of the pledged stock, or (3) a "change in control," as defined in the loan agreement. In April 1999 and in conjunction with the Parent's initial public offering of equity, these loans were replaced with new loans aggregating $1.5 million and bearing interest at 5.17%. The maturity of the new loans is the earlier of (1) April 28, 2009, or
(2) the sale of the pledged stock.

                              EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with James G. Cameron, Thomas M. Thompson, Jr., Robert R. Russo, Jack R. Pine, John D. Franklin and James F. Brenner. These agreements provide for an annual base salary which is subject to review at least annually by the board of directors or a committee thereof, increasing at least at the growth rate of the consumer price index. The respective annual base salaries in effect for 2000 are $300,000 for Mr. Cameron; $255,000 for Mr. Thompson; $240,000 for Mr. Russo; $157,000 for Mr. Pine; $157,000 for Mr. Franklin; and $157,000 for Mr. Brenner. These agreements also provide for an annual cash incentive bonus to be awarded based on the difference between a target EBITDA and actual EBITDA. The employment agreements continue to March 31, 2002 and automatically renew for an additional year on March 31 of every year unless either party gives notice of non-renewal. Additional benefits include participation in an executive life insurance plan for Mr. Cameron. In the event that we terminate any of these employment agreements without substantial cause or the employee terminates for good reason, as such terms are defined in each such employment agreement, the employee shall be entitled to his current medical and dental benefits and his current compensation. Such entitlements will last to the later of twelve months or the remaining portion of the term of the relevant employment agreement. Such entitlements will be payable in monthly installments for such period with the addition of a pro rated portion of the employee's bonus compensation for the year of termination. The bonus is only payable as and when ordinarily determined for such year.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Statia Terminals International indirectly owns all of the common stock of Statia Terminals Canada, Incorporated, and the Parent owns all of the common stock of Statia Terminals International. The following table sets forth, as of February 29, 2000, the ownership of the Parent's presently issued and outstanding Class A common shares, Class B subordinated shares and Class C incentive rights by (1) each person known by us to be a beneficial owner of more than 5% of any class of the Parent's voting securities, (2) each managing director/director and executive officers, and (3) all of our managing directors/directors and executive officers as a group. The address of each owner is our principal office unless otherwise indicated.

                                           Common Shares               Subordinated Shares(1)            Incentive Rigths(1)
                                     --------------------------      ---------------------------     ---------------------------
         Name & Address of                           Percent of                       Percent of                     Percent of
      Beneficial Owner(2)(3)         # of Shares    Outstanding      # of Shares     Outstanding     # of Shares     Outstanding
      ----------------------         -----------    -----------      -----------     -----------     -----------     -----------
James G. Cameron                        --               --         195,488             5.1          1,954.88          5.1
Thomas M. Thompson, Jr.                110                *         152,424             4.0          1,542.24          4.0
Robert R. Russo                         --               --         134,035             3.5          1,340.35          3.5
Jack R. Pine                            --               --          66,615             1.8            666.15          1.8
John D. Franklin                        --               --          58,711             1.5            587.11          1.5
James F. Brenner                        --               --          52,420             1.4            524.20          1.4
Clarence W. Brown                       --               --          10,080             *              100.80          *
Paul R. Crissman                        --               --           9,597             *               95.97          *
John K. Castle(4)
  c/o Castle Harlan, Inc.
  150 East 58th Street
  New York, NY 10155                    --               --       3,800,000           100.0            38,000        100.0
David B. Pittaway                       --               --          16,129             *              161.29          *
Justin B. Wender                        --               --             806             *                8.06          *
James L. Holloway III                   --               --          12,097             *              120.97          *
Francis Jungers                        21,050             *          16,129             *              161.29          *
Jonathan R. Spicehandler                --               --          16,129             *              161.29          *
Ernest Voges                            --               --           8,065             *               80.65          *
All directors and executive
  officers as a group (4)              21,160             *       3,800,000           100.0            38,000        100.0
Castle Harlan Partners II L.P.,
  affiliates and Castle Harlan
  employees(4)
  c/o Castle Harlan, Inc.
  150 East 58th Street
  New York, NY 10155                    --               --       3,800,000           100.0            38,000        100.0
Statia Terminals Holdings N.V.(4)       --               --       3,800,000           100.0            38,000        100.0

* Beneficially owns less than one percent of such class of stock.
------------------------

(1) Share amounts for managing directors/directors and named executive officers and all managing directors/directors and officers as a group are beneficially held as shareholders of Statia Terminals Holdings N.V., which holds 3,800,000 Subordinated Shares and 38,000 Incentive Rights.

(2) Share amounts for managing directors/directors and named executive officers and all managing directors/directors and officers as a group include shares held by immediate family members.

(3) The following is a list of directors and officers of Statia Terminals Group N.V. ("STGNV") and Statia Terminals, Inc. ("STI"). Mr. Cameron is a director of STGNV and a director and Chairman of the Board and President of STI. Messrs. Castle, Holloway, Jungers, Pittaway, Spicehandler, Voges, and Wender are each directors of STGNV. Mr. Thompson is the Vice President of STGNV and a director and Executive Vice President of STI. Mr. Russo is the Vice President of STGNV and a director and Senior Vice President of STI. Mr. Brenner is the Vice President and Treasurer of STGNV and the Vice President--Finance, Treasurer and Assistant Secretary of STI. Mr.

     Pine is the Secretary of
     STGNV and Senior Vice President, General Counsel and Secretary of STI. Mr. Franklin is the Vice President--Marine Fuel Marketing of STI.

(4) A majority of the voting securities of Statia Terminals Holdings N.V. is owned by Castle Harlan Partners II L.P. and certain of its affiliates. Mr. Castle is the controlling stockholder of the general partner of the general partner of Castle Harlan Partners II L.P. He may, therefore, be deemed to be the beneficial owner of shares beneficially owned by Castle Harlan Partners II L.P. or its affiliates and Castle Harlan employees. Mr. Castle disclaims beneficial ownership of the shares owned by Castle Harlan Partners II L.P., its affiliates and Castle Harlan employees other than such shares that represent his pro rata partnership interests in Castle Harlan Partners II L.P. and its affiliates.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              MANAGEMENT AGREEMENT

         As part of the acquisition by Castle Harlan Partners II L.P., the Parent entered into a management agreement with Castle Harlan, Inc. providing for the payment to Castle Harlan, Inc., subject to certain conditions, of an annual management fee of $1.35 million, plus expenses, for advisory and strategic planning services. In the event the net proceeds from any sale of the M/V STATIA RESPONDER exceeded a specified threshold, Castle Harlan, Inc. would have been entitled to an additional payment of up to $1 million. Under the indenture relating to the mortgage notes, dividends from Statia Terminals International to the Parent permitting the Parent to pay Castle Harlan's annual management fee and expenses are excepted from the limitation on restricted payments so long as no default or event of default exists. During the years ended December 31, 1997 and 1998, Statia Terminals International paid dividends to the Parent of $2.7 million and $1.5 million, respectively, related to this agreement. No such dividend was paid in 1999. This management agreement was amended and restated at the closing of the Parent's initial public offering of equity to eliminate the $1.35 million management fee, but continues to provide for reimbursement of ordinary and necessary expenses and a continuing indemnity for the period up to the termination date of November 27, 2006 and any extension thereto.

                              CONSULTING AGREEMENT

         Four of the Parent's directors, Adm. James L. Holloway III, Francis Jungers, Jonathan R. Spicehandler, M.D. and Ernest Voges, have entered into consulting agreements with Statia Terminals International for advisory and consulting services related to investment and strategic planning, financial and other matters. In consideration of services provided to Statia Terminals International, each consultant receives a consulting fee of $6,250 per quarter plus reimbursement of out-of-pocket expenses.

                               BOARD OF DIRECTORS

         Some employees of Castle Harlan and a member of our management are directors of the Parent. Our managing directors/directors, executive officers and certain of our employees control all of the Parent's outstanding Class B subordinated shares and Class incentive rights through their ownership of Statia Terminals Holdings N.V.

                               LOANS TO MANAGEMENT

         On November 27, 1996, Messrs. Cameron, Thompson, Russo, Pine, Franklin, Brenner, Brown, Crissman and certain other of our officers and managers were granted loans by the Parent to purchase shares of its common stock and Series E preferred stock. The loans totaled $1.5 million and were secured by pledges of such stock. The loans bore interest at 6.49% annually and were due on the earlier of (1) November 26, 2003, (2) the sale of the pledged stock, or (3) a "change in control," as defined in the loan agreement. In April 1999 and in conjunction with the Parent's initial public offering of equity, these loans were replaced with new loans aggregating $1.5 million and bearing interest at 5.17%. The maturity of the new loans is the earlier of (1) April 28, 2009, or
(2) the sale of the pledged stock.

                                    PART IV.

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

 (a)     1.       Financial Statements Index

                  The following consolidated financial statements of Statia Terminals International N.V. and its subsidiaries and Statia Terminals Canada, Incorporated and its subsidiary are filed in response to Item 8 of this Report:

                                                                                                 PAGE
                                                                                                 ----
         STATIA TERMINALS INTERNATIONAL N.V.
                  Report of Independent Certified Public Accountants                             F-2
                  Consolidated Balance Sheets
                      as of December 31, 1998 and 1999                                           F-3
                  Consolidated Statements of Income (Loss)
                      for the years ended December 31, 1997, 1998 and 1999                       F-4
                  Consolidated Statements of Stockholder's Equity
                      for the years ended December 31, 1997, 1998 and 1999                       F-5
                  Consolidated Statements of Cash Flows
                      for the years ended December 31, 1997, 1998 and 1999                       F-6
                  Notes to the consolidated financial statements                                 F-7

         STATIA TERMINALS CANADA, INCORPORATED
                  Report of Independent Certified Public Accountants                             F-24
                  Consolidated Balance Sheets
                      as of December 31, 1998 and 1999                                           F-25
                  Consolidated Statements of Income (Loss) and Retained Earnings (Deficit)
                      for the years ended December 31, 1997, 1998 and 1999                       F-26
                  Consolidated Statements of Cash Flows
                      for the years ended December 31, 1997, 1998 and 1999                       F-27
                  Notes to the consolidated financial statements                                 F-28

         2.       Financial Statement Schedules

                  See note 15 to the consolidated financial statements of Statia Terminals International N.V. for the required financial statement schedules.

         3.       Exhibits Index

                  See the Exhibits Index on Pages E - 1 through E - 4 following the signature pages.

(b)      Reports on Form 8-K

                  During the quarter ended December 31, 1999, the Parent filed a Form 8-K dated December 10, 1999. Such Form 8-K contained two of the Parent's previously issued press releases entitled STATIA TERMINALS PROVIDES ADDITIONAL INFORMATION ON EFFECTS OF HURRICANE LENNY and STATIA TERMINALS ANNOUNCES STOCK PURCHASE PROGRAM AND COMMENTS ON ANTICIPATED FOURTH QUARTER AVAILABLE CASH AND FUTURE DISTRIBUTIONS.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1999
                                  TOGETHER WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Managing Directors of
    Statia Terminals International N.V. and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Statia Terminals International N.V. (a Netherlands Antilles corporation) and Subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of income (loss), stockholder's equity and cash flows for the years ended December 31, 1997, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1999, and the results of its consolidated operations and its cash flows for the years ended December 31, 1997, 1998 and 1999, in conformity with generally accepted accounting principles.


Arthur Andersen LLP



West Palm Beach, Florida
    January 26, 2000.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                         1998              1999
ASSETS                                                                                -----------      -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                          $    13,873      $     3,632
   Accounts receivable-
     Trade, less allowance for doubtful accounts of
       $785 and $804 in 1998 and 1999, respectively                                         7,562           12,957
     Other                                                                                  2,328            3,704
   Inventory, net                                                                           4,528            3,239
   Prepaid expenses                                                                           172            1,723
                                                                                      -----------      -----------
         Total current assets                                                              28,463           25,255

PROPERTY AND EQUIPMENT, net                                                               209,970          206,031

OTHER NONCURRENT ASSETS, net                                                                4,745            2,985
                                                                                      -----------      -----------

       Total assets                                                                   $   243,178      $   234,271
                                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $     9,012      $    14,098
   Dividend payable to Parent                                                               -                3,750
   Accrued interest payable                                                                 2,027            1,516
   Other accrued expenses                                                                   8,439            6,219
                                                                                      -----------      -----------
     Total current liabilities                                                             19,478           25,583

LONG-TERM DEBT- 11-3/4% FIRST MORTGAGE NOTES                                              135,000          101,000
                                                                                      -----------      -----------

     Total liabilities                                                                    154,478          126,583

STOCKHOLDER'S EQUITY:
   Common stock, $1 par value, 30,000 shares authorized, 6,000 and 6,100 shares issued and outstanding at December 31, 1998 and
     1999, respectively                                                                         6                6
   Additional paid-in capital                                                              92,344          126,090
   Accumulated deficit                                                                     (3,650)         (18,408)
                                                                                      -----------      -----------
     Total stockholder's equity                                                            88,700          107,688
                                                                                      -----------      -----------

     Total liabilities and stockholder's equity                                       $   243,178      $   234,271
                                                                                      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

                                                                                    December 31,
                                                                   ----------------------------------------------
                                                                       1997             1998              1999
                                                                   -----------       -----------      -----------
REVENUES                                                           $   142,499       $   136,762      $   168,343

COST OF SERVICES AND PRODUCTS SOLD                                     122,944           105,888          137,665
                                                                   -----------       -----------      -----------

   Gross profit                                                         19,555            30,874           30,678

ADMINISTRATIVE EXPENSES                                                  6,348             7,315            8,039

SPECIAL COMPENSATION EXPENSE                                             -                 -                4,099

HURRICANE CHARGES                                                        -                   800            1,750
                                                                   -----------       -----------      -----------

   Operating income                                                     13,207            22,759           16,790

LOSS (GAIN) ON DISPOSITION OF PROPERTY AND
   EQUIPMENT                                                              (109)            1,652            -


INTEREST EXPENSE                                                        16,874            16,851           14,286

INTEREST INCOME                                                            459               588              759
                                                                   -----------       -----------      -----------

   Income (loss) before provision for income taxes and
     extraordinary charge                                               (3,099)            4,844            3,263

PROVISION FOR INCOME TAXES                                                 780               320              780
                                                                   -----------       -----------      -----------

   Income (loss) before extraordinary charge                            (3,879)            4,524            2,483

EXTRAORDINARY CHARGE RELATED TO EARLY
   EXTINGUISHMENT OF DEBT                                                -                 -                4,743
                                                                   -----------       -----------      -----------

     Net income (loss) available to common stockholder             $    (3,879)      $     4,524      $    (2,260)
                                                                   ============      ===========      ============

   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                        Common Stock         Additional
                                                       ----------------       Paid-in      Accumulated
                                                       Shares    Common       Capital        Deficit         Total
                                                       ------    ------       -------        -------         -----
BALANCE, December 31, 1996                              6,000     $    6      $  78,494    $      (95)    $    78,405

Net loss to common stockholder                            -          -            -            (3,879)         (3,879)

Common stock dividends                                    -          -            -            (2,700)         (2,700)
                                                     --------     ------      ---------    -----------    ------------

BALANCE, December 31, 1997                              6,000          6         78,494        (6,674)         71,826

Net income available to common stockholder                -          -            -             4,524           4,524

Common stock dividend                                     -          -            -            (1,500)         (1,500)

Reclassification of stockholder's equity subject
   to reduction                                           -          -           20,000         -              20,000

Payment to Parent                                         -          -           (6,150)        -              (6,150)
                                                     --------     ------      ---------    ----------     -----------

BALANCE, December 31, 1998                              6,000          6         92,344        (3,650)         88,700

Net loss to common stockholder                            -          -            -            (2,260)         (2,260)

Issuance of common stock to Parent                        100        -           33,746         -              33,746

Common stock dividends                                    -          -            -           (12,498)        (12,498)
                                                     --------     ------      ---------    -----------    ------------

BALANCE, December 31, 1999                              6,100     $    6    $   126,090    $  (18,408)    $   107,688
                                                      =======     ======    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                         December 31,
                                                                            ---------------------------------------
                                                                               1997          1998           1999
                                                                            ---------     ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) available to common stockholder                        $  (3,879)    $   4,524      $   (2,260)
     Adjustments to reconcile net income (loss) available to common stockholder to net cash provided by operating activities:
     Depreciation, amortization, and certain non-cash charges                  10,911        12,060          11,532
     Provision for bad debts                                                       11            72              20
     Extraordinary charge on early extinguishment of debt                        -             -              4,743
     Hurricane charges                                                           -              800           1,750
     Non-cash special compensation expense                                       -             -              2,152
     Loss (gain) on disposition of property and equipment                        (109)        1,652           -
     (Increase) decrease in accounts receivable - trade                         2,060         2,458          (5,415)
     (Increase) decrease in other accounts receivables                            747            19          (1,376)
     (Increase) decrease in inventory                                           3,722        (3,281)          1,289
     (Increase) decrease in prepaid expense                                       769            97          (1,551)
     (Increase) decrease in other noncurrent assets                              (134)            4             (70)
     Increase (decrease) in accounts payable                                   (2,195)        1,555           2,683
     Increase (decrease) in accrued expenses                                      493           (97)         (2,729)
     Increase (decrease) in payable to affiliates                                  58          (331)            252
                                                                            ---------     ---------      ----------
       Net cash provided by operating activities                               12,454        19,532          11,020
                                                                            ---------     ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                          (5,344)      (10,714)         (8,593)
   Proceeds from sale of property and equipment                                   112           122              15
   Proceeds from sale of Statia Terminals Southwest, Inc.                        -            6,500           -
   Accrued transaction costs and purchase price adjustments                    (7,703)         -              -
                                                                            ---------     ---------      ----------
     Net cash used in investing activities                                    (12,935)       (4,092)         (8,578)
                                                                            ---------     ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock to Parent                          -             -             33,746
   Repurchase of First Mortgage Notes                                            -             -            (37,681)
   Dividends paid to Parent                                                    (2,700)       (1,500)         (8,748)
   Payment to Parent                                                             -           (6,150)          -
   Borrowings under revolving credit facility                                    -             -              3,403
   Repayments of revolving credit facility                                       -             -             (3,403)
                                                                            ---------     ---------      ----------
     Net cash used in financing activities                                     (2,700)       (7,650)        (12,683)
                                                                            ---------     ---------      ----------

     Increase (decrease) in cash and cash equivalents                          (3,181)        7,790         (10,241)

CASH AND CASH EQUIVALENTS, at beginning of year                                 9,264         6,083          13,873
                                                                            ---------     ---------      ----------

CASH AND CASH EQUIVALENTS, at end of year                                   $   6,083     $  13,873      $    3,632
                                                                            =========     =========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
   Cash paid for taxes                                                      $     513     $     369      $      677
                                                                            =========     =========      ==========
   Cash paid for interest                                                   $  15,334     $  15,940      $   14,012
                                                                            =========     =========      ==========

   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.       ORGANIZATION AND OPERATIONS

         Statia Terminals International N.V. is wholly owned by Statia Terminals Group N.V. (the "Parent") and was formed on September 4, 1996 by Castle Harlan Partners II L.P. ("Castle Harlan"), a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank, certain members of management and others and commenced operations on November 27, 1996 ("Inception"). Statia Terminals International N.V. and Subsidiaries (the "Company") own and operate petroleum blending, transshipment and storage facilities located on the island of St. Eustatius, Netherlands Antilles and near Point Tupper, Nova Scotia, Canada. The Company's terminaling services are furnished to many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, petrochemical companies and ship owners. In addition to storage, the Company provides a variety of related terminal services including the supplying of bunkering, crude oil and petroleum product blending and processing, emergency and spill response, brokering of product trades and ship services. A subsidiary of the Company provides administrative services for the Company from its office in Deerfield Beach, Florida.

         The Company includes the following primary entities: Statia Terminals International N.V. ("Statia"), Statia Terminals N.V. (each incorporated in the Netherlands Antilles), Statia Terminals Canada, Inc. (incorporated in Nova Scotia, Canada, "Statia Canada") and Statia Terminals Southwest, Inc. (incorporated in Texas, the "Brownsville Facility") which was sold in July 1998 (see Note 12). Significant intercompany balances and transactions have been eliminated.

         The Company was formed during 1996 to acquire the capital stock of Statia Terminals, Inc. and its subsidiaries and affiliates (the "Predecessor Company") from Praxair, Inc. ("Praxair"). On November 27, 1996, the Company acquired from Praxair all of the outstanding capital stock of Statia Terminals N.V., Statia Terminals, Inc., their subsidiaries and certain affiliates (the "Castle Harlan Acquisition"). The adjusted purchase price of the Castle Harlan Acquisition totaled approximately $217,146. The Castle Harlan Acquisition was paid, in part, by funds received by the Company from the issuance of $135,000 of 11 3/4% First Mortgage Notes (the "Notes") described in Note 5 and from the sale of the Company's common stock.

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

         As further discussed in Note 3, on April 28, 1999, the Parent completed its initial public offering of equity.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

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

         In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

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

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company continually evaluates factors, events and circumstances which include, but are not limited to, its historical and projected operating performance, specific industry trends and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow over the remaining lives of the long-lived assets in measuring their recoverability. The Company measures an asset impairment loss as the amount by which the carrying amount exceeds the fair market value of the asset.

     OTHER NONCURRENT ASSETS

         Other noncurrent assets primarily consist of deferred financing costs in the amounts of $4,521 and $2,701 as of December 31, 1998 and 1999, respectively. The deferred financing costs related to establishing debt obligations are amortized ratably over the life of the underlying obligation. Debt cost amortization expense was $911, $911 and $767 for the years ended December 31, 1997, 1998 and 1999, respectively.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

     INCOME TAXES

         The Company determines its tax provision and deferred tax balances in compliance with SFAS No. 109, "Accounting for Income Taxes." Under this approach, the provision for income taxes represents income taxes paid or payable for the current year adjusted for the change in deferred taxes during the year. Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement bases and the tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

     COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The following types of items are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments and unrealized gain/loss on securities available for sale. For all periods presented herein, there were no differences between net income and comprehensive income.

     SEGMENT INFORMATION

         The Company discloses information regarding its operating segments pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas, and major customers.

     RECLASSIFICATIONS

         Certain reclassifications were made to the 1997 and 1998 financial statements in order to conform to the 1999 presentation.

3.       SALE OF COMMON STOCK TO PARENT AND RELATED TRANSACTIONS

         On April 28, 1999, the Parent completed its initial public equity offering of 7.6 million Class A common shares. The offering price was $20 per share raising gross proceeds of $152,000. A portion of the proceeds was used by the Parent to purchase additional capital stock of Statia amounting to $33,746, net of expenses. During May 1999, the Company used the proceeds from the sale of Statia's capital stock, along with existing cash, to repurchase in the open market a principal amount of $34,000 of the Notes for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively. During the second quarter of 1999, the acquisition costs and the unamortized deferred financing costs related to the repurchased Notes ($1,062) were recorded as an extraordinary charge. There was no income tax effect associated with this extraordinary charge.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

         During the three months ended March 31, 1999, the Company recorded as special compensation expense a bonus in the amount of $1,947 for particular members of the Company's management. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the offering and other past compensation arrangements.

         In connection with the Parent's initial public offering of equity, certain options previously granted to some of the Company's employees to purchase the Parent's common stock became fully vested, were exercised and became subordinated shares of the Parent. The Parent was amortizing the difference between the estimated fair value of the options at the date of grant and the exercise price over the vesting period of five years and charging such amounts to the Company as compensation expense. On April 28, 1999, the remaining unamortized compensation expense associated with these options of $2,152 was recorded as a non-cash special compensation expense.

         The following unaudited pro forma consolidated results of operations for the years December 31, 1997, 1998 and 1999 were prepared to illustrate the estimated effects of:

         o the disposition of Statia Terminals Southwest, Inc. discussed in Note 12, and

         o the use of the net proceeds from the Parent's initial public offering of equity and the restructuring as described in the Parent's Registration Statement on Form S-1,

(collectively, the "pro forma transactions") as if the pro forma transactions had occurred at the beginning of each of these respective periods. This pro forma financial information is provided for informational purposes only and does not purport to be indicative of the results of operations which would have been obtained had the pro forma transactions been completed on the dates indicated or results of operations for any future date or period.

                                                            Unaudited Selected Pro forma
                                                                Consolidated Results
                                                          For the Years Ended December 31,
                                                      ------------------------------------------
                                                          1997          1998          1999
                                                      ------------- ------------- --------------

Revenues                                               $ 140,628     $ 135,149     $ 168,343
                                                      ============= ============= ==============

Operating income                                       $  14,512     $  22,820     $  20,889
                                                      ============= ============= ==============

Net income available to common stockholder             $   1,676     $  10,468     $   8,049
                                                      ============= ============= ==============

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following as of December 31:

                                                                                                  Useful
                                                                                                   Lives
                                                                         1998           1999      In Years
                                                                      ----------     ----------   --------
             Land                                                     $    1,291     $    1,291
             Land improvements                                             7,679          6,872      5 - 20
             Buildings and improvements                                    3,303          3,446     20 - 40
             Plant machinery and terminals                               156,261        159,822      4 - 40
             Mooring facilities and marine equipment                      50,453         51,701      4 - 40
             Field and office equipment                                    2,497          4,068      3 - 15
             Spare parts and hoses                                         2,908          2,687
             Capital projects in process                                   5,395          6,501
                                                                      ----------     ----------

                  Total property and equipment, at cost               $  229,787     $  236,388
                  Less accumulated depreciation                           19,817         30,357
                                                                      ----------    -----------

                  Property and equipment, net                         $  209,970     $  206,031
                                                                      ==========     ==========

5.       DEBT

         The 11 3/4% First Mortgage Notes due November 15, 2003 (the "Notes") were issued by Statia and one of its subsidiaries, Statia Canada, (the "Issuers") on November 27, 1996 in connection with the Castle Harlan Acquisition and pay interest on May 15 and November 15 of each year. The Notes are redeemable, in whole or, in part, at the option of the Issuers at any time on or after November 15, 2000, at the redemption prices listed below (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated. The Company may also forego the redemption process and repurchase Notes in the open market on or after November 15, 2000.

                                     Optional
                    Year         Redemption Price
                    ----         ----------------

                    2000             105.875%
                    2001             102.938%
                    2002             100.000%

         Notwithstanding the foregoing, any time on or prior to November 15, 1999, the Issuers were allowed to redeem or repurchase up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more equity offerings, plus accrued and unpaid interest, if any, to the date of redemption or repurchase, provided that after giving effect to such redemption or repurchase, at least 65% of the aggregate principal amount of the Notes would remain outstanding. As further discussed in

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

Note 3, during May 1999 and in connection with the Parent's initial public offering of equity, the Company repurchased in the open market a principal amount of $34,000 of the Notes.

         The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of Statia. The Notes are also subject to certain financial covenants as set forth in the Indenture, the most restrictive of which include, but are not limited to the following: (i) a consolidated fixed charge coverage ratio for the prior four full fiscal quarters of at least 2.0 to 1, which, if met, will permit the Company to make additional borrowings above the Company's revolving credit facility discussed below, (ii) other limitations on indebtedness, and (iii) restrictions on certain payments. In addition, the Notes place restrictions on the Company's ability to pay dividends other than distributions from the proceeds of assets held for sale and certain management fees as discussed in
Note 12 below. Except with the occurrence of an event of default, subsidiaries of Statia have no restrictions upon transfers of funds in the form of dividends, loans or cash advances. The Company is in compliance with the financial covenants set forth in the Indenture. The Company has not met the minimum consolidated fixed charge coverage ratio for certain periods which would have prevented the Company from making additional borrowings above the revolving credit facility discussed below.

         The Company has a revolving credit facility (the "Credit Facility") which allows certain of the Company's subsidiaries to borrow up to $17,500 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of 0.375% per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5% (9.0% at December 31, 1999). The Credit Facility constitutes senior indebtedness of the Company and is secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial covenants. The Credit Facility does not restrict Statia's subsidiaries from transferring funds to Statia in the form of dividends, loans or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to Statia. The Credit Facility expires on November 27, 2000. At December 31, 1998 and 1999, the Company had approximately $7,982 and $10,603, respectively, available for borrowing under the Credit Facility as limited by the borrowing base computation and had no outstanding balance.

6.       LEASES

         The Company charters certain marine equipment and rents facilities under cancelable and noncancelable operating leases. Rental expense on operating leases was $3,763, $3,409 and $3,619 for the years ended December 31, 1997, 1998 and 1999, respectively. Future rental commitments during the years ending 2000 through 2004 are $2,351, $3,225, $3,211, $2,473 and $829, respectively.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

7.       STOCKHOLDER'S EQUITY

         During the years ended December 31, 1997 and 1998, the Company paid dividends to the Parent of $2,700 and $1,500, respectively. The proceeds from these dividends were used by the Parent to pay certain management fees discussed in Note 10, among other things. During the year ended December 31, 1999, the Company declared dividends to the Parent of $12,498 of which $3,750 remained payable at December 31, 1999 and was subsequently paid.

8.       INCOME TAXES

         The sources of income (loss) by jurisdiction before the provision for income taxes and extraordinary charge are:

                               For the Years Ended December 31,
                           -----------------------------------------
                               1997          1998          1999
                           ------------- ------------- -------------

U.S.                        $  (1,823)    $    (362)    $      41
Non-U.S.                       (1,276)        5,206         3,222
                           ------------- ------------- -------------
                            $  (3,099)    $   4,844     $   3,263
                           ============= ============= =============

         The provision for income taxes consisted of:

                               For the Years Ended December 31,
                           -----------------------------------------
                               1997          1998          1999
                           ------------- ------------- -------------
Current:
   U.S.                    $    (128)     $    -        $     123
   State                         (42)          -             -
   Non-U.S.                     (610)          (320)         (903)
                          -------------- ------------- -------------
     Total provision       $    (780)     $    (320)    $    (780)
                          ============== ============= =============

         A reconciliation of income taxes at the U.S. statutory rate of 35% to the Company's provision for income taxes is as follows:

                                      For the Years Ended December 31,
                                  ------------------------------------------
                                      1997           1998          1999
                                  -------------- ------------- -------------
Income (loss) before income
 taxes and extraordinary charge    $  (3,099)     $   4,844     $   3,263
                                  -------------- ------------- -------------

Tax (provision) benefit at
 U.S. statutory rate                   1,085         (1,695)       (1,142)
State income taxes                       (14)          -             -
Non-U.S. tax rate differential
 and losses without tax benefit       (1,851)         1,375           362
                                  -------------- ------------- -------------

                                   $    (780)     $    (320)    $    (780)
                                  ============== ============= =============

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

         The principal temporary differences included on the balance sheets, as of December 31, are:

                                                   1998          1999
                                               ------------- -------------

Net operating loss and ITC carryforwards        $  28,080     $  26,146
Valuation allowance                               (28,080)      (26,146)
                                               ------------- -------------
                                                $    -        $    -
                                               ============= =============

         The Company's net deferred tax assets primarily relate to Canadian investment tax credits and net operating loss carryforwards. The Company has provided a full valuation allowance against these tax assets, because it is not certain that the deferred tax assets will be utilized in the future.

         The Company's Canadian subsidiaries are subject to a federal large corporation tax based on 0.225% of the subsidiaries' total equity. As of April 1, 1997, Nova Scotia enacted a provincial capital tax based on 0.25% of the subsidiaries' total equity (prorated to 0.1888% for the 1997 calendar year). The Company has benefited from investment tax credit carryforwards and net operating tax losses which expire in various amounts through 2003 and 2005, respectively. The net operating tax loss carryforwards available to offset Canadian taxable income at December 31, 1998 and 1999 were $55,097 and $50,891, respectively. The investment tax credit carryforward available to reduce Canadian income taxes was $7,302 and $7,211 at December 31, 1998 and 1999, respectively.

         On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989 and concluding on December 31, 2000. This agreement requires a subsidiary of the Company to pay a 2% rate on taxable income, as defined, or a minimum payment of 500 Netherlands Antilles guilders ($282). This agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. Currently, the subsidiary is renegotiating a new agreement with the governments of the Netherlands Antilles and St. Eustatius that is expected to be effective retroactively from January 1, 1998, through December 31, 2010, with extension provisions to 2015.

         Certain of the Company's Netherlands Antilles subsidiaries are not part of the Free Zone and Profit Tax Agreement and, accordingly, pay Netherlands Antilles federal income tax at an effective tax rate of up to 45%. Approximately $67, $28 and $48 of profit tax is included in the Netherlands Antilles tax provision for the years ended December 31, 1997, 1998 and 1999, respectively.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)


9.       COMMITMENTS AND CONTINGENCIES

     ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

      In connection with the Castle Harlan Acquisition, studies were undertaken by and for Praxair to identify potential environmental, health and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper, Nova Scotia, Canada facility. Praxair has agreed to pay for certain of these environmental costs subject to certain limitations. Praxair has paid approximately $3,906 during the period from November 27, 1996 to December 31, 1999 related to such costs. Based on investigations conducted and information available to date, the potential cost of additional remediation and compliance is estimated at $13,000, substantially all of which the Company believes is the responsibility of Praxair per the Castle Harlan Acquisition agreement. The Company believes that environmental, health and safety costs will not have a material adverse effect on the Company's financial position, cash flows or results of operations, subject to reimbursements from Praxair.

      The Company has also identified certain other environmental, health and safety costs not covered by the agreement with Praxair for which $1,500 were accrued in 1996 in conjunction with the Castle Harlan Acquisition. Through December 31, 1999, $32 of this amount had been expended. Management periodically reviews the adequacy of this accrual and during 1999 determined $250 originally provided for environmental contingencies at the Company's St. Eustatius facility were no longer necessary. Accordingly, this portion of the accrual was eliminated and credited to costs of services and products sold.

     LITIGATION

      The Company is involved in various claims and litigation arising in the normal course of its business. Based upon analysis of legal matters and discussions with legal counsel, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

     ACCRUED EXPENSES

      A summary of accrued expenses consists of the following as of December 31:

                                                     1998           1999
                                                  ---------     ----------
                 Personnel and related costs      $   2,835      $   2,061
                 Professional fees                    1,175            792
                 Environmental expenses               1,490          1,208
                 Accrued taxes                        1,412          1,493
                 Other                                1,527            665
                                                  ---------     ----------
                                                  $   8,439      $   6,219
                                                  =========      =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

10.      CASTLE HARLAN MANAGEMENT FEE

         In November 1996, the Parent entered into a ten-year management agreement with Castle Harlan, Inc., to pay an annual management fee of $1,350, plus out-of-pocket expenses, for advisory services. This management fee agreement was amended and restated at the closing of the Parent's initial public offering of equity to eliminate the $1,350 management fee, but continues to provide for reimbursement of ordinary and necessary expenses and a continuing indemnity for the period up to the termination date of November 27, 2006 and any extension thereto.

         During 1997 and 1998, Statia declared and paid dividends to the Parent of $2,700 and $1,500, respectively, to cover the management fee and related expenses for the periods from November 27, 1996 to November 27, 1998 and from November 27, 1998 to November 27, 1999, respectively.

11.      SEGMENT INFORMATION

         The Company is organized around several different factors, the two most significant of which are services and products and geographic location. The Company's primary services and products are terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response and other terminal services) and product sales.

         The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each segment are earnings before interest expense, interest income, income taxes, depreciation, amortization, and certain non-recurring income and expenses ("Adjusted EBITDA") and earnings before interest expense, interest income, income taxes and certain non-recurring income and expenses ("Adjusted EBIT").

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:

                                                                  For the Years Ended December 31,
                                                              -----------------------------------------
                                                                  1997          1998          1999
                                                              ------------- ------------- -------------
REVENUES:
   Terminaling services                                        $   53,165    $   66,625    $   61,665
   Product sales                                                   89,334        70,137       106,678
                                                              ------------- ------------- -------------
     Total                                                     $  142,499    $  136,762    $  168,343
                                                              ============= ============= =============

ADJUSTED EBITDA:
   Terminaling services                                        $   21,076    $   31,692    $   29,131
   Product sales                                                    2,699         2,965         5,066
                                                              ------------- ------------- -------------
     Total                                                     $   23,775    $   34,657    $   34,197
                                                              ============= ============= =============

DEPRECIATION AND AMORTIZATION EXPENSE:
   Terminaling services                                        $   10,093    $   10,923    $   10,995
   Product sales                                                      818           498           572
                                                              ------------- ------------- -------------
     Total                                                     $   10,911    $   11,421    $   11,567
                                                              ============= ============= =============

ADJUSTED EBIT:
   Terminaling services                                        $   10,983    $   20,769    $   18,136
   Product sales                                                    1,881         2,467         4,494
                                                              ------------- ------------- -------------
     Total                                                     $   12,864    $   23,236    $   22,630
                                                              ============= ============= =============

CAPITAL EXPENDITURES:
   Terminaling services                                        $    4,735    $    8,274    $    7,572
   Product sales                                                       58         1,212           161
   Other unallocated                                                  551         1,228           860
                                                              ------------- ------------- -------------
     Total                                                     $    5,344    $   10,714    $    8,593
                                                              ============= ============= =============

                                                                                  December 31,
                                                                            --------------------------
                                                                               1998           1999
                                                                            -----------    -----------
ASSETS:
Terminaling services                                                        $   208,642    $   203,781
Product sales                                                                    12,058         16,618
Unallocated assets                                                               22,478         13,872
                                                                            -----------    -----------
   Total assets                                                             $   243,178    $   234,271
                                                                            ===========    ===========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for income taxes and extraordinary charge is as follows:

                                                                      For the Years Ended December 31.
                                                                  -----------------------------------------
                                                                      1997          1998          1999
                                                                  ------------- ------------- -------------

Adjusted EBIT                                                      $  12,864     $  23,236     $  22,630
Interest expense excluding debt cost amortization expense            (15,963)      (15,940)      (13,518)
Special compensation expense                                            -             -           (4,099)
Hurricane charges                                                       -             (800)       (1,750)
Loss on sale of Statia Terminals Southwest, Inc.                        -           (1,652)         -
                                                                  ------------- ------------- -------------
   Income (loss) before provision for income taxes and
     extraordinary charge                                          $  (3,099)    $   4,844     $   3,263
                                                                  ============= ============= =============

         The following information is provided with respect to the geographic operations of the Company:

                                                                 For the Years Ended December 31.
                                                             ------------------------------------------
                                                                 1997           1998          1999
                                                             -------------- ------------- -------------
REVENUES:
   Caribbean                                                  $  122,042    $  114,091     $  149,852
   Canada                                                         18,586        21,058         18,491
   United States                                                   1,871         1,613          -
                                                             ------------- -------------- -------------
     Total revenues                                           $  142,499    $  136,762     $  168,343
                                                             ============= ============== =============

                                                                                  December 31,
                                                                           ----------------------------
                                                                               1998           1999
                                                                           -------------- -------------
LONG-TERM ASSETS:
   Caribbean                                                                $  183,873     $  176,895
   Canada                                                                       29,170         29,522
   United States                                                                 1,672          2,599
                                                                           -------------- -------------
                                                                            $  214,715     $  209,016
                                                                           ============== =============

         SIGNIFICANT CUSTOMERS

         The Company presently has long-term storage and throughput contracts with Bolanter Corporation N.V. (an affiliate of Saudi Aramco) and a subsidiary of Tosco Corporation which expire in 2003 and 2004, respectively. The Company also derives revenues from affiliates of Bolanter and Tosco as an indirect result of these storage and throughput agreements. The Company derives revenues from parties unaffiliated with either Saudi Aramco or Tosco, because of the movement of Saudi Aramco and Tosco products through the Company's terminals. Additionally, the Company sells bunker fuels to an affiliate of Saudi Aramco at its St. Eustatius facility.

         The following table sets forth such revenues as a percentage of our total revenue.

                                                                         For the Years Ended December 31,
                                                                       ------------------------------------
                                                                          1997        1998        1999
                                                                       ----------- ----------- ------------
Saudi Aramco related revenues:
   Storage and throughput contract and related indirect revenues           7.0%        7.4%         6.1%
   Unaffiliated third parties                                              6.4%        7.7%         6.4%
   Bunker sales                                                            2.1%        1.5%         2.3%
                                                                       ----------- ----------- ------------
     Total                                                                15.5%       16.6%        14.8%
                                                                       =========== =========== ============

Tosco related revenues:
   Storage and throughput contract and related indirect revenues           6.9%        7.1%         5.1%
   Unaffiliated third parties                                              3.9%        1.9%         0.9%
   Bunker sales                                                            0.1%        0.0%         0.0%
                                                                       ----------- ----------- ------------
     Total                                                                10.9%        9.0%         6.0%
                                                                       =========== =========== ============

         Although the Company has long-standing relationships and long-term contracts with these customers, if such long-term contracts were not renewed or replaced at the end of their terms, or if the Company otherwise lost any significant portion of its revenues from these two customers, such non-renewal/replacement or loss could have a material adverse effect on the Company's business and financial condition. The Company also has long-term contracts with other key customers, and there can be no assurance that these contracts will be renewed at the end of their terms or that the Company will be able to enter into other long-term contracts on terms favorable to it, or at all.

         No other customer accounted for more than 10% of the Company's total revenues in 1997, 1998 or 1999.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)


12.      LOSS ON SALE OF STATIA TERMINALS SOUTHWEST, INC.

         On July 29, 1998, the Company sold Statia Terminals Southwest, Inc. ("Southwest") for $6,500 in cash resulting in net proceeds of approximately $6,150. The Company retained certain of the pre-closing assets and liabilities of Southwest consisting primarily of accounts receivable and accrued expenses and agreed to indemnify the purchaser for certain contingent legal and environmental matters up to a maximum of $500 through July 29, 1999. The indemnification period lapsed with no liability to the Company. The net book value of the assets and liabilities sold on July 29, 1998, was $7,802. The loss on the sale of Southwest of $1,652 is included in gain (loss) on sale of property and equipment since substantially all of the value of Southwest was originally recorded in this account when the Company was acquired. During 1998, a restricted payment of $6,150 representing the net proceeds from the sale of Southwest was made to the Parent.

13.      RETIREMENT PLANS

         The Company maintains an employee savings plan in accordance with
Section 401(k) of the Internal Revenue Code. This plan covers all of the Company's full-time U.S. employees and allows employees to contribute up to the lesser of 15% of eligible compensation or $10 for the 1999 calendar year. The Company currently matches at a 50% rate up to 8% of an employee's base salary, and the employer may contribute, on a discretionary basis, up to 1% of an employee's base salary per quarter. Amounts charged to expense for matching and discretionary contributions for the year ended December 31, 1998 were $136 and $178, respectively. Amounts charged to expense for matching and discretionary contributions for the year ended December 31, 1999 were $141 and $173, respectively. In addition, the Company sponsors certain pension plans for certain employees residing in the Netherlands Antilles and Canada.

14.      HURRICANE CHARGES

         As a result of damages sustained to the Company's St. Eustatius facility from Hurricane Lenny in late November 1999, the Company incurred a one-time, non-cash charge of $1,500 to partially reduce the carrying value of its shoreline protection system and a one-time cash charge of $250 to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with certain other civil work, is expected to be replaced during the first half of 2000.

         During September 1998, Hurricane Georges damaged components of the Company's St. Eustatius facility. However, operations were not significantly impacted by the hurricane and returned to normal within days of the storm. During 1998, the Company recorded a charge of $800 representing an insurance deductible of $500 related to the hurricane damage and certain other costs resulting from the hurricane which will not be recovered through the Company's insurance policies.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

15.      VALUATION AND QUALIFYING ACCOUNTS

         The table below summarizes the activity in the valuation account, allowance for possible uncollectible accounts receivable and the deferred tax asset valuation allowance for the periods indicated.

                                                          Balance,       Charges      Deductions,     Balance,
                                                          Beginning         to        Write-offs,      End of
                                                          Of Period      Expense          Net          Period
                                                          ---------      ---------     ----------     ---------
Trade Accounts Receivable Valuation Account:
   For the year ended December 31, 1997                   $     769      $      11     $      50      $     830
   For the year ended December 31, 1998                         830             72          (117)           785
   For the year ended December 31, 1999                         785             20            (1)           804

Deferred Tax Asset Valuation Allowance:
   For the year ended December 31, 1997                   $  31,548      $    -        $  (1,866)     $  29,682
   For the year ended December 31, 1998                      29,682            371        (1,973)        28,080
   For the year ended December 31, 1999                      28,080           -           (1,934)        26,146

                      STATIA TERMINALS CANADA, INCORPORATED
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1999
                                  TOGETHER WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of
    Statia Terminals Canada, Incorporated and Subsidiary:

         We have audited the accompanying consolidated balance sheets of Statia Terminals Canada, Incorporated (a Nova Scotia, Canada corporation) and Subsidiary as of December 31, 1998 and 1999, and the related consolidated statements of income (loss) and retained earnings (deficit) and cash flows for the years ended December 31, 1997, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statia Terminals Canada, Incorporated and Subsidiary as of December 31, 1998 and 1999, and the results of its consolidated operations and its cash flows for the years ended December 31, 1997, 1998 and 1999 in conformity with generally accepted accounting principles.


Arthur Andersen LLP



West Palm Beach, Florida
    January 26, 2000.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           December 31,
                                                                                   ---------------------------
                                                                                      1998             1999
                                                                                   ---------         ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $   4,409         $     209
   Accounts receivable-
     Trade, less allowance for doubtful accounts of $62 and $78
        in 1998 and 1999, respectively                                                   903             1,496
     Other                                                                             1,340             1,960
   Inventory, net                                                                        323                81
   Prepaid expenses                                                                       54               255
   Receivable from affiliates                                                          2,305             2,986
                                                                                   ---------         ---------
     Total current assets                                                              9,334             6,987

PROPERTY AND EQUIPMENT, net                                                           28,192            28,705

OTHER NONCURRENT ASSETS, net                                                             979               817
                                                                                   ---------         ---------

     Total assets                                                                  $  38,505         $  36,509
                                                                                   =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $   2,141         $   1,166
   Accrued interest payable                                                              421               421
   Other accrued expenses                                                              2,422             1,577
                                                                                   ---------         ---------
     Total current liabilities                                                         4,984             3,164

LONG-TERM DEBT                                                                        28,060            28,060
                                                                                   ---------         ---------

     Total liabilities                                                                33,044            31,224

STOCKHOLDER'S EQUITY:
   Common stock, no par value, 1,000,000 shares authorized,
     1 share issued and outstanding                                                    -                 -
   Additional paid-in capital                                                          2,266             2,266
   Retained earnings                                                                   3,195             3,019
                                                                                   ---------         ---------
     Total stockholder's equity                                                        5,461             5,285
                                                                                   ---------         ---------

     Total liabilities and stockholder's equity                                    $  38,505         $  36,509
                                                                                   =========         =========

   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                                     December 31,
                                                                     ------------------------------------------
                                                                        1997             1998            1999
                                                                     ---------        ---------       ---------
REVENUES                                                             $  18,892        $  21,521       $  18,547

COST OF SERVICES AND PRODUCTS SOLD                                      12,868           12,031          10,106
                                                                     ---------        ---------       ---------

         Gross profit                                                    6,024            9,490           8,441

ADMINISTRATIVE EXPENSES                                                  2,054            2,775           5,102
                                                                     ---------        ---------       ---------

         Operating income                                                3,970            6,715           3,339

INTEREST EXPENSE                                                         3,507            3,506           3,536

INTEREST INCOME                                                             28              104             118
                                                                     ---------        ---------       ---------

         Income (loss) before provision for income taxes                   491            3,313             (79)

PROVISION FOR INCOME TAXES                                                 247             -                 97
                                                                     ---------        ---------       ---------

         Net income (loss) available to common stockholder                 244            3,313            (176)

RETAINED EARNINGS (DEFICIT),
   beginning of year                                                      (362)            (118)          3,195
                                                                     ---------        ---------       ---------

RETAINED EARNINGS (DEFICIT),
   end of year                                                       $    (118)       $   3,195       $   3,019
                                                                     =========        =========       =========

   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        December 31,
                                                                          ----------------------------------------
                                                                           1997            1998             1999
                                                                          --------       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) available to common stockholder                       $   244       $   3,313        $    (176)
   Adjustments to reconcile net income (loss) available to
     common stockholder to net cash provided by (used
     in) operating activities-
       Depreciation and amortization                                         1,533           1,837            1,698
       Provision for bad debts                                                 -              -                  15
       Increase in accounts receivable - trade                                 -               (31)            (608)
       Increase in other accounts receivables                                 (459)           (251)            (620)
       Decrease in inventory                                                   624             210              243
       (Increase) decrease in prepaid expense                                   10               3             (201)
       (Increase) decrease in other noncurrent assets                            1               4              (29)
       Increase (decrease) in accounts payable                                  90           1,363             (975)
       Increase (decrease) in accrued expenses                                 (99)            500             (848)
       Increase (decrease) in payable to affiliates                            288            (996)            (681)
                                                                           -------       ---------        ---------
         Net cash provided by (used in) operating activities                 2,232           5,952           (2,182)
                                                                           -------       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                         (954)         (1,305)          (2,018)
   Proceeds from sale of property and equipment                                -               118             -
   Accrued transaction costs and purchase price adjustments                 (2,488)          -                 -
                                                                           -------       ---------        ---------
     Net cash used in investing activities                                  (3,442)         (1,187)          (2,018)
                                                                           -------       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in advances from affiliates                           1,597          (1,597)           -
                                                                         ---------       ---------        ---------
     Net cash provided by (used in)  financing activities                    1,597          (1,597)           -
                                                                         ---------       ---------        ---------

       Increase (decrease) in cash and cash equivalents                        387           3,168           (4,200)

CASH AND CASH EQUIVALENTS, at beginning of year                                854           1,241            4,409
                                                                         ---------       ---------        ---------

CASH AND CASH EQUIVALENTS, at end of year                                $   1,241       $   4,409        $     209
                                                                         =========       =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid for taxes                                                 $     124       $      65        $     162
                                                                         =========       =========        =========
     Cash paid for interest                                              $   3,187       $   3,315        $   3,345
                                                                         =========       =========        =========

   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.       ORGANIZATION AND OPERATIONS

         The consolidated financial statements are presented in United States dollars and include the accounts of Statia Terminals Canada, Incorporated (incorporated in Nova Scotia, Canada, "Statia Canada") and Point Tupper Marine Services Limited (incorporated in Nova Scotia, Canada) (collectively the "Company"). The Company is an indirect wholly owned subsidiary of Statia Terminals International N.V., (incorporated in the Netherlands Antilles, the "Parent"). The Parent is a wholly owned subsidiary of Statia Terminals Group N.V. (incorporated in the Netherlands Antilles, "Group"). Significant intercompany balances and transactions have been eliminated.

         The Company owns and operates petroleum blending, transshipment and storage facilities located near Port Hawkesbury, Nova Scotia, Canada. The Company's terminaling services are furnished to some of the world's largest producers of crude oil, integrated oil companies, oil refiners, traders and petrochemical companies. In addition, the Company provides a variety of related terminal services including the supplying of bunker fuels for vessels, spill response, brokering of product trades and ship services. An affiliate of the Company provides administrative services for the Company from its office in Deerfield Beach, Florida.

         Prior to January 12, 1996, Statia Terminals Point Tupper, Inc. (incorporated in Nova Scotia, Canada) and its commonly owned affiliate, Point Tupper Marine Services Limited (incorporated in Nova Scotia, Canada) (collectively the "Predecessor Company") were subsidiaries of Statia Terminals, Inc. ("STI"), which was wholly owned by CBI Industries, Inc. ("CBI"). On January 12, 1996, pursuant to the Merger Agreement dated December 22, 1995 (the "Merger"), CBI became a wholly owned subsidiary of Praxair, Inc. ("Praxair"). This Merger transaction was reflected in the Predecessor Company's combined financial statements as a purchase effective January 1, 1996.

         On November 27, 1996 ("Inception"), the Parent acquired from Praxair all of the outstanding capital stock of the Predecessor Company and certain of its affiliates (the "Castle Harlan Acquisition"). The Parent was formed by Castle Harlan Partners II L.P., a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank, members of management of the Parent and others to facilitate the Castle Harlan Acquisition. In connection with the Castle Harlan Acquisition on November 27, 1996, Statia Terminals Point Tupper, Inc. amalgamated with Statia Canada. The portion of the adjusted purchase price paid to Praxair for the capital stock of the Company was $27,665. The Castle Harlan Acquisition was paid for primarily with funds received by Statia Canada from the issuance of the 11-3/4% First Mortgage Notes (the "Notes") described in Note 4. The assets of Statia Canada are pledged as collateral to secure these Notes. The Castle Harlan Acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to assets and liabilities of the Company based on their fair value as of the date of the Castle Harlan Acquisition. No portion of the purchase price of the Company was allocated to intangible assets since the fair value of the tangible assets exceeded the purchase price.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

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

         In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.

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

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

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

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company continually evaluates factors, events and circumstances which include, but are not limited to, its historical and projected operating performance, specific industry trends and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow over the remaining lives of the long-lived assets in measuring their recoverability. The Company measures an asset impairment loss as the amount by which the carrying amount exceeds the fair market value of the asset.

     OTHER NONCURRENT ASSETS

         Other noncurrent assets primarily consist of deferred financing costs in the amounts of $937 and $746 as of December 31, 1998 and 1999, respectively. The deferred financing costs related to establishing debt obligations are amortized ratably over the life of the underlying obligation. Debt cost amortization expense was $191 for the years ended December 31, 1997, 1998 and 1999, respectively.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

     INCOME TAXES

         The Company determines its tax provision and deferred tax balances in compliance with SFAS No. 109, "Accounting for Income Taxes." Under this approach, the provision for income taxes represents income taxes paid or payable for the current year adjusted for the change in deferred taxes during the year. Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement bases and the tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

     COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The following types of items are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments and unrealized gain/loss on securities available for sale. For all periods presented herein, there were no differences between net income and comprehensive income.

     SEGMENT INFORMATION

         The Company discloses information regarding its operating segments pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas, and major customers.

     RECLASSIFICATIONS

         Certain reclassifications were made to the 1997 and 1998 financial statements in order to conform to the 1999 presentation.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

3.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following as of December 31:

                                                                                          Useful Lives
                                                             1998             1999           In Years
                                                          --------          --------       ------------
         Land                                             $    247          $    247
         Land improvements                                      52                52           5 - 20
         Buildings and improvements                             89               120          20 - 40
         Plant machinery and terminals                      22,661            23,161           4 - 40
         Mooring facilities and marine equipment             6,434             6,809           4 - 40
         Field and office equipment                            445               499           3 - 15
         Spare parts                                            54                56
         Capital projects in process                         1,138             2,196
                                                          --------          --------

         Total property and equipment, at cost              31,120            33,140
         Less accumulated depreciation                       2,928             4,435
                                                          --------          --------

            Property and equipment, net                   $ 28,192          $ 28,705
                                                          ========          ========

4.       DEBT

         The 11 3/4% First Mortgage Notes (the "Notes") due November 15, 2003 were issued by the Parent and Statia Canada (the "Issuers") on November 27, 1996, in connection with the Castle Harlan Acquisition and pay interest on May 15 and November 15 of each year. The Notes are redeemable, in whole or in part, at the option of the Issuers at any time on or after November 15, 2000, at the following redemption prices (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated. Statia Canada may also forego the redemption process and repurchase Notes in the open market on or after November 15, 2000.

                                           OPTIONAL
                  YEAR                 REDEMPTION PRICE
                  ----                 ----------------

                  2000                     105.875%
                  2001                     102.938%
                  2002                     100.000%

         Notwithstanding the foregoing, any time on or prior to November 15, 1999, the Issuers were allowed to redeem or repurchase up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more equity offerings, plus accrued and unpaid interest, if any, to the date of redemption or repurchase, provided that after giving effect to such redemption or repurchase, at least 65% of the aggregate principal amount of the Notes would remain outstanding.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

         The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of the Parent other than Statia Canada, which is a co-obligor on the Notes. The Notes are also subject to certain financial covenants as set forth in the Indenture, the most restrictive of which include, but are not limited to the following: (i) a consolidated fixed charge ratio for the prior four full fiscal quarters of at least 2.0 to 1, which, if met, will permit Statia Canada to make additional borrowings above the Company's revolving credit facility discussed below, (ii) other limitations on indebtedness and (iii) restrictions on certain payments. In addition, the Notes place restrictions on the Parent's ability to pay dividends, other than in certain circumstances as defined in the Indenture. Except with the occurrence of an event of default, Statia Canada has no restrictions upon transfers of funds in the form of dividends, loans or cash advances. The Issuers are in compliance with the financial covenants set forth in the Indenture. The Issuers have not met the minimum consolidated fixed charge coverage ratio for certain periods which would have prevented the Company from making additional borrowings above the revolving credit facility discussed below.

         The Company has a revolving credit facility (the "Credit Facility") which allows the Company to borrow up to $5,000 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of 0.375% per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5% (9.0% at December 31, 1999). The Credit Facility constitutes senior indebtedness of the Company and is secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial covenants. The Credit Facility does not restrict the Company from transferring funds to its Parent or the Parent's subsidiary in the form of dividends, loans or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to the Parent. The Credit Facility expires on November 27, 2000. At December 31, 1998 and 1999, the Company had approximately $976 and $832, respectively, available for borrowing under the Credit Facility as limited by the borrowing base computation and had no outstanding balance.

5.       INCOME TAXES

         The Company is subject to a federal large corporation tax based on 0.225% of the Company's total equity. As of April 1, 1997, Nova Scotia enacted a provincial capital tax based on 0.25% of the Company's total equity (prorated to 0.1888% for the 1997 calendar year). The Company has benefited from investment tax credit carryforwards and net operating tax losses which expire in various amounts through 2003 and 2005, respectively. The net operating tax loss carryforwards available to offset Canadian taxable income at December 31, 1998 and 1999 were $55,097 and $50,891, respectively. The investment tax credit carryforward available to reduce Canadian income taxes was $7,302 and $7,211 at December 31, 1998 and 1999, respectively. The Company has provided a full valuation allowance against the tax assets resulting from these net operating tax loss and investment tax credit carryforwards because it is not certain that the deferred tax assets will be utilized in the future.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

6.       RELATED PARTY TRANSACTIONS

         As a wholly owned subsidiary, the Company engages in various related party transactions with the Parent and its subsidiaries. The unpaid portion of these transactions is included in the intercompany balance.

         The Parent and its subsidiaries directly and indirectly allocate certain corporate, operating and administrative expenses and services to the Company, including certain legal services, risk management, tax services, employee benefit administration, cash management and other services and certain depreciation and amortization expenses. For the years ended December 31, 1997, 1998 and 1999, $2,054, $2,775 and $3,587, respectively, were incurred for these services.

         On April 28, 1999, Group completed its initial public equity offering of 7.6 million Class A common shares. In connection with this transaction, the Company was allocated $1,515 of administrative expenses.

7.    COMMITMENT AND CONTINGENCIES

     ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         In connection with the Castle Harlan Acquisition, studies were undertaken by and for Praxair to identify potential environmental, health, and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper, Nova Scotia, Canada facility. Praxair has agreed to pay for certain of these environmental costs subject to certain limitations. Praxair has paid approximately $3,906 during the period from November 27, 1996 to December 31, 1999 related to such costs. Based on investigations conducted and information available to date, the potential cost of additional remediation and compliance is estimated at $13,000, substantially all of which the Company believes is the responsibility of Praxair per the Castle Harlan Acquisition agreement. The Company believes that environmental, health and safety costs will not have a material adverse effect on the Company's financial position, cash flows or results of operations, subject to reimbursements from Praxair.

         The Company has also identified certain other environmental, health and safety costs not covered by the agreement with Praxair for which $1,250 were accrued in 1996 in conjunction with the Castle Harlan Acquisition. Through December 31, 1999, $32 of this amount had been expended.

     LITIGATION

         The Company is involved in various claims and litigation arising in the normal course of its business. Based upon analysis of legal matters and discussions with legal counsel, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

     OTHER ACCRUED EXPENSES

         A summary of other accrued expenses consists of the following as of December 31:

                                                         1998            1999
                                                       ---------       ---------
     Personnel and related costs                       $     258       $      79
     Professional fees                                       264             104
     Environmental expenses                                1,240           1,208
     Other                                                   660             186
                                                       ---------       ---------
                                                       $   2,422       $   1,577
                                                       =========       =========

10.      SEGMENT INFORMATION

         The Company is organized around several different factors, the most significant of which is services and products. The Company's primary services and products are terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response and other terminal services) and product sales.

         The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each segment are earnings before interest expense, interest income, income taxes, depreciation, amortization, and certain non-recurring income and expenses ("Adjusted EBITDA") and earnings before interest expense, interest income, income taxes and certain non-recurring income and expenses ("Adjusted EBIT").

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:

                                                                  For the Years Ended December 31,
                                                              -----------------------------------------
                                                                  1997          1998          1999
                                                              ------------- ------------- -------------
REVENUES:
   Terminaling services                                        $   15,566    $   20,640    $   18,300
   Product sales                                                    3,326           881           247
                                                              ------------- ------------- -------------
     Total                                                     $   18,892    $   21,521    $   18,547
                                                              ============= ============= =============

ADJUSTED EBITDA:
   Terminaling services                                        $    5,195    $    8,428    $    6,564
   Product sales                                                      145            37           (85)
                                                              ------------- ------------- -------------
     Total                                                     $    5,340    $    8,465    $    6,479
                                                              ============= ============= =============

DEPRECIATION AND AMORTIZATION EXPENSE:
   Terminaling services                                        $    1,514    $    1,819    $    1,678
   Product sales                                                       19            18            20
                                                              ------------- ------------- -------------
     Total                                                     $    1,533    $    1,837    $    1,698
                                                              ============= ============= =============

ADJUSTED EBIT:
   Terminaling services                                        $    3,681    $    6,609    $    4,886
   Product sales                                                      126            19          (105)
                                                              ------------- ------------- -------------
     Total                                                     $    3,807    $    6,628    $    4,781
                                                              ============= ============= =============

CAPITAL EXPENDITURES:
   Terminaling services                                        $      954    $    1,305    $    2,018
   Product sales                                                   -             -             -
                                                              ------------- ------------- -------------
     Total                                                     $      954    $    1,305    $    2,018
                                                              ============= ============= =============

                                                                                  December 31,
                                                                            --------------------------
                                                                               1998           1999
                                                                            -----------    -----------
ASSETS:
Terminaling services                                                        $    29,095    $    30,201
Product sales                                                                       323             81
Unallocated assets                                                                9,087          6,227
                                                                            -----------    -----------
   Total assets                                                             $    38,505    $    36,509
                                                                            ===========    ===========

         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for income taxes is as follows:

                                                                      For the Years Ended December 31,
                                                                  -----------------------------------------
                                                                      1997          1998          1999
                                                                  ------------- ------------- -------------

Adjusted EBIT                                                      $   3,807     $   6,628     $   4,781
Interest expense excluding debt cost amortization expense             (3,316)       (3,315)       (3,345)
Unallocated administrative expense                                      -             -           (1,515)
                                                                  ------------- ------------- -------------
   Income (loss) before provision for income taxes                 $     491     $   3,313     $     (79)
                                                                  ============= ============= =============

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

     SIGNIFICANT CUSTOMERS

         The Company presently has a long-term storage and throughput contract with a subsidiary of Tosco Corporation which expires in 2004. The Company also derives revenues from an affiliate of Tosco as an indirect result of this storage and throughput agreement. The Company derives revenues from parties unaffiliated with Tosco, because of the movement of Tosco products through the Company's terminal.

         The following table sets forth such revenues as a percentage of our total revenue.

                                                                         For the Years Ended December 31,
                                                                       ------------------------------------
                                                                          1997        1998        1999
                                                                       ----------- ----------- ------------
   Storage and throughput contract and related indirect revenues          52.1%       45.2%        46.0%
   Unaffiliated third parties                                             29.3%       12.0%         8.5%
   Bunker sales                                                            0.6%        0.0%         0.0%
                                                                       ----------- ----------- ------------
     Total                                                                82.0%       57.2%        54.5%
                                                                       =========== =========== ============

         During the year ended December 31, 1999, two other customers accounted for 15.2% and 13.0% of the Company's total revenues, respectively. No other customer accounted for more than 10% of the Company's total revenues in 1997, 1998 or 1999.

         Although the Company has a long-standing relationship and long-term contract with Tosco, if such long-term contract were not renewed or replaced at the end of its term, or if the Company otherwise lost any significant portion of its revenues from this customer, such non-renewal/replacement or loss could have a material adverse effect on the Company's business or financial condition. The Company also has long-term contracts with other key customers, and there can be no assurance that these contracts will be renewed at the end of their terms or that the Company will be able to enter into other long-term contracts on terms favorable to it, or at all.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          STATIA TERMINALS INTERNATIONAL N.V.

                          By:      /S/ JAMES G. CAMERON
                                   --------------------
                                    James G. Cameron
                                    Managing Director
                                    March 31, 2000

                          By:      /S/ JAMES F. BRENNER
                                   --------------------
                                    James F. Brenner
                                    Vice President and Treasurer
                                    March 31, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          By:      /S/ JAMES G. CAMERON
                                   --------------------
                                   James G. Cameron
                                   Managing Director
                                   (Principal Executive Officer)
                                   March 31, 2000

                          By:      /S/ JOHN K. CASTLE
                                   ------------------
                                   John K. Castle
                                   Managing Director
                                   March 31, 2000

                          By:      /S/ DAVID B. PITTAWAY
                                   ---------------------
                                   David B. Pittaway
                                   Managing Director
                                   March 31, 2000

                          By:      /S/ JUSTIN B. WENDER
                                   --------------------
                                   Justin B. Wender
                                   Managing Director
                                   March 31, 2000

                          By:      /S/ JAMES F. BRENNER
                                   --------------------
                                   James F. Brenner
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)
                                   March 31, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      STATIA TERMINALS CANADA, INCORPORATED

                      By:      /S/ PAUL R. CRISSMAN
                               --------------------
                               Paul R. Crissman
                               Director and President
                               March 31, 2000

                      By:      /S/ JAMES F. BRENNER
                               --------------------
                               James F. Brenner
                               Vice President-Finance
                               March 31, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       By:      /S/ PAUL R. CRISSMAN
                                --------------------
                                Paul R. Crissman
                                Director and President
                                (Principal Executive Officer)
                                March 31, 2000


                       By:      /S/ CLARENCE W. BROWN
                                ---------------------
                                Clarence W. Brown
                                Director
                                March 31, 2000

                       By:      /S/ JAMES G. CAMERON
                                --------------------
                                James G. Cameron
                                Director
                                March 31, 2000

                       By:      /S/ JAMES F. BRENNER
                                --------------------
                                James F. Brenner
                                Vice President-Finance
                                (Principal Financial and Accounting Officer)
                                March 31, 2000

                                 EXHIBITS INDEX

        Exhibit
        Number                                                   Description
        ------                                                   -----------
3.1**                    Articles of incorporation of Statia Terminals International N.V.
3.2**                    Memorandum and articles of association of Statia Terminals Canada, Incorporated
3.3**                    Order of the Supreme Court of Nova Scotia  approving  the  Amalgamation  Agreement  between
                         Statia Terminals Canada,  Incorporated and Statia Terminals Point Tupper, Inc. filed at the
                         Registry of Joint Stock Companies at Halifax, Nova Scotia.
4.1**                    Indenture,  dated as of November  27,  1996,  among Statia  Terminals  International  N.V.,
                         Statia Terminals Canada,  Incorporated,  as Issuers, and Statia Terminals Corporation N.V.,
                         Statia Terminals  Delaware,  Inc.,  Statia  Terminals,  Inc., Statia Terminals N.V., Statia
                         Delaware Holdco II, Inc., Saba  Trustcompany  N.V.,  Bicen  Development  Corporation  N.V.,
                         Statia Terminals Southwest,  Inc., W.P. Company,  Inc., Seven Seas Steamship Company, Inc.,
                         Seven Seas Steamship  Company (Sint Eustatius) N.V., Point Tupper Marine Services  Limited,
                         Statia  Laboratory  Services  N.V.,  Statia  Tugs  N.V.   (collectively,   the  "Subsidiary
                         Guarantors") and Marine Midland Bank.
4.1a******               First Amendment, dated as of August 14, 1997, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals
                         Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary
                         Guarantors named therein and Marine Midland Bank.

4.1b****                 Second Amendment, dated as of February 25, 1998, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals
                         Canada, Incorporated, a corporation organized under the laws of Nova Scotia,
                         Canada, the Subsidiary Guarantors named therein and Marine Midland Bank.
4.1c*                    Third Amendment, dated as of July 29, 1998, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals
                         Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary
                         Guarantors named therein and Marine Midland Bank.
4.1d*******              Fourth Amendment of Indenture and Consent Under Securities Pledge Agreement, dated April 26, 1999.
4.2**                    Form of Guarantee of shares issued pursuant to the Indenture (included in Exhibit 4.1 hereto).
4.3********              Guarantee  issued  pursuant to the  Indenture,  dated as of June 28,  1999,  made by Statia
                         Terminals Antilles N.V.
4.4**                    Share Pledge  Agreement,  dated as of November 27, 1996,  by and between  Statia  Terminals
                         International N.V. and Marine Midland Bank.
4.5*                     Amendment,  dated as of December 18, 1998,  by and among Statia  Terminals  Delaware  N.V.,
                         Marine Midland Bank and Statia Terminals Delaware Inc. to Share Pledge Agreement,  dated as of November 27, 1996 by and between Statia Terminals  International N.V. and Marine Midland
                         Bank.
4.6**                    Share Pledge  Agreement,  dated as of November 27, 1996,  by and between  Statia  Terminals
                         N.V. and Marine Midland Bank.

4.7**                    Share Pledge  Agreement,  dated as of November 27, 1996,  by and between  Statia  Terminals
                         Corporation N.V. and Marine Midland Bank.
4.8**                    Share Pledge Agreement,  dated as of November 27, 1996, by and between Seven Seas Steamship
                         Company, Inc. and Marine Midland Bank.
4.9********              Share Pledge Agreement,  dated as of June 28, 1999, by and among Statia Terminals  Antilles
                         N.V., Statia Terminals  Delaware,  Inc. and HSBC Bank USA (formerly known as Marine Midland
                         Bank).
4.10********             Amendment  to Share Pledge  Agreement,  dated as of June 28,  1999,  by and between  Statia
                         Terminals International N.V. and HSBC Bank USA (formerly known as Marine Midland Bank).
4.11**                   Fiduciary  Transfer of Tangible  Assets  Agreement,  dated as of November 27, 1996,  by and between Statia Terminals N.V., Saba Trustcompany N.V., Bicen Development  Corporation N.V.,
                         Statia  Laboratory  Services N.V.,  Statia Tugs N.V.,  Seven Seas  Steamship  Company (Sint
                         Eustatius) N.V. and Marine Midland Bank.
4.12**                   Fiduciary Assignment of Intangible Assets Agreement,  dated as of November 27, 1996, by and between Statia Terminals  International  N.V.,  Statia Terminals  Corporation  N.V., Statia
                         Terminals  N.V.,  Saba  Trustcompany  N.V.,  Bicen  Development  Corporation  N.V.,  Statia
                         Laboratory  Services N.V., Seven Seas Steamship  Company (Sint Eustatius) N.V., Statia Tugs
                         N.V. and Marine Midland Bank.
4.13**                   Deed of  Mortgage,  dated as of November  27, 1996,  by and among  Statia  Terminals  N.V.,
                         Statia Laboratory  Services N.V., Saba Trustcompany N.V. and Bicen Development  Corporation
                         N.V. as mortgagors and Marine Midland Bank as mortgagee.
4.14**                   Fixed  and  Floating  Charge  Debenture,  made as of  November  27,  1996,  between  Statia
                         Terminals Canada, Incorporated and Marine Midland Bank.
4.15**                   Debenture  Delivery  Agreement,  dated as of November 27, 1996,  between  Statia  Terminals
                         Canada, Incorporated and Marine Midland Bank.
4.16**                   Shares Pledge  Agreement,  made as of November 27, 1996,  between Statia Terminals  Canada,
                         Incorporated and Marine Midland Bank.
4.17**                   Shares  Pledge  Agreement,  dated  as  of  November  27,  1996,  between  Statia  Terminals
                         Corporation N.V. and Marine Midland Bank.
4.18**                   Debt  Allocation  Agreement,  dated as of  November  27,  1996,  between  Statia  Terminals
                         International N.V. and Statia Terminals Canada, Incorporated.
4.19**                   United States Shares Pledge and Security  Agreement,  dated as of November 27, 1996, by and among Statia  Terminals  International  N.V.,  Statia Delaware Holdco II, Statia  Terminals
                         Delaware, Inc., Statia Terminals, Inc., W.P. Company, Inc. and Marine Midland Bank.
4.20*                    Form of  Registration  Rights  Agreement  between  Statia  Terminals  Group N.V. and Statia
                         Terminals Holdings N.V.
10.1**                   Storage  and  Throughput  Agreement,  dated  as of May 6,  1993  ("Storage  and  Throughput
                         Agreement").
10.2**                   Marine Fuel Agreement, dated as of May 6, 1993 ("Marine Fuel Agreement").
10.3**                   Amendment,  dated as of January 1, 1996 to (i) the Storage  and  Throughput  Agreement  and
                         (ii) the Marine Fuel Agreement.
10.3a*                   Amendment, dated as of December 27, 1996 to (i) the
                         Storage and Throughput Agreement and (ii) the Marine
                         Fuel Agreement for the year ended December 31, 1997.

10.3b*                   Amendment, dated as of December 28, 1997 to (i) the
                         Storage and Throughput Agreement and (ii) the Marine
                         Fuel Agreement for the year ended December 31, 1998.
10.3c*                   Amendment, dated February 26, 1999 to (i) the Storage
                         and Throughput Agreement and (ii) the Marine Fuel
                         Agreement for the years ended December 31, 2000.
10.4**                   Storage and Throughput Agreement, dated as of August 20, 1993.
10.4**                   Storage  and  Throughput  Agreement,  dated as of August  20,  1993.Amendment,  dated as of
                         October 1999 to the Storage and Throughput Agreement.
10.4a+                   Amendment, dated as of October 1999 to the Storage and Throughput Agreement.
10.5**                   Storage and Throughput Agreement, dated as of August 1, 1994.
10.5a*****               Amendment, dated as of March 23, 1999 to the Storage and Throughput Agreement.
10.6*******              Amended and  restated  Employment  Agreement,  effective  April 28,  1999,  between  Statia
                         Terminals Group N.V., Statia Terminals, Inc. and James G. Cameron.
10.7*******              Amended and  restated  Employment  Agreement,  effective  April 28,  1999,  between  Statia
                         Terminals Group N.V., Statia Terminals, Inc. and Thomas M. Thompson, Jr.
10.8*******              Amended and  restated  Employment  Agreement,  effective  April 28,  1999,  between  Statia
                         Terminals Group N.V., Statia Terminals, Inc. and Robert R. Russo.
10.9*******              Amended and  restated  Employment  Agreement,  effective  April 28,  1999,  between  Statia
                         Terminals Group N.V., Statia Terminals, Inc. and John D. Franklin.
10.10*******             Amended and  restated  Employment  Agreement,  effective  April 28,  1999,  between  Statia
                         Terminals Group N.V., Statia Terminals, Inc. and James F. Brenner.
10.11*******             Amended and  restated  Employment  Agreement,  effective  April 28,  1999,  between  Statia
                         Terminals Group N.V., Statia Terminals, Inc. and Jack R. Pine.
10.12**                  Loan and  Share  Agreement,  dated as of  November  27,  1996  between  Congress  Financial
                         Corporation (Florida) and Statia Terminals N.V.
10.13**                  Loan Agreement, dated as of November 27, 1996, by and
                         among Congress Financial Corporation (Canada), Statia
                         Terminals Canada, Incorporated and Point Tupper Marine
                         Services Limited.
10.14****                1997 Stock Option Plan with Award Agreements.
10.15*                   Form of 1999 Share Option Plan. Subsidiaries of the Registrant.
21.1                     Subsidiaries of the Registrants (for electronic filing only).
27.1                     Financial Data Schedule for Statia  Terminals  International  N.V. (for  electronic  filing only).
27.1                     Financial Data Schedule for Statia Terminals  Canada,  Incorporated  (for electronic filing only).

* Incorporated by reference to our Registration Statement on Form S-1, dated February 12, 1999, and amendments thereto filed with the U.S. Securities and Exchange Commission (Registration Statement No. 333-72317), which became effective on April 26, 1999.

** Incorporated by reference to the Registration Statement of Statia Terminals International N.V. and Statia Terminals Canada, Incorporated on Form S-4, dated December 20, 1996, and amendments thereto filed with the U.S. Securities and Exchange Commission (Registration Statement No. 333-18455), which became effective on February 14, 1997.

*** Incorporated by reference to the December 31, 1996 Form 10-K of Statia Terminals International N.V. and Statia Terminals Canada, Incorporated, dated May 13, 1997.

**** Incorporated by reference to the December 31, 1997 Form 10-K of Statia Terminals International N.V. and Statia Terminals Canada, Incorporated, dated March 31, 1998.

***** Incorporated by reference to the December 31, 1998 10-K of Statia Terminals International N.V. and Statia Terminals Canada, Incorporated, dated March 31, 1999.

****** Incorporated by reference to the September 30, 1997 Form 10-Q of Statia Terminals International N.V. and Statia Terminals Canada, Incorporated, dated November 14, 1997.

******* Incorporated by reference to our March 31, 1999 Form 10-Q, dated May 13, 1999.

******** Incorporated by reference to our June 30, 1999 Form 10-Q, dated August
         12, 1999.

********* Incorporated by reference to our September 30, 1999 Form 10-Q, dated
         November 15, 1999.

+ Incorporated by reference to the December 31, 1999 form 10-K of Statia Terminals Group N.V., dated March 17, 2000.