Form 10-Q
period 2000-03-31
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 2000-05-15
CIK 1029101, 1029102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

                             COMMISSION FILE NUMBER
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

                              C/O COVENANT MANAGERS
                                L.B. SMITHPLEIN 3
                          CURACAO, NETHERLANDS ANTILLES
                              (011) (599-9) 4623700

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

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                                             Page No.
                                                                                             --------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
             Consolidated Condensed Balance Sheets                                               1
             Consolidated Condensed Statements of Income (Loss)                                  2
             Consolidated Condensed Statements of Cash Flows                                     3
             Notes to Consolidated Condensed Financial Statements                                4
Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                              10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             18

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      19
Item 2.  Changes in Securities and Use of Proceeds                                              19
Item 3.  Defaults Upon Senior Securities                                                        19
Item 4.  Submission of Matters to a Vote of Security Holders                                    19
Item 5.  Other Information                                                                      19
Item 6.  Exhibits and Reports on Form 8-K                                                       19



         THIS QUARTERLY REPORT ON FORM 10-Q (THIS "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2, AND 3 OF PART I HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "BELIEVE," "ANTICIPATE," "EXPECT," "ESTIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND OTHER PETROLEUM PRODUCTS, CHANGES IN THE PETROLEUM TERMINALING INDUSTRY, ADDED COSTS DUE TO CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, THE LOSS OF A MAJOR CUSTOMER OR CUSTOMERS, THE FINANCIAL CONDITION OF OUR CUSTOMERS, INTERRUPTION OF OUR OPERATIONS CAUSED BY ADVERSE WEATHER CONDITIONS, THE CONDITION OF THE U.S. AND CERTAIN FOREIGN ECONOMIES, AND OTHER MATTERS INCLUDED IN THIS REPORT AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                              December 31,         March 31,
                                                                 1999                2000
                                                              ------------        -----------
                                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $   3,632           $   2,695
   Accounts receivable-
      Trade, net                                                  12,957              13,232
      Other                                                        3,704               4,105
   Inventory, net                                                  3,239               2,823
   Prepaid expenses                                                1,723               1,046
                                                               ---------           ---------

           Total current assets                                   25,255              23,901

PROPERTY AND EQUIPMENT, net                                      206,031             200,549

OTHER NONCURRENT ASSETS, net                                       2,985               2,778
                                                               ---------           ---------

           Total assets                                        $ 234,271           $ 227,228
                                                               =========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $  14,098           $  14,424
   Dividend payable to Parent                                      3,750                  --
   Accrued interest payable                                        1,516               4,483
   Other accrued expenses                                          6,219               5,839
                                                               ---------           ---------

           Total current liabilities                              25,583              24,746

LONG-TERM DEBT- 11-3/4% FIRST MORTGAGE NOTES                     101,000             101,000
                                                               ---------           ---------

           Total liabilities                                     126,583             125,746

STOCKHOLDER'S EQUITY:
   Common stock                                                        6                   6
   Additional paid-in capital                                    126,090             126,090
   Accumulated deficit                                           (18,408)            (24,614)
                                                               ---------           ---------
           Total stockholder's equity                            107,688             101,482
                                                               ---------           ---------

           Total liabilities and stockholder's equity          $ 234,271           $ 227,228
                                                               =========           =========



        The accompanying notes are an integral part of these consolidated condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                               For the Three Months Ended
                                                                        March 31,
                                                                       (Unaudited)
                                                                --------------------------
                                                                  1999              2000
                                                                --------          --------
REVENUES                                                        $ 37,415          $ 42,305

COSTS OF SERVICES AND PRODUCTS SOLD                               28,600            38,232
                                                                --------          --------

      Gross profit                                                 8,815             4,073

ADMINISTRATIVE EXPENSES                                            2,125             2,161

SPECIAL COMPENSATION EXPENSE                                       1,947                --
                                                                --------          --------

        Operating income                                           4,743             1,912

INTEREST EXPENSE                                                   4,202             3,168

INTEREST INCOME                                                      175                21
                                                                --------          --------

      Income (loss) before provision for income taxes                716            (1,235)

PROVISION FOR INCOME TAXES                                           254               264
                                                                --------          --------

     Net income (loss) available to common stockholder          $    462          $ (1,499)
                                                                ========          ========




        The accompanying notes are an integral part of these consolidated condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                      For the Three Months Ended
                                                                                              March 31,
                                                                                      ---------------------------
                                                                                        1999             2000
                                                                                      --------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) available to common stockholder                                 $    462         $ (1,499)
    Adjustments to reconcile net income (loss) available to common stockholder to net cash provided by operating activities:
        Depreciation, amortization and non-cash charges                                  2,956            3,704
        Increase in accounts receivable-trade                                           (1,335)            (275)
        (Increase) decrease in other receivables                                           717             (401)
        Decrease in inventory                                                            3,079              416
        (Increase) decrease in prepaid expenses                                           (590)             677
        (Increase) decrease in other non-current assets                                    (44)              37
        Increase (decrease) in accounts payable                                           (912)             326
        Increase in accrued expenses                                                     4,259            2,587
                                                                                      --------         --------

            Net cash provided by operating activities                                    8,592            5,572
                                                                                      --------         --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
        Purchases of property and equipment                                             (2,008)          (2,759)
        Proceeds from sale of property and equipment                                        15               --
                                                                                      --------         --------

            Net cash used in investing activities                                       (1,993)          (2,759)
                                                                                      --------         --------

CASH FLOWS USED IN FINANCING ACTIVITIES:
        Dividends paid to Parent                                                            --           (3,750)
                                                                                      --------         --------

            Net cash used in financing activities                                           --           (3,750)
                                                                                      --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         6,599             (937)

CASH AND CASH EQUIVALENTS, beginning of period                                          13,873            3,632
                                                                                      --------         --------

CASH AND CASH EQUIVALENTS, end of period                                              $ 20,472         $  2,695
                                                                                      ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes                                                        $    188         $     94
                                                                                      ========         ========
    Cash paid for interest                                                            $     18         $     31
                                                                                      ========         ========



        The accompanying notes are an integral part of these consolidated condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals International N.V. ("Statia") and Subsidiaries (together with Statia, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at March 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 1999, and 2000. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain reclassifications were made to the 1999 financial statements and notes thereto in order to conform to the 2000 presentation. Additionally, the transactions discussed in note 3 below impacted the Company's results of operations and financial condition, and affect comparability across periods. These financial statements should be read in conjunction with the Form 10-K.

         For all periods presented herein, there were no differences between net income and comprehensive income.

2.  SEGMENT INFORMATION

         The Company is organized around several different factors, the two most significant of which are services and products and geographic location. The Company's primary services and products are terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response and other terminal services) and product sales (such as sales of bunker fuels to ships and other bulk petroleum product sales).

         The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each segment are earnings before interest expense, interest income, income taxes, depreciation, amortization, and certain non-recurring income and expenses ("Adjusted EBITDA") and earnings before interest expense, interest income, income taxes, and certain non-recurring income and expenses ("Adjusted EBIT").

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)


2.  SEGMENT INFORMATION- (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:


                                                                      For the Three Months Ended
                                                                                March 31,
                                                                     ------------------------------
                                                                       1999                 2000
                                                                     ----------           ----------
             REVENUES:
                 Terminaling services                                $   16,628           $   12,430
                 Product sales                                           20,787               29,875
                                                                     ==========           ==========
                     Total                                           $   37,415           $   42,305
                                                                     ==========           ==========

             ADJUSTED EBITDA:
                 Terminaling services                                $    8,523           $    4,059
                 Product sales                                            1,072                1,408
                                                                     ==========           ==========
                     Total                                           $    9,595           $    5,467
                                                                     ==========           ==========

             DEPRECIATION AND AMORTIZATION
                 EXPENSE:
                 Terminaling services                                $    2,586           $    3,385
                 Product sales                                              370                  319
                                                                     ==========           ==========
                     Total                                           $    2,956           $    3,704
                                                                     ==========           ==========

             ADJUSTED EBIT:
                 Terminaling services                                $    5,937           $      674
                 Product sales                                              702                1,089
                                                                     ==========           ==========
                     Total                                           $    6,639           $    1,763
                                                                     ==========           ==========


         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for income taxes is as follows:


                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                      ------------------------------
                                                                        1999                2000
                                                                      ---------           ----------

             Adjusted EBIT                                           $    6,639           $    1,763
             Special compensation expense                                (1,947)                  --
             Interest expense excluding debt
                 amortization expense                                    (3,976)              (2,998)
                                                                      ---------           ----------

             Income (loss) before provision for income
                 taxes                                                $     716           $   (1,235)
                                                                      =========           ==========


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)


3.     SALE OF COMMON STOCK TO PARENT AND RELATED TRANSACTIONS

         As more fully discussed in the Form 10-K, on April 28, 1999, Statia's parent, Statia Terminals Group N.V. (the "Parent"), completed its initial public equity offering of 7.6 million Class A common shares. During the three months ended March 31, 1999, the Company recorded as special compensation expense a bonus in the amount of $1,947 for particular members of the Company's management. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the offering and other past compensation arrangements.

         The following unaudited pro forma consolidated results of operations for the three-month period ended March 31, 1999, were prepared to illustrate the estimated effects of the use of the net proceeds from the Parent's initial public offering of equity and the restructuring as described in the Parent's Registration Statement on Form S-1 (collectively, the "pro forma transactions") as if the pro forma transactions had occurred at the beginning of this period. The unaudited pro forma consolidated condensed results of operations should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and the notes thereto, and the other financial information included in the Parent's Registration Statement on Form S-1 (File No. 333-72317) and the Company's Form 10-K for the year ended December 31, 1999. This pro forma financial information is provided for informational purposes only and does not purport to be indicative of the results of operations which would have been obtained had the pro forma transactions been completed on the dates indicated or results of operations for any future date or period.

                Unaudited Selected Pro forma Consolidated Results

                    For the Three Months Ended March 31, 1999

      REVENUES                                                         $37,415

      OPERATING INCOME                                                   6,690

      NET INCOME AVAILABLE TO COMMON STOCKHOLDER                         3,465


4.     REPLACEMENT OF SINGLE POINT MOORING SYSTEM HOSES

         During the three months ended March 31, 2000, the Company replaced certain large hoses attached to its single point mooring system (the "SPM"). In connection with this hose change-out, the Company adopted the component depreciation method for the SPM and its hoses as of January 1, 2000, which resulted in a change in the estimated useful lives for depreciation purposes for these hoses. As a result, the Company incurred a non-cash charge of $832 to depreciation expense which is included in Costs of Services and Products Sold.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)


5.       DIVIDEND OF M/V STATIA RESPONDER TO PARENT

         During the three months ended March 31, 2000, the ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred to the Parent as a dividend in the amount of $4,707 representing the net book value of the vessel.

6.        STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

         The 11-3/4% First Mortgage Notes (the "Notes") are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of Statia, other than Statia Terminals Canada, Incorporated which is a co-obligor on the Notes. The enforceability of the guarantees may be affected differently under the laws of the applicable jurisdictions. Each of the subsidiary guarantors is, directly or indirectly, wholly-owned by Statia. The following consolidated condensed financial data are presented for Statia Terminals Canada, Incorporated and Subsidiary.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)

6.   STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY - (CONTINUED)


              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                  December 31,      March 31,
                                                                     1999             2000
                                                                  ------------      ---------
                                                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                       $   209          $   879
    Accounts receivable-
        Trade, net                                                    1,496              875
        Other                                                         1,960              831
    Inventory, net                                                       81               67
    Prepaid expenses                                                    255              330
    Receivable from affiliates                                        2,986            4,144
                                                                    -------          -------

            Total current assets                                      6,987            7,126

PROPERTY AND EQUIPMENT, net                                          28,705           28,524

OTHER NONCURRENT ASSETS, net                                            817              735
                                                                    -------          -------

                Total assets                                        $36,509          $36,385
                                                                    =======          =======

LIABILITIES AND STOCKHOLDER'S EQUITY

ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES                      $ 3,164          $ 3,595

LONG-TERM DEBT- 11-3/4% FIRST MORTGAGE NOTES                         28,060           28,060
                                                                    -------          -------

            Total liabilities                                        31,224           31,655

STOCKHOLDER'S EQUITY:
    Common stock and additional paid-in capital                       2,266            2,266
    Retained earnings                                                 3,019            2,464
                                                                    -------          -------

            Total stockholder's equity                                5,285            4,730
                                                                    -------          -------

                Total liabilities and stockholder's equity          $36,509          $36,385
                                                                    =======          =======

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)


6.   STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY - (CONTINUED)

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                                             For the Three Months Ended
                                                                      March 31,
                                                             ------------------------
                                                              1999              2000
                                                             -------          -------
REVENUES                                                     $ 5,117          $ 3,443

COSTS OF SERVICES AND PRODUCTS SOLD                            2,480            2,347
                                                             -------          -------

    Gross profit                                               2,637            1,096

ADMINISTRATIVE EXPENSES                                        1,699              740
                                                             -------          -------

    Operating income                                             938              356

INTEREST EXPENSE                                                 875              876

INTEREST INCOME                                                   55               10
                                                             -------          -------

    Income (loss) before provision for income taxes              118             (510)

PROVISION FOR INCOME TAXES                                        41               45
                                                             -------          -------

     Net income (loss) available to common
     stockholder                                             $    77          $  (555)
                                                             =======          =======


              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        For the Three Months Ended
                                                                 March 31,
                                                        -------------------------
                                                         1999              2000
                                                        -------           -------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $ 2,453           $   864
                                                        -------           -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchases of property and equipment                    (322)             (194)
                                                        -------           -------

        Net cash used in investing activities              (322)             (194)
                                                        -------           -------

INCREASE IN CASH AND CASH EQUIVALENTS                     2,131               670

CASH AND CASH EQUIVALENTS, beginning of period            4,409               209
                                                        -------           -------

CASH AND CASH EQUIVALENTS, end of period                $ 6,540           $   879
                                                        =======           =======



       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals International N.V. and Subsidiaries (the "Company") as of March 31, 2000, and the three month periods ended March 31, 1999, and 2000 included herein. Reference should also be made to the Company's Annual Report on Form 10-K that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated condensed income statements.

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                    For the Three Months Ended March 31,
                                                                ------------------------------------------
                                                                      1999                   2000
                                                                -------------------   --------------------
                                                                            % of                   % of
                                                                 Dollars   Revenues     Dollars   Revenues
                                                                ---------  --------    ---------  --------
Revenues:
    Terminaling services                                        $  16,628     44.4%     $ 12,430     29.4 %
    Product sales                                                  20,787     55.6%       29,875     70.6 %
                                                                ---------  --------    ---------  --------
        Total revenues                                             37,415    100.0%       42,305    100.0 %
 Cost of services and products sold                                28,600     76.4%       38,232     90.4 %
                                                                ---------  --------    ---------  --------
    Gross profit                                                    8,815     23.6%        4,073      9.6 %
 Administrative expenses                                            2,125      5.7%        2,161      5.1 %
 Special compensation expense                                       1,947      5.2%           --       --
                                                                ---------  --------    ---------- --------
    Operating income                                                4,743     12.7%        1,912      4.5 %
 Interest expense                                                   4,202     11.2%        3,168      7.5 %
 Interest income                                                      175      0.4%           21      0.1 %
                                                                 --------  --------    ---------  --------
 Income (loss) before provision for income taxes                      716      1.9%       (1,235)    (2.9)%
 Provision for income taxes                                           254      0.7%          264      0.6 %
                                                                ---------  --------    ---------  --------
    Net income (loss) available to common stockholder            $    462      1.2%     $ (1,499)    (3.5)%
                                                                 ========  ========     ========= =========


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         The following tables set forth, for the periods indicated, (a) the total revenues and total operating income, after allocation of administrative expenses and elimination of certain intercompany transactions, at each of our operating locations and (b) the percentage of such revenue and operating income relative to our total revenue and operating income.

                              REVENUES BY LOCATION
                             (DOLLARS IN THOUSANDS)


                                                                    For the Three Months Ended March 31,
                                                                -------------------------------------------
                                                                        1999                     2000
                                                                -------------------     -------------------
                                                                              % of                    % of
                                                                Dollars       Total      Dollars      Total
                                                                --------      -----     ---------     -----
Netherlands Antilles and the Caribbean                          $ 32,298       86.3%    $  38,876      91.9%
Canada                                                             5,117       13.7%        3,429       8.1%
                                                              ----------    --------    ---------   --------

    Total                                                       $ 37,415      100.0%    $  42,305     100.0%
                                                                ========     =======    =========    =======



                          OPERATING INCOME BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                                    For the Three Months Ended March 31,
                                                                -------------------------------------------
                                                                        1999                     2000
                                                                -------------------     -------------------
                                                                              % of                    % of
                                                                Dollars       Total      Dollars      Total
                                                                --------      -----     ---------     -----
Netherlands Antilles and the Caribbean                          $   3,805      80.2%     $  1,691       88.5%
Canada                                                                938      19.8%          221       11.5%
                                                                ---------    -------     --------     -------

    Total                                                       $   4,743     100.0%     $  1,912      100.0%
                                                                =========    =======     ========     =======

         The following table sets forth, for the periods indicated, total capacity, capacity leased, throughput, and vessel calls for each of our operating locations. "Total capacity" represents the average storage capacity available for lease for a period. "Capacity leased" represents the storage capacity leased to third parties weighted for the number of days leased in the month divided by the capacity available for lease. "Throughput" volume is the total number of inbound barrels discharged from a vessel, tank, rail car or tanker truck, not including across-the-dock or tank-to-tank transfers. A "vessel call" occurs when a vessel docks or anchors at one of our terminal locations in order to load and/or discharge cargo and/or to take on bunker fuel. Such dockage or anchorage is counted as one vessel call regardless of the number of activities carried on by the vessel. A vessel call also occurs when we sell and deliver bunker fuel to a vessel not calling at our terminals for the above purposes. Each of these statistics is a measure of the utilization of our facilities and equipment.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)


                                                                        For the Three Months Ended
                                                                                March 31,
                                                                        --------------------------
                                                                         1999                2000
                                                                        -------            -------
           Netherlands Antilles and the Caribbean
               Total capacity                                           11,334             11,334
               Capacity leased                                             95%                76%
               Throughput                                               16,208             12,280
               Vessel calls                                                262                216

           Canada
               Total capacity                                            7,404              7,404
               Capacity leased                                             96%                59%
               Throughput                                                6,924              8,937
               Vessel calls                                                 17                 21

           All locations
               Total capacity                                           18,738             18,738
               Capacity leased                                             95%                69%
               Throughput                                               23,132             21,217
               Vessel calls                                                279                237


COMPARABILITY

         Our Parent's initial public offering of equity, which closed on April 28, 1999, and the Parent's resultant equity contribution to the Company impacted our results of operations and financial condition. Therefore, our results of operations and financial condition may not be comparable across periods presented herein.

REVENUES

         Total revenues for the three months ended March 31, 2000, were $42.3 million, compared to $37.4 million for the same period of 1999, representing an increase of $4.9 million, or 13.1%.

         Revenues from terminaling services (resulting from revenue from storage, throughput, dock usage, emergency response and other terminal services) for the three months ended March 31, 2000, were $12.4 million, compared to $16.6 million for the same period of 1999, representing a decrease of $4.2 million, or 25.2%. The decrease in terminaling services revenue for the three months ended March 31, 2000, compared to the same period in 1999, we believe, was principally due to the adverse effects of the accord established between many of the oil producing nations, some of whom are our customers, to raise crude oil prices by reducing supply. Members of the accord significantly reduced their production of crude oil during the period from April 1, 1999, through late March 2000 which, in turn, has reduced the worldwide quantity of crude oil and petroleum products in storage. The accord has primarily impacted our terminaling services revenues beginning with the second half of 1999. Despite recent announced increases in crude oil production, substantially all segments of the crude oil and petroleum products markets remain in backwardation.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         For the three months ended March 31, 2000, approximately 83.2% of our tank capacity was leased pursuant to long-term contracts at our St. Eustatius and Point Tupper locations together. Approximately 79.2% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts during the same period.

         Revenues from terminaling services at St. Eustatius decreased approximately $2.6 million, or 22.4%, during the three months ended March 31, 2000, as compared to the first quarter of 1999, due to decreased throughput and a lower percentage capacity leased. Total throughput decreased from 16.2 million barrels during the three months ended March 31, 1999, to 12.3 million barrels during the same period of 2000 due primarily to decreased throughput of crude and fuel oil. Total throughput of crude oil decreased, in part, due to the replacement of large hoses connected to our single point mooring system, a maintenance job which took three weeks to complete.

         For the three months ended March 31, 1999, and 2000, the overall percentage of capacity leased at St. Eustatius was 95% and 76%, respectively. This facility primarily experienced decreases in the percentage of capacity leased for fuel oil tankage. The percentage of capacity leased for fuel oil tankage decreased during the three months ended March 31, 2000, as compared to the same period of 1999 primarily as a result of the effects of the accord, backwardation in this market, and the relative lower pricing of products which compete with fuel oil. Thirty-two fewer cargo vessels called at the St. Eustatius facility during the three months ended March 31, 2000, than during the same period of 1999, resulting in lower revenues from port charges, which consist of dock charges, emergency response fees, and other terminal charges.

         Revenues from terminaling services at Point Tupper decreased approximately $1.6 million, or 31.9%, during the three months ended March 31, 2000, as compared to the same periods of 1999. The decrease is due primarily to a lower percentage capacity leased during the three months ended March 31, 2000. The percentage of tank capacity leased at Point Tupper decreased from 96% for the three months ended March 31, 1999, to 59% for the same period of 2000. These decreases are primarily the result of the decision by a customer of this facility, which is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Partially offsetting reduced storage revenues was revenue from a higher number of barrels throughput by this facility's primary crude oil customer. Four additional cargo vessels called during the three months ended March 31, 2000, as compared to the same period of 1999, which led to a higher number of barrels throughput and revenues from port charges at this facility.

         Revenues from product sales were $29.9 million for the three months ended March 31, 2000, compared to $20.8 million for the same period of 1999, an increase of $9.1 million, or 43.7%. These increases were due to increases in average selling prices partially offset by lower volumes delivered. Average selling prices increased 117.1% when comparing the three months ended March 31, 2000, with the same period of 1999. These changes in average selling prices were primarily the result of changes in the world oil markets which have been significantly influenced by the accord. Metric tons of bunkers and bulk product delivered decreased 33.8% during the three months ended March 31, 2000, as compared to the same period of 1999.

GROSS PROFIT

         Gross profit for the three months ended March 31, 2000, was $4.1 million compared to $8.8 million for the same period of 1999, representing a decrease of $4.7 million, or 53.8%. The decrease in gross profit is primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales. Additionally, during the three months ended March 31, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge of $0.8 million to depreciation expense which is included in Costs of Services and Products Sold.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         Gross profits from terminaling services are generally higher than gross profits from product sales. Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in capacity leased. Additions or reductions in storage, throughput, and ancillary revenues directly impact our gross profit. Costs for the procurement of bunker fuels and bulk petroleum products are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold and volumes delivered.

         At St. Eustatius, we are currently purchasing a majority of the fuel oil necessary to support our bunker sales requirements pursuant to a contract with a major state-owned oil company. This contract became effective in 1993. We are currently operating under a short-term extension to the contract pending completion of discussions with the oil company. The extension expires on June 30, 2000. We anticipate renewal of the supply contract in the near future under terms and conditions comparable to the prior agreement. We believe that suitable alternate sources of supply are available from which we can procure fuel oil should our current contract be interrupted or not be renewed.

ADMINISTRATIVE EXPENSES

         Administrative expenses were $2.2 million for the three months ended March 31, 2000, as compared to $2.1 million for the same period of 1999, representing an increase of $0.1 million or 1.7%.

SPECIAL COMPENSATION EXPENSE

         As more fully discussed in note 3 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, we recorded special compensation expense during the three months ended March 31, 1999, of $1.9 million.

INTEREST EXPENSE

         During the three months ended March 31, 2000, we incurred $3.2 million of interest expense compared to $4.2 million for the same period of 1999. Interest expense includes interest accrued on our first mortgage notes due in 2003, amortization expense related to deferred financing costs, other interest expenses, and bank charges. In May 1999, we repurchased $34.0 million of the first mortgage notes which resulted in lower interest expense on this debt.

PROVISION FOR INCOME TAXES

         Provision for income taxes was $0.3 million for the three months ended March 31, 2000, and 1999.

NET INCOME (LOSS)

         Net loss to common stockholder was $1.5 million for the three months ended March 31, 2000, as compared to net income available to common stockholder of $0.5 million for the same period of 1999. The changes in net income and net loss are attributable to the net effect of the factors discussed above.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $5.6 million and $8.6 million for the three months ended March 31, 2000, and 1999, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges, and changes in various asset and liability accounts.

         At March 31, 2000, we had cash and cash equivalents on hand of $2.7 million compared to $3.6 million at December 31, 1999. Accounts receivable and accounts payable, primarily related to the purchases and sales of petroleum products, were $17.3 million and $14.4 million, respectively, at March 31, 2000, as compared to $16.7 million and $14.1 million, respectively, at December 31, 1999.

CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities consisting primarily of purchases of property and equipment was $2.8 million and $2.0 million for the three months ended March 31, 2000, and 1999, respectively.

CASH FLOW FROM FINANCING ACTIVITIES

         During the three months ended March 31, 2000, we paid $3.8 million to the Parent representing the remaining portion of a dividend declared in December 1999.

         During the three months ended March 31, 2000, the ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred to the Parent as a dividend in the amount of $4.7 million representing the net book value of the vessel. The Company anticipates that it will enter into a charter agreement with a subsidiary of the Parent for use of the vessel.

         On April 28, 1999, the Parent completed its initial public equity offering of 7.6 million shares. The offering price was $20 per share raising gross proceeds to the Parent of $152 million. A portion of the offering proceeds was used by the Parent to purchase additional capital stock of Statia Terminals International amounting to $33.7 million, net of certain expenses of the offering allocated to us. During May 1999, we used the proceeds from the sale of Statia Terminals International's capital stock, along with existing cash, to repurchase in the open market a principal amount of $34 million of the 11-3/4% First Mortgage Notes for $39.5 million, including acquisition costs of $3.7 million.

         As of May 11, 2000, no event of default under the indenture to the first mortgage notes existed and was continuing. The fixed charge coverage ratio as defined in the indenture was less than 2.0 to 1 at March 31, 2000. As a result, we are prevented from making certain restricted payments and incurring certain indebtedness, among other things, until such ratio is at least 2.0 to 1. We are not restricted by this provision of the indenture from borrowing on the revolving credit facility discussed below. Additionally, at March 31, 2000, the sum of our dividends, restricted payments, consolidated net income (deficit), and capital stock proceeds was approximately $13.4 million.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with a defined available borrowing base, which was approximately $11.8 million at March 31, 2000. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (9.5% at May 11, 2000) and will expire on November 27, 2000. From time to time during the three months ended March 31, 2000, we borrowed against the revolving credit facility, and all of such borrowings were repaid by March 31, 2000.

         We currently believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of the first mortgage notes, to fund working capital needs, capital expenditures, other operating requirements (including any expenditures required by applicable environmental laws and regulations), and service debt. Our operating performance and ability to service or refinance the first mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to financial, business, and other factors many of which are beyond our control. We can give no assurances that our future operating performance will be sufficient to service our indebtedness or that we will be able to repay at maturity or refinance our indebtedness in whole or in part.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


CAPITAL EXPENDITURES

         Our projected capital spending for 2000 is $7.7 million for maintenance capital expenditures and $0.3 million for producing incremental revenues. Additional spending is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenue and those which sustain our operations.

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)


                                                                      For the Three Months Ended March 31,
                                                                   -----------------------------------------
                                                                          1999                    2000
                                                                   ------------------     ------------------
                                                                                % of                   % of
                                                                   Dollars      Total     Dollars      Total
                                                                   -------      -----     -------      -----
Produce incremental revenues                                       $   121        6.0%     $    84       3.0%
Operations sustaining capital expenditures                           1,887       94.0%       2,675      97.0%
                                                                   -------     -------     -------    -------

    Total                                                          $ 2,008      100.0%     $ 2,759     100.0%
                                                                   =======     =======     =======    =======


ENVIRONMENTAL MATTERS

         As more fully discussed in the Form 10-K, the Castle Harlan acquisition agreement includes a covenant whereby Praxair shall assume financial responsibility for some environmental investigation, remediation, and upgrade costs at Point Tupper. Praxair has recently indicated that they are interested in reaching a monetary settlement of their remaining obligations under the covenant. Negotiations concerning such matters are in their preliminary stages.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests, and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding 90 days. We do not presently have any derivative positions to hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products on hand at March 31, 2000, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)

                                                                              As of March 31, 2000
                                                                         ---------------------------------
                                                                         Carrying Value        Fair Value
                                                                         ---------------       ----------
Petroleum Inventory:
    Statia Terminals N.V.                                                  $   2,756           $  2,887
    Statia Terminals Canada, Inc.                                                 67                173
                                                                           ---------           --------

        Total                                                              $   2,823           $  3,060
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

                           PART II - OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS.

         Reference is made to Item 3. Legal Proceedings included in the Company's 1999 Annual Report on Form 10-K. There have been no material developments in the Company's legal proceedings since the Form 10-K was filed.

               ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

                                      None.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                                      None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      None.

                           ITEM 5. OTHER INFORMATION.

         The Company's web site is located at http://www.statiaterm.com.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         27.1 Financial Data Schedule for Statia Terminals International N.V. (for electronic filing only)
         27.2 Financial Data Schedule for Statia Terminals Canada, Incorporated (for electronic filing only)

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STATIA TERMINALS INTERNATIONAL N.V.
                                                  (Registrant)
Date:    May 15, 2000
                                           By: /s/ James G. Cameron
                                               ---------------------------------
                                                   James G. Cameron
                                                   Director
                                                   (As Authorized Officer)



                                           By: /s/ James F. Brenner
                                               ---------------------------------
                                                   James F. Brenner
                                                   Vice President and Treasurer
                                                   (As Authorized Officer and
                                                   Principal Financial Officer)



                                           STATIA TERMINALS CANADA, INCORPORATED
                                                     (Registrant)
Date:    May 15, 2000



                                           By: /s/ James F. Brenner
                                               ---------------------------------
                                                   James F. Brenner
                                                   Vice President-Finance
                                                   (As Authorized Officer and
                                                   Principal Financial Officer)






                                    Page S-1