Form 10-Q
period 2000-06-30
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 2000-08-14
CIK 1029101, 1029102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________


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

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                              PAGE NO.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
             Consolidated Condensed Balance Sheets                                 1
             Consolidated Condensed Statements of Income (Loss)                    2
             Consolidated Condensed Statements of Cash Flows                       3
             Notes to Consolidated Condensed Financial Statements                  4
Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                 10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                19

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                         20
Item 2.  Changes in Securities and Use of Proceeds                                 20
Item 3.  Defaults Upon Senior Securities                                           20
Item 4.  Submission of Matters to a Vote of Security Holders                       20
Item 5.  Other Information                                                         20
Item 6.  Exhibits and Reports on Form 8-K                                          20


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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                December 31,        June 30,
                                                                                   1999               2000
                                                                                -----------         ---------
                                                                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $   3,632         $   4,525
   Accounts receivable-
      Trade, net                                                                    12,957             9,885
      Other                                                                          3,704               726
   Inventory, net                                                                    3,239             4,910
   Prepaid expenses                                                                  1,723             2,232
                                                                                 ---------         ---------

           Total current assets                                                     25,255            22,278

PROPERTY AND EQUIPMENT, net                                                        206,031           199,073

OTHER NONCURRENT ASSETS, net                                                         2,985             2,570
                                                                                 ---------         ---------

           Total assets                                                          $ 234,271         $ 223,921
                                                                                 =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $  14,098         $  12,135
   Dividend payable                                                                  3,750                --
   Accrued interest payable                                                          1,516             1,516
   Other accrued expenses                                                            6,219             7,775
                                                                                 ---------         ---------

           Total current liabilities                                                25,583            21,426

LONG TERM DEBT - 11-3/4% FIRST MORTGAGE NOTES                                      101,000           101,000
                                                                                 ---------         ---------

           Total liabilities                                                       126,583           122,426
                                                                                 ---------         ---------

STOCKHOLDER'S EQUITY:
   Common stock                                                                          6                 6
   Additional paid-in capital                                                      126,090           126,090
   Accumulated deficit                                                             (18,408)          (24,601)
                                                                                 ---------         ---------

           Total stockholder's equity                                              107,688           101,495
                                                                                 ---------         ---------

           Total liabilities and stockholder's equity                            $ 234,271         $ 223,921
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                       For the Three Months Ended   For the Six Months Ended
                                                                June 30,                  June 30,
                                                       --------------------------   ------------------------
                                                          1999          2000          1999          2000
                                                       --------       --------      --------       --------
REVENUES                                               $ 42,267       $ 54,227      $ 79,682       $ 96,532

COSTS OF SERVICES AND PRODUCTS SOLD                      33,799         48,360        62,399         86,592
                                                       --------       --------      --------       --------

        Gross profit                                      8,468          5,867        17,283          9,940

ADMINISTRATIVE EXPENSES                                   1,660          2,438         3,785          4,599

SPECIAL COMPENSATION EXPENSE                              2,152             --         4,099             --
                                                       --------       --------      --------       --------

        Operating income                                  4,656          3,429         9,399          5,341

INTEREST EXPENSE                                          3,735          3,192         7,937          6,360

INTEREST INCOME                                             347             33           522             54
                                                       --------       --------      --------       --------

        Income (loss) before provision for income
        taxes and extraordinary charge                    1,268            270         1,984           (965)

PROVISION FOR INCOME TAXES                                  239            257           493            521
                                                       --------       --------      --------       --------

        Income (loss) before extraordinary charge         1,029             13         1,491         (1,486)

EXTRAORDINARY CHARGE RELATED TO

        EARLY EXTINGUISHMENT OF DEBT                      4,743            --          4,743             --
                                                       --------       --------      --------       --------

        Net income (loss) available to common
        stockholder                                    $ (3,714)      $     13      $ (3,252)      $ (1,486)
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                            For the Six Months Ended
                                                                                     June 30,
                                                                            -------------------------
                                                                              1999            2000
                                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss to common stockholder                                          $ (3,252)        $ (1,486)
    Adjustments to reconcile net loss to common stockholder
       to net cash provided by operating activities:
        Extraordinary charge related to early extinguishment of debt           4,743               --
        Non-cash special compensation expense                                  2,152               --
        Depreciation, amortization and non-cash charges                        5,947            6,734
        Decrease in accounts receivable-trade                                    144            3,072
        (Increase) decrease in accounts receivable-other                        (388)           2,978
        (Increase) decrease in inventory                                       2,646           (1,671)
        Increase in prepaid expenses                                            (881)            (509)
        (Increase) decrease in other noncurrent assets                           (33)              74
        Increase (decrease) in accounts payable                                1,693           (1,963)
        Increase in accrued expenses                                              70            1,556
                                                                            --------         --------

            Net cash provided by operating activities                         12,841            8,785
                                                                            --------         --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
        Purchases of property and equipment                                   (4,057)          (4,142)
        Proceeds from sale of property and equipment                              15               --
                                                                            --------         --------

            Net cash used in investing activities                             (4,042)          (4,142)
                                                                            --------         --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock to Parent                  33,746               --
        Repurchase of First Mortgage Notes                                   (37,681)              --
        Dividends paid                                                        (1,273)          (3,750)
                                                                            --------         --------

            Net cash used in financing activities                             (5,208)          (3,750)
                                                                            --------         --------

INCREASE IN CASH AND CASH EQUIVALENTS                                          3,591              893

CASH AND CASH EQUIVALENTS, beginning of period                                13,873            3,632
                                                                            --------         --------

CASH AND CASH EQUIVALENTS, end of period                                    $ 17,464         $  4,525
                                                                            ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes                                              $    359         $    199
                                                                            ========         ========
    Cash paid for interest                                                  $  8,030         $  6,019
                                                                            ========         ========



        The accompanying notes are an integral part of these consolidated condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals International N.V. ("Statia") and Subsidiaries (together with Statia, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at June 30, 2000, and the results of its operations and cash flows for the six months ended June 30, 1999 and 2000. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         Reclassifications were made to certain 1999 information in the notes to consolidated condensed financial statements in order to conform to the 2000 presentation. Additionally, the transactions discussed in note 3 below impacted the Company's results of operations and financial condition and affect comparability across periods. These financial statements should be read in conjunction with the Form 10-K.

         For all periods presented herein, there were no significant differences between net income and comprehensive income.

2.  SEGMENT INFORMATION

         The Company is organized around several different factors, the two most significant of which are services and products, and geographic location. The Company's primary services and products are terminaling services (resulting in revenues from storage, throughput, dock usage, emergency response and other terminal services) and product sales (such as sales of bunker fuels to ships and other bulk petroleum product sales).

         The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each segment are earnings before interest expense, income taxes, and depreciation and amortization adjusted for non-recurring transactions ("Adjusted EBITDA") and earnings before interest expense and income taxes adjusted for non-recurring transactions ("Adjusted EBIT").

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

2.  SEGMENT INFORMATION- (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:


                                       For the Three Months Ended         For the Six Months Ended
                                                 June 30,                         June 30,
                                       ---------------------------        ------------------------
                                          1999             2000             1999            2000
                                        -------          --------         --------        --------
REVENUES:
    Terminaling services                $17,408          $14,311          $34,036          $26,741
    Product sales                        24,859           39,916           45,646           69,791
                                        =======          =======          =======          =======
                       Total            $42,267          $54,227          $79,682          $96,532
                                        =======          =======          =======          =======

ADJUSTED EBITDA:
    Terminaling services                $ 8,325          $ 4,899          $16,847          $ 8,958
    Product sales                         1,538            1,319            2,610            2,727
                                        =======          =======          =======          =======
                       Total            $ 9,863          $ 6,218          $19,457          $11,685
                                        =======          =======          =======          =======

DEPRECIATION AND AMORTIZATION
          EXPENSE:
    Terminaling services                $ 2,512          $ 2,610          $ 5,099          $ 5,995
    Product sales                           394              317              764              636
                                        =======          =======          =======          =======
                       Total            $ 2,906          $ 2,927          $ 5,863          $ 6,631
                                        =======          =======          =======          =======

ADJUSTED EBIT:
    Terminaling services                $ 5,813          $ 2,289          $11,748          $ 2,963
    Product sales                         1,144            1,002            1,846            2,091
                                        =======          =======          =======          =======
                       Total            $ 6,957          $ 3,291          $13,594          $ 5,054
                                        =======          =======          =======          =======


         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for income taxes and extraordinary charge is as follows:



                                                   For the Three Months Ended              For the Six Months Ended
                                                            June 30,                              June 30,
                                                   ---------------------------           ---------------------------
                                                     1999               2000               1999              2000
                                                   --------           --------           --------           --------
Adjusted EBIT                                      $  6,957           $  3,291           $ 13,594           $  5,054
Special compensation expense                         (2,152)                --             (4,099)                --
Interest expense excluding debt
         amortization expense                        (3,537)            (3,021)            (7,511)            (6,019)
                                                   --------           --------           --------           --------
Income (loss) before provision for income
         taxes and extraordinary charge            $  1,268           $    270           $  1,984           $   (965)
                                                   ========           ========           ========           ========


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

3. SALE OF COMMON STOCK TO PARENT AND RELATED TRANSACTIONS

         As more fully discussed in the Form 10-K, on April 28, 1999, Statia's parent, Statia Terminals Group N.V. (the "Parent"), completed its initial public equity offering of 7.6 million class A common shares. The offering price was $20 per share raising gross proceeds of $152,000. A portion of the proceeds was used by the Parent to purchase additional capital stock of Statia amounting to $33,746, net of expenses. During May 1999, the Company used the proceeds from the sale of Statia's capital stock, along with existing cash, to repurchase in the open market a principal amount of $34,000 of the 11-3/4% First Mortgage Notes (the "Notes") for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively. During the second quarter of 1999, the acquisition costs and the unamortized deferred financing costs related to the repurchased Notes ($1,062) were recorded as an extraordinary charge. There was no income tax effect associated with this extraordinary charge.

         During the six months ended June 30, 1999, the Company recorded as special compensation expense a bonus in the amount of $1,947 for particular members of the Company's management. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the offering and other past compensation arrangements.

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

         The following unaudited pro forma consolidated results of operations for the three and six month periods ended June 30, 1999, were prepared to illustrate the estimated effects of the use of the net proceeds from the Parent's initial public offering of equity and the restructuring as described in the Parent's Registration Statement on Form S-1 (collectively, the "pro forma transactions") as if the pro forma transactions had occurred at the beginning of these respective periods. The unaudited pro forma consolidated condensed results of operations should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and the notes thereto, the other financial information included in the Parent's Registration Statement on Form S-1 (File No. 333-72317), and the Company's Form 10-K for the year ended December 31, 1999. This pro forma financial information is provided for informational purposes only and does not purport to be indicative of the results of operations which would have been obtained had the pro forma transactions been completed on the dates indicated or results of operations for any future date or period.

                                                UNAUDITED SELECTED PRO FORMA
                                                    CONSOLIDATED RESULTS
                                             ----------------------------------
                                             For the Three        For the Six
                                              Months Ended        Months Ended
                                             June 30, 1999       June 30, 1999
                                             ---------------     ---------------

REVENUES                                        $42,267             $ 79,682

OPERATING INCOME                                $ 6,808             $ 13,498

NET INCOME AVAILABLE
         TO COMMON STOCKHOLDER                  $ 3,592             $  7,057

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

4. REPLACEMENT OF SINGLE POINT MOORING SYSTEM HOSES

         During the six months ended June 30, 2000, the Company replaced certain large hoses attached to its single point mooring system (the "SPM"). In connection with this hose change-out, the Company adopted the component depreciation method for the SPM and its hoses as of January 1, 2000, which resulted in a change in the estimated useful lives for depreciation purposes for these hoses. As a result, in addition to recurring depreciation charges, the Company incurred a non-cash charge to depreciation expense of $832 during the first quarter of 2000 which is included in Costs of Services and Products Sold.

5. DIVIDEND OF M/V STATIA RESPONDER TO PARENT

         During the six months ended June 30, 2000, the ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred to a subsidiary of the Parent as the result of a dividend in the amount of $4,707 representing the net book value of the vessel. On April 1, 2000, the Company entered into a three month bareboat agreement with monthly renewals to charter the vessel from a subsidiary of the Parent for $150 per month.

6. STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

6. STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY - (CONTINUED)



              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                      December 31,      June 30,
                                                                         1999             2000
                                                                      ------------      -----------
                                                                                        (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                         $   209            $   884
    Accounts receivable-
        Trade, net                                                      1,496              1,237
        Other                                                           1,960                295
    Inventory, net                                                         81                 70
    Prepaid expenses                                                      255                315
    Receivable from affiliates                                          2,986              3,566
                                                                      -------            -------

            Total current assets                                        6,987              6,367

PROPERTY AND EQUIPMENT, net                                            28,705             28,221

OTHER NONCURRENT ASSETS, net                                              817                654
                                                                      -------            -------

                Total assets                                          $36,509            $35,242
                                                                      =======            =======

LIABILITIES AND STOCKHOLDER'S EQUITY

ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES                        $ 3,164            $ 2,538

LONG TERM DEBT- 11-3/4% FIRST MORTGAGE NOTES                           28,060             28,060
                                                                      -------            -------

            Total liabilities                                          31,224             30,598

STOCKHOLDER'S EQUITY:
    Common stock and additional paid-in capital                         2,266              2,266
    Retained earnings                                                   3,019              2,378
                                                                      -------            -------

            Total stockholder's equity                                  5,285              4,644
                                                                      -------            -------

                Total liabilities and stockholder's equity            $36,509            $35,242
                                                                      =======            =======

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

6.   STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY - (CONTINUED)



              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                        For the Three Months Ended           For the Six Months Ended
                                                                June 30,                             June 30,
                                                         -------------------------           -------------------------
                                                          1999              2000              1999              2000
                                                         -------           -------           -------          -------
REVENUES                                                 $ 6,116           $ 4,384           $11,233          $ 7,827

COSTS OF SERVICES AND PRODUCTS SOLD                        2,980             2,722             5,460            5,069
                                                         -------           -------           -------          -------

      Gross profit                                         3,136             1,662             5,773            2,758

ADMINISTRATIVE EXPENSES                                    1,682               828             1,823            1,568

SPECIAL COMPENSATION EXPENSE                                 736                --             1,515               --
                                                         -------           -------           -------          -------

        Operating income                                     718               834             2,435            1,190

INTEREST EXPENSE                                             897               884             1,772            1,760

INTEREST INCOME                                               81                 9               136               19
                                                         -------           -------           -------          -------

         Income (loss) before provision for
                                income taxes                 (98)              (41)              799             (551)

PROVISION FOR INCOME TAXES                                    40                45                81               90
                                                         -------           -------           -------          -------

          Net income (loss) available to common
                                  stockholder            $  (138)          $   (86)          $   718          $  (641)
                                                         =======           =======           =======          =======


              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             For the Six Months Ended
                                                                      June 30,
                                                             --------------------------
                                                               1999             2000
                                                             -------           -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          $(2,350)          $ 1,002
                                                             -------           -------

CASH FLOWS USED IN INVESTING ACTIVITIES:

    Purchases of property and equipment                         (677)             (327)
                                                             -------           -------

        Net cash used in investing activities                   (677)             (327)
                                                             -------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (3,027)              675

CASH AND CASH EQUIVALENTS, beginning of period                 4,409               209
                                                             -------           -------

CASH AND CASH EQUIVALENTS, end of period                     $ 1,382           $   884
                                                             =======           =======

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals International N.V. and Subsidiaries (the "Company") as of June 30, 2000, and the three and six month periods ended June 30, 1999, and 2000, included herein. Reference should also be made to the Company's Annual Report on Form 10-K that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated condensed income statements.

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                  For the Three Months Ended June 30,
                                                                      ------------------------------------------------------------
                                                                                 1999                              2000
                                                                      --------------------------          ------------------------
                                                                                          % of                              % of
                                                                       Dollars          Revenues          Dollars         Revenues
                                                                      --------          --------          --------        --------
Revenues:
    Terminaling services                                              $ 17,408            41.2%           $ 14,311           26.4%
    Product sales                                                       24,859            58.8%             39,916           73.6%
                                                                      --------           -----            --------          -----
        Total revenues                                                  42,267           100.0%             54,227          100.0%
 Cost of services and products sold                                     33,799            80.0%             48,360           89.2%
                                                                      --------           -----            --------          -----
    Gross profit                                                         8,468            20.0%              5,867           10.8%
 Administrative expenses                                                 1,660             3.9%              2,438            4.5%
 Special compensation expense                                            2,152             5.1%                 --             --
                                                                      --------           -----            --------          -----
    Operating income                                                     4,656            11.0%              3,429            6.3%
 Interest expense                                                        3,735             8.8%              3,192            5.9%
 Interest income                                                           347             0.8%                 33            0.1%
                                                                      --------           -----            --------          -----
 Income before provision for income taxes                                1,268             3.0%                270            0.5%
 Provision for income taxes                                                239             0.6%                257            0.5%
 Extraordinary charge related to early extinguishment of debt            4,743            11.2%                 --             --
                                                                      --------           -----            --------          -----
    Net income (loss) available to common stockholder                 $ (3,714)           (8.8)%          $     13            0.0%
                                                                      ========           =====            ========          =====


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


                                                                                 For the Six Months Ended June 30,
                                                                   -------------------------------------------------------------
                                                                             1999                                2000
                                                                   -------------------------           -------------------------
                                                                                      % of                                % of
                                                                    Dollars         Revenues           Dollars          Revenues
                                                                   --------         --------           --------         --------
Revenues:
    Terminaling services                                           $ 34,036            42.7%           $ 26,741            27.7%
    Product sales                                                    45,646            57.3%             69,791            72.3%
                                                                   --------           -----            --------           -----
        Total revenues                                               79,682           100.0%             96,532           100.0%
Cost of services and products sold                                   62,399            78.3%             86,592            89.7%
                                                                   --------           -----            --------           -----
    Gross profit                                                     17,283            21.7%              9,940            10.3%
Administrative expenses                                               3,785             4.8%              4,599             4.8%
Special compensation expense                                          4,099             5.1%                 --              --
                                                                   --------           -----            --------           -----
    Operating income                                                  9,399            11.8%              5,341             5.5%
Interest expense                                                      7,937            10.0%              6,360             6.6%
Interest income                                                         522             0.7%                 54             0.1%
                                                                   --------           -----            --------           -----
Income (loss) before provision for income taxes                       1,984             2.5%               (965)           (1.0)%
Provision for income taxes                                              493             0.6%                521             0.5%
Extraordinary charge related to early extinguishment of debt          4,743             6.0%                 --              --
                                                                   --------           -----            --------           -----
    Net loss to common stockholder                                 $ (3,252)           (4.1)%          $ (1,486)           (1.5)%
                                                                   ========           =====            ========           =====


         Gross profits from terminaling services are generally higher than gross profits from product sales. Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in capacity leased. Additions or reductions in storage, throughput, and ancillary revenues directly impact our gross profit. Costs for the procurement of bunker fuels and bulk petroleum products are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold, and volumes delivered.

         We have orally agreed to the terms of a contract with a major state-owned oil company under which we are currently purchasing a majority of the fuel oil necessary to support our bunker sales requirements at St. Eustatius. Although not yet signed by the supplier, the contract expires June 30, 2001, and contains terms and conditions which are comparable to prior agreements with the supplier. We believe that suitable alternate sources of supply are available from which we can procure fuel oil should our current contract be interrupted or not be renewed.

         The following tables set forth, for the periods indicated, (a) the total revenues and total operating income, after allocation of administrative expenses and elimination of certain intercompany transactions, at each of our operating locations and (b) the percentage of such revenues and operating income relative to our total revenues and operating income.

                              REVENUES BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                          For the Three Months Ended June 30,
                                                          -----------------------------------
                                                         1999                             2000
                                                -----------------------          -----------------------
                                                                  % of                             % of
                                                Dollars           Total          Dollars           Total
                                                -------           -----          -------           -----
Netherlands Antilles and the Caribbean          $36,186           85.6%          $49,856           91.9%
Canada                                            6,081           14.4%            4,371            8.1%
                                                -------          -----           -------          -----
    Total                                       $42,267          100.0%          $54,227          100.0%
                                                =======          =====           =======          =====

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


                                                           For the Six Months Ended June 30,
                                                -------------------------------------------------------
                                                         1999                             2000
                                                ----------------------           ----------------------
                                                                 % of                             % of
                                                Dollars          Total           Dollars          Total
                                                -------          -----           -------          -----
Netherlands Antilles and the Caribbean          $68,482           85.9%          $88,731           91.9%
Canada                                           11,200           14.1%            7,801            8.1%
                                                -------          -----           -------          -----
    Total                                       $79,682          100.0%          $96,532          100.0%
                                                =======          =====           =======          =====



                          OPERATING INCOME BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                           For the Three Months Ended June 30,
                                                -------------------------------------------------------
                                                         1999                             2000
                                                ----------------------           ----------------------
                                                                 % of                             % of
                                                Dollars          Total           Dollars          Total
                                                -------          -----           -------          -----
Netherlands Antilles and the Caribbean          $3,188           68.5%          $2,776           81.0%
Canada                                           1,468           31.5%             653           19.0%
                                                ------          -----           ------          -----

    Total                                       $4,656          100.0%          $3,429          100.0%
                                                ======          =====           ======          =====

                                                           For the Six Months Ended June 30,
                                                -------------------------------------------------------
                                                         1999                             2000
                                                ----------------------           ----------------------
                                                                 % of                             % of
                                                Dollars          Total           Dollars          Total
                                                -------          -----           -------          -----
Netherlands Antilles and the Caribbean          $6,993           74.4%          $4,468           83.6%
Canada                                           2,406           25.6%             873           16.4%
                                                ------          -----           ------          -----
    Total                                       $9,399          100.0%          $5,341          100.0%
                                                ======          =====           ======          =====



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
                (CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)


                                           For the Three Months Ended             For the Six Months Ended
                                                    June 30,                              June 30,
                                        ----------------------------------    ---------------------------------
                                            1999               2000                1999              2000
                                        --------------    ----------------    ---------------    --------------
Netherlands Antilles and
   the Caribbean

            Total capacity                 11,334              11,334            11,334               11,334
            Capacity leased                    91%                 87%               93%                  82%
            Throughput                     17,468              18,680            33,676               30,960
            Vessel calls                      258                 225               520                  441

Canada

            Total capacity                 7,404               7,479             7,404                7,479
            Capacity leased                   94%                 65%               95%                  62%
            Throughput                    15,410              15,275            22,334               24,212
            Vessel calls                      42                  36                59                   57

All locations

            Total capacity                18,738              18,813            18,738               18,813
            Capacity leased                   92%                 78%               94%                  74%
            Throughput                    32,878              33,955            56,010               55,172
            Vessel calls                     300                 261               579                  498



SELECTED RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000, VERSUS
THE THREE MONTHS ENDED MARCH 31, 2000

         Total revenues for the three months ended June 30, 2000, were $54.2 million, compared to $42.3 million for the three months ended March 31, 2000, representing an increase of $11.9 million, or 28.2%. This increase is due to increased revenues from both our terminaling services and product sales segments. The improvement over the first quarter 2000 in terminaling services revenues is due primarily to additional short-term storage and throughput contracts, while the increase in product sales revenues is due primarily to an increase in the volume of products sold.

         Operating income for the three months ended June 30, 2000, was $3.4 million compared to first quarter 2000 operating income of $1.9 million. First quarter 2000 operating income included a non-cash charge of $0.8 million to depreciation expense resulting from a change in estimated useful lives of certain large hoses attached to our single point mooring system at St. Eustatius. For the three months ended June 30, 2000, net income available to common stockholder was $0.01 million compared to a net loss to common stockholder of $1.5 million for the three months ended March 31, 2000.

THREE AND SIX MONTHS ENDED JUNE 30, 2000, VERSUS THE SAME PERIODS OF 1999

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

REVENUES

         Total revenues for the three and six months ended June 30, 2000, were $54.2 million and $96.5 million, compared to $42.3 million and $79.7 million for the same periods of 1999, representing increases of $11.9 million, or 28.3% and $16.8 million, or 21.1%, respectively.

         Revenues from terminaling services (resulting from revenues from storage, throughput, dock usage, emergency response, and other terminal services) for the three and six months ended June 30, 2000, were $14.3 million and $26.7 million, compared to $17.4 million and $34.0 million for the same periods of 1999, representing decreases of $3.1 million, or 17.8% and $7.3 million, or 21.4%, respectively. We believe the decreases in terminaling services revenues for the three and six months ended June 30, 2000, compared to the same periods in 1999, were principally due to the adverse effects of the accord established between many of the oil exporting nations, some of whom are our customers, to raise crude oil prices by reducing supply. Members of the accord reduced their production of crude oil during the period from April 1, 1999, through late March 2000, which has reduced the worldwide quantity of crude oil and petroleum products in storage. The accord has primarily impacted our terminaling services revenues beginning with the second half of 1999. Despite recently announced increases in crude oil production, crude oil and certain petroleum products markets remain in backwardation.

         For the six months ended June 30, 2000, approximately 78.3% of our tank capacity was leased pursuant to long term contracts at our St. Eustatius and Point Tupper locations together. Approximately 72.8% of our storage and throughput revenues, excluding related ancillary services, were derived from long term contracts during the same period.

         Revenues from terminaling services at St. Eustatius decreased approximately $1.0 million or 8.5% and $3.6 million or 15.5% during the three and six months ended June 30, 2000, respectively, as compared to the same periods of 1999, due to fewer vessel calls and a lower percentage capacity leased. For the three and six months ended June 30, 2000, the overall percentage of capacity leased at St. Eustatius was 87% and 82% as compared to 91% and 93% for the same periods of 1999, reflecting a decrease in the percentage of capacity leased for fuel oil tankage. The percentage of capacity leased for fuel oil tankage decreased during the three and six months ended June 30, 2000, as compared to the same periods of 1999, primarily as a result of the effects of the accord, backwardation in this market, and the relative lower pricing of products which compete with fuel oil. Twenty-three and 55 fewer cargo vessels called at the St. Eustatius facility during the three and six months ended June 30, 2000, than during the same periods of 1999, resulting in lower revenues from port charges, which consist of dock charges, emergency response fees, and other terminal charges.

         Revenues from terminaling services at Point Tupper decreased approximately $1.7 million or 28.0% and $3.3 million or 29.7% during the three and six months ended June 30, 2000, as compared to the same periods of 1999. The decreases were due primarily to a lower percentage of tank capacity leased during the three and six months ended June 30, 2000. The percentage of tank capacity leased at Point Tupper decreased from 94% and 95% for the three and six months ended June 30, 1999, to 65% and 62% for the same periods of 2000. These decreases were primarily the result of the decision by a customer of this facility, who is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Partially offsetting reduced storage revenues were revenues from a higher number of barrels throughput by this facility's primary crude oil customer for the six months ended June 30, 2000. Six and two fewer cargo vessels called during the three and six months ended June 30, 2000, as compared to the same periods of 1999, which led to lower revenues from port charges at this facility.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         Revenues from product sales were $39.9 million and $69.8 million for the three and six months ended June 30, 2000, compared to $24.9 million and $45.6 million for the same periods of 1999, an increase of $15.1 million or 60.6% and $24.1 million or 52.9%, respectively. These increases were due to increases in average selling prices partially offset by lower volumes delivered. Average selling prices increased 66.1% and 88.9% when comparing the three and six months ended June 30, 2000, with the same periods of 1999. These changes in average selling prices were primarily the result of changes in the world oil markets which have been significantly influenced by the accord. Metric tons of bunkers and bulk product delivered decreased 3.3% and 19.1% during the three and six months ended June 30, 2000, as compared to the same periods of 1999.

GROSS PROFIT

         Gross profit for the three and six months ended June 30, 2000, was $5.9 million and $9.9 million compared to $8.5 million and $17.3 million for the same periods of 1999, representing decreases of $2.6 million or 30.7% and $7.4 million or 42.5%. The decreases in gross profit were primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales. Gross profit from terminaling services decreased primarily as a result of certain customers choosing not to renew their storage and throughput contracts due, in part, to the accord established among many of the oil exporting nations. Additionally, during the six months ended June 30, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge of $0.8 million during the first quarter of 2000 to depreciation expense which is included in Costs of Services and Products Sold.

ADMINISTRATIVE EXPENSES

         Administrative expenses were $2.4 million and $4.6 million for the three and six months ended June 30, 2000, as compared to $1.7 million and $3.8 million for the same periods of 1999, representing increases of $0.7 million, or 46.9% and $0.8 million or 21.5%. The increases during the three and six months ended June 30, 2000, as compared to the same periods of 1999, were primarily the result of higher depreciation and personnel costs.

SPECIAL COMPENSATION EXPENSE

         As more fully discussed in note 3 of notes to consolidated condensed financial statements included in Part I, Item 1, of this Report, we recorded special compensation expense during the three and six months ended June 30, 1999, of $2.2 million and $4.1 million.

INTEREST EXPENSE

         During the three and six months ended June 30, 2000, we incurred $3.2 million and $6.4 million of interest expense compared to $3.7 million and $7.9 million for the same periods of 1999. Interest expense includes interest accrued on our first mortgage notes due in 2003, amortization expense related to deferred financing costs, other interest expenses, and bank charges. In May 1999, we repurchased $34.0 million of the first mortgage notes which resulted in lower interest expense on this debt.

PROVISION FOR INCOME TAXES

         Provision for income taxes was $0.3 million and $0.2 million for the three months ended June 30, 2000 and 1999, respectively, and $0.5 million for the six months ended June 30, 2000 and 1999.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF DEBT

         As more fully discussed in note 3 of notes to consolidated condensed financial statements included in Part I, Item 1, of this Report, we recognized an extraordinary charge of $4.7 million during the six months ended June 30, 1999, in connection with the repurchase of $34.0 million of our first mortgage notes. There was no income tax effect associated with this extraordinary charge.

NET INCOME (LOSS)

         The Company produced net income available to common stockholder of $0.01 million and incurred a net loss to common stockholder of $1.5 million for the three and six months ended June 30, 2000, as compared to a net loss to common stockholder of $3.7 million and $3.3 million for the same periods of 1999. This improvement was primarily attributable to reduced debt service costs and the net effect of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $8.8 million and $12.8 million for the six months ended June 30, 2000, and 1999, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges, and changes in various asset and liability accounts.

         At June 30, 2000, we had cash and cash equivalents on hand of $4.5 million compared to $3.6 million at December 31, 1999. Accounts receivable and accounts payable, primarily related to the purchases and sales of petroleum products, were $10.6 million and $12.1 million, respectively, at June 30, 2000, as compared to $16.7 million and $14.1 million, respectively, at December 31, 1999. The aggregate net changes of the accounts receivable and accounts payable balances are included in net cash provided by operating activities.

CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities, consisting primarily of purchases of property and equipment, was $4.1 million and $4.0 million for the six months ended June 30, 2000 and 1999, respectively. See the Summary of Capital Expenditures by Type table which follows.

CASH FLOW FROM FINANCING ACTIVITIES

         During the six months ended June 30, 2000, we paid $3.8 million to the Parent representing the remaining portion of a dividend declared in December 1999. During the six months ended June 30, 1999, we paid a dividend of $1.3 million to the Parent.

         During the six months ended June 30, 2000, the ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred to a subsidiary of the Parent as the result of a dividend to the Parent in the amount of $4.7 million representing the net book value of the vessel. The Company has entered into a charter agreement with the subsidiary of the Parent for use of the vessel.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         On April 28, 1999, the Parent completed its initial public equity offering of 7.6 million shares. The offering price was $20 per share raising gross proceeds to the Parent of $152.0 million. A portion of the offering proceeds was used by the Parent to purchase additional capital stock of Statia Terminals International amounting to $33.7 million, net of expenses. During May 1999, we used the proceeds from the sale of Statia Terminals International's capital stock, along with existing cash, to repurchase in the open market a principal amount of $34.0 million of the first mortgage notes for $39.5 million, including acquisition costs and accrued interest of $3.7 million and $1.8 million, respectively.

         As of August 14, 2000, no event of default under the indenture to the first mortgage notes existed and was continuing. The fixed charge coverage ratio as defined in the indenture was at least 2.0 to 1 at June 30, 2000. We are not restricted by this provision of the indenture from borrowing on the revolving credit facility discussed below. Additionally, at June 30, 2000, the sum of our dividends, restricted payments, consolidated net income (deficit), and capital stock proceeds was approximately $13.3 million.

         We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with a defined available borrowing base, which was approximately $9.1 million at June 30, 2000. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (10.0% at August 14, 2000) and will expire on November 27, 2000. From time to time during the six months ended June 30, 2000, we borrowed against the revolving credit facility, and all of such borrowings were repaid by June 30, 2000.

         We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of the first mortgage notes on November 15, 2003, to fund working capital needs, capital expenditures, other operating requirements (including any expenditures required by applicable environmental laws and regulations), and service debt. In accordance with the indenture, we may redeem all or a portion of the first mortgage notes at any time after November 15, 2000.

         It is unlikely that we will be able to repay the first mortgage notes at maturity through projected operating cash flow, and it will be necessary to refinance all or a portion of the first mortgage notes, or redeem the first mortgage notes from additional equity funds, on or after November 15, 2000, and before their maturity on November 15, 2003. We continuously monitor financial market conditions and our financial position to determine when and whether we will refinance or redeem, all or a portion of the first mortgage notes prior to their maturity. Although we intend to refinance and believe that we will be able to refinance the first mortgage notes during the November 15, 2000, to November 15, 2003, time period, our operating performance and ability to service or refinance the first mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to financial, business, and other factors many of which are beyond our control. There can be no assurances that we will be able to repay at maturity or refinance this indebtedness in whole or in part, or at all, on terms acceptable to us. If we are unable to repay or refinance the first mortgage notes at or prior to maturity, we will be forced to adopt alternative strategies that may include seeking additional equity capital.

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

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenues and those which sustain our operations.

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)

                                                             For the Three Months Ended June 30,
                                                   -------------------------------------------------------
                                                            1999                             2000
                                                   ----------------------           ----------------------
                                                                    % of                             % of
                                                   Dollars          Total           Dollars          Total
                                                   -------          -----           -------          -----
Produce incremental revenues                        $  175            8.6%          $   62           4.6%
Operations sustaining capital expenditures           1,859           91.4%           1,298          95.4%
                                                    ------          -----           ------          -----
    Total                                           $2,034          100.0%          $1,360          100.0%
                                                    ======          =====           ======          =====



                                                              For the Six Months Ended June 30,
                                                   -------------------------------------------------------
                                                            1999                             2000
                                                   ----------------------           ----------------------
                                                                    % of                             % of
                                                   Dollars          Total           Dollars          Total
                                                   -------          -----           -------          -----
Produce incremental revenues                        $  296            7.3%          $  146            3.5%
Operations sustaining capital expenditures           3,761           92.7%           3,996           96.5%
                                                    ------          -----           ------          -----
    Total                                           $4,057          100.0%          $4,142          100.0%
                                                    ======          =====           ======          =====


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests, and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding 90 days. We do not presently have any derivative positions to hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products on hand at June 30, 2000, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)


                                                   As of June 30, 2000
                                           ---------------------------------
                                           Carrying Value        Fair Value
                                           --------------        -----------
Petroleum Inventory:
    Statia Terminals N.V.                    $   4,840            $  5,210
    Statia Terminals Canada, Inc.                   70                 195
                                             ---------            --------

        Total                                $   4,910            $  5,405
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

                                      None.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                                      None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      None.

                           ITEM 5. OTHER INFORMATION.

                The Company's web site is located at http://www.statiaterm.com or http://www.statia.cc.

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

                                      STATIA TERMINALS INTERNATIONAL N.V.
                                               (Registrant)

Date:    August 14, 2000

                                      By: /s/ James G. Cameron
                                          --------------------------------------
                                              James G. Cameron
                                              Director
                                              (As Authorized Officer)



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



                                      STATIA TERMINALS CANADA, INCORPORATED
                                               (Registrant)

Date:    August 14, 2000


                                      By: /s/ James F. Brenner
                                          --------------------------------------
                                               Vice President-Finance
                                               (As Authorized Officer and
                                               Principal Financial Officer)