Form 10-K/A
period 1999-12-31
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 2000-11-14
CIK 1029101, 1029102

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------


                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended DECEMBER 31, 1999
                                                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______________ to __________________

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
      None                                                None



SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    NONE
                                                            -------------

         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ Not Applicable ].

         The equity securities of the registrants have not been, and are not required to be, registered under either the Securities Act of 1933 or the Securities Exchange Act of 1934.

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED

                          ANNUAL REPORT ON FORM 10-K/A

                                TABLE OF CONTENTS


PART I.............................................................................................................1

Item 1.   Business.................................................................................................1

Item 2.   Properties..............................................................................................12

Item 3.   Legal Proceedings.......................................................................................14

Item 4.   Submission of Matters to a Vote of Security Holders.....................................................15

PART II...........................................................................................................16

Item 5.   Market for Registrant's Common Equity and Related Security Matters......................................16

Item 6.   Selected Financial Data.................................................................................16

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...................19

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............................................35

Item 8.   Financial Statements and Supplementary Data.............................................................35

Item 9.   Changes in and Disagreements With Accountants On Accounting and Financial Disclosure....................36

PART III..........................................................................................................36

Item 10.  Directors and Executive Officers of the Registrants.....................................................36

Item 11.  Executive Compensation..................................................................................41

Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................................45

Item 13.  Certain Relationships and Related Transactions..........................................................46

PART IV.     .....................................................................................................47

Item 14.  Exhibits, Financial Statement Schedules and Reports On Form 8-K.........................................47


         THIS ANNUAL REPORT ON FORM 10-K/A (THE "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2, 3 AND 7 HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND OTHER PETROLEUM PRODUCTS, CHANGES IN THE PETROLEUM TERMINALING INDUSTRY, ADDED COSTS DUE TO CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, THE LOSS OF A MAJOR CUSTOMER OR CUSTOMERS, THE FINANCIAL CONDITION OF OUR CUSTOMERS, INTERRUPTION OF OUR OPERATIONS CAUSED BY ADVERSE WEATHER CONDITIONS, THE CONDITION OF THE U.S. AND CERTAIN FOREIGN ECONOMIES, AND OTHER MATTERS INCLUDED IN THIS REPORT. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

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



                                                                     (Dollars in thousands except share amounts)
                                                      -----------------------------------------------------------------------------
                                                   Pre-Castle Harlan Acquisition           Post-Castle Harlan Acquisition
                                                   ----------------------------- --------------------------------------------------
                                                      Pre-Praxair
                                                      Acquisition    January 1,  November 27,
                                                      -----------      1996         1996
                                                       Year Ended     Through       Throug           Years Ended December 31,
                                                      December 31,  November 27,  December 31,  -----------------------------------
                                                        1995 (6)      1996 (6)      1996 (6)      1997       1998 (7)      1999
                                                        ---------   -----------   ------------  ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
  Revenues                                              $ 135,541    $ 140,998    $  14,956    $ 142,499    $ 136,762    $ 168,343
  Costs of revenues                                       117,722      129,915       12,924      122,944      105,888      137,665
  Gross profit                                             17,819       11,083        2,032       19,555       30,874       30,678
  Administrative expenses                                   6,957        8,282          413        6,348        7,315        8,039
  Operating income                                         10,862        2,801        1,619       13,207       22,759       16,790
  Loss (gain) on disposition of property and
    equipment                                                  59          (68)          --         (109)       1,652           --
  Interest expense                                          4,478        4,187        1,613       16,874       16,851       14,286
  Provision for income taxes                                  390          629          132          780          320          780
  Net income (loss) available to common stockholder(2)      4,569       (2,682)         (95)      (3,879)       4,524       (2,260)

BALANCE SHEET DATA:

  Total assets (1)                                        230,283          N/M      260,155      244,228      243,178      234,271
  Long-term debt (2)                                       51,600          N/M      135,000      135,000      135,000      101,000
  Stockholder's equity subject to reduction (3)                --          N/M       20,000       20,000           --           --
  Preferred stock                                          18,589          N/M           --           --           --           --
  Total stockholder's equity (2)(3)                        91,001          N/M       75,405       71,826       88,700      107,688

NET CASH FLOW FROM (USED IN):
  Operating activities                                     11,476        9,108        2,225       12,454       19,532       11,020
  Investing activities                                    (36,908)    (102,890)    (177,033)     (12,935)      (4,092)      (8,578)
  Financing activities (2)                                 26,477       92,998      184,072       (2,700)      (7,650)     (12,683)

OPERATING DATA:
  Adjusted Indenture EBITDA (4)                            28,720       20,822        2,573       23,774       33,857       28,480
  Consolidated fixed charge coverage ratio under
   the indenture (5)                                           --           --        1.69x        1.45x         2.0x         2.0x
  Operations sustaining capital expenditures                9,975       12,887        1,203        4,401        9,000        7,591
  Total capital expenditures                               37,138      103,001        1,203        5,344       10,714        8,593
  Capacity (in thousands of barrels)                       20,387       20,387       20,387       20,387       19,566       18,738
  Percentage capacity leased                                   76%          68%          74%          70%          91%          86%
  Throughput (in thousands of barrels)                    109,805       81,994       13,223      118,275      119,502       99,230
  Vessel calls                                                973          922          108        1,030        1,027        1,028


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

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (Capacity and throughput in thousands of barrels)


                                                                       For the Years Ended
                                                             ----------------------------------------
                                                                           December 31,
                                                                 1997          1998          1999
                                                             -----------   -----------   --------
             Netherlands Antilles and the Caribbean:
                 Total capacity                                  11,334        11,334        11,334
                 Capacity leased                                    76%           92%           90%
                 Throughput                                      62,944        74,158        61,737
                 Vessel calls                                       792           864           936

             Canada:
                 Total capacity                                   7,404         7,404         7,404
                 Capacity leased                                    70%           93%           79%
                 Throughput                                      53,011        43,468        37,493
                 Vessel calls                                       125           104            92

             All locations (1):
                 Total capacity                                  18,738        18,738        18,738
                 Capacity leased                                    74%           92%           86%
                 Throughput                                     115,955       117,626        99,230
                 Vessel calls                                       917           968         1,028


(1) The Brownsville, Texas, facility was sold on July 29, 1998. The statistics above exclude the operations of the Brownsville facility.

         A majority of our revenues are generated by product sales which fluctuate with global oil prices. As a result, we experience volatility in our revenue stream, which is not necessarily indicative of our profitability.

         Gross profit from terminaling services is generally higher than gross profit from product sales. Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in storage capacity leased. In addition, our operating costs are impacted by inflationary cost increases, changes in storage capacity and changes in ancillary services offered by us. Additions or reductions in storage, throughput and ancillary service revenues directly impact our gross profit. Costs for the procurement of petroleum products for sale are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold and volumes delivered.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated income statements.

                              RESULTS OF OPERATIONS
                             (Dollars in thousands)


                                                                              For the Years Ended December 31,
                                                          -----------------------------------------------------------------------
                                                                    1997                      1998                    1999
                                                          ----------------------     ---------------------    -------------------
                                                                          % of                      % of                   % of
                                                          Dollars       Revenues      Dollars     Revenues    Dollars    Revenues
                                                          --------      -------      --------     -------     --------   -------
Revenues:
   Terminaling services                                   $ 53,165        37.3%      $ 66,625       48.7%     $ 61,665     36.6%
   Product sales                                            89,334        62.7%        70,137       51.3%      106,678     63.4%
                                                          --------      -------      --------     -------     --------   -------
     Total revenues                                        142,499       100.0%       136,762      100.0%      168,343    100.0%
 Costs of revenues
   Terminaling services                                     38,356        26.9%        40,739       29.8%       38,064     22.6%
   Product sales                                            84,588        59.4%        65,149       47.6%       99,601     59.2%
                                                          --------      -------      --------     -------     --------   -------
     Total costs of revenues                               122,944        86.3%       105,888       77.4%      137,665     81.8%
     Gross profit                                           19,555        13.7%        30,874       22.6%       30,678     18.2%
 Administrative expenses                                     6,348         4.5%         7,315        5.4%        8,039      4.8%
 Special compensation expense                                   --          --             --         --         4,099      2.4%
 Hurricane charges                                              --          --            800        0.6%        1,750      1.0%
                                                         ---------     ---------     --------     -------     --------   -------
   Operating income                                         13,207         9.2%        22,759       16.6%       16,790     10.0%
 Loss (gain) on disposition of property and equipment         (109)        (0.1)%       1,652        1.2%        -           -
 Interest expense                                           16,874        11.8%        16,851       12.3%       14,286      8.5%
 Interest income                                               459         0.3%           588        0.4%          759      0.5%
                                                          --------      -------      --------     -------     --------   -------
 Income (loss) before provision for income taxes and
   extraordinary charge                                     (3,099)      (2.2)%         4,844        3.5%        3,263      2.0%
 Provision for income taxes                                    780         0.5%           320        0.2%          780      0.5%
 Extraordinary charge related to early extinguishment
   of debt                                                      --          --             --         --         4,743      2.8%
                                                         ---------     ---------    ---------     --------    --------   -------
   Net income (loss) available to common stockholder      $ (3,879)       (2.7%)     $  4,524        3.3%     $ (2,260)    (1.3%)
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

                              REVENUES BY LOCATION
                             (Dollars in thousands)


                                                            For the Years Ended December 31,
                                         ----------------------------------------------------------------------

                                                  1997                    1998                    1999
                                         ----------------------  ----------------------  ----------------------
                                                        % of                    % of                    % of
                                          Dollars      Total      Dollars      Total      Dollars      Total
                                         ----------  ----------  ----------  ----------  ----------  ----------
Netherlands Antilles and the Caribbean   $ 122,042      85.6%    $ 114,091      83.4%    $ 149,852      89.0%
Canada                                      18,586      13.0%       21,058      15.4%       18,491      11.0%
Brownsville, Texas, facility                 1,871       1.4%        1,613       1.2%           --        --
                                         ---------    -------    ---------    -------    ---------   ------

    Total                                $ 142,499     100.0%    $ 136,762     100.0%    $ 168,343     100.0%
                                         =========    =======    =========    =======    =========    =======

                       OPERATING INCOME (LOSS) BY LOCATION
                             (Dollars in thousands)


                                                            For the Years Ended December 31,
                                         ----------------------------------------------------------------------
                                                  1997                    1998                    1999
                                         ----------------------  ----------------------  ----------------------
                                                        % of                    % of                    % of
                                          Dollars      Total      Dollars      Total      Dollars      Total
                                         ----------  ----------  ----------  ----------  ----------  ----------

Netherlands Antilles and the Caribbean    $11,198       84.8%     $ 15,908      69.9%     $ 13,405      79.8%
Canada                                      3,981       30.1%        7,268      31.9%        3,385      20.2%
Brownsville, Texas, facility               (1,972)     (14.9)%        (417)     (1.8)%          --        --
                                          -------      -------    --------    --------   ---------    ------

    Total                                 $13,207      100.0%     $ 22,759     100.0%     $ 16,790     100.0%
                                          =======      ======     ========    =======     ========     ======


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

         GROSS PROFIT

         Gross profit for the year ended December 31, 1999 was $30.7 million compared to $30.9 million for the same period of 1998, representing a decrease of $0.2 million, or 0.6%. The decrease in gross profit is primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales. Gross profit from terminaling services decreased primarily as a result of certain customers choosing not to renew their storage and throughput contracts due, in part, to reduced supply resulting from the accord established among many of the oil exporting nations.

         ADMINISTRATIVE EXPENSES

         Administrative expenses were $8.0 million for the year ended December 31, 1999 as compared to $7.3 million for the same period of 1998, representing an increase of $0.7 million, or 9.9%. The increase during the year ended December 31, 1999, as compared to the same period of 1998, is primarily the result of higher personnel and related costs.

         SPECIAL COMPENSATION EXPENSES

         As more fully discussed in note 3 of the notes to consolidated financial statements, we recorded special compensation expense during the year ended December 31, 1999 of $4.1 million of which $2.2 million was a non-cash charge.

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

         During September 1998, Hurricane Georges damaged components of our St. Eustatius facility. However, operations were not significantly impacted by the hurricane and returned to normal within days of the storm. During 1998, we recorded a charge of $0.8 million representing an insurance deductible of $0.5 million related to the hurricane damage and certain other costs resulting from the hurricane which will not be recovered through our insurance policies.

         LOSS ON SALE OF ASSETS

         As more fully discussed in note 12 of the notes to consolidated financial statements, we recognized a loss on the sale of Statia Terminals Southwest, Inc. during the year ended December 31, 1998 of $1.7 million.

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

         EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF DEBT

         As more fully discussed in note 3 of the notes to consolidated financial statements, we recognized an extraordinary charge of $4.7 million during the year ended December 31, 1999 in connection with the repurchase of $34.0 million of our 11 3/4% mortgage notes. There was no income tax effect associated with this extraordinary charge.

         NET LOSS

         Net loss to common stockholder was $2.3 million for the year ended December 31, 1999, as compared to net income of $4.5 million for the same period of 1998, a decrease of $6.8 million. The decrease in the net income is attributable to the net effect of the factors discussed above.

         During 2000, we will continue to pursue our business strategy of:

         o developing strategic relationships with existing and potential customers,
         o        generating stable cash flow through long term contracts,
         o        offering customers a wide range of value added services, and
         o        developing terminaling opportunities in Canada.

         Should this strategy and other business development initiatives prove successful, and with the reduction of our interest expense resulting from the IPO-related transactions discussed above, we expect to reverse the recent trend of producing annual net losses. Although we intend to pursue strategies which we expect to reverse the recent trend of annual net losses, our ability to do so will be subject to future economic conditions and to commercial, financial, and other factors, many of which are beyond our control. There can be no assurances that we will be able to meet our objectives in whole or in part, or at all.

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

         HURRICANE CHARGES

         During September 1998, Hurricane Georges damaged components of our St. Eustatius facility. However, operations were not significantly impacted by the hurricane and returned to normal within days of the storm. During 1998, we recorded a charge of $0.8 million representing an insurance deductible of $0.5 million related to the hurricane damage and certain other costs resulting from the hurricane which will not be recovered through our insurance policies.

         LOSS ON SALE OF ASSETS

         As more fully discussed in note 12 of the notes to consolidated financial statements, we recognized a loss on the sale of Statia Terminals Southwest, Inc. during the year ended December 31, 1998 of $1.7 million.

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

                                                          Quarters Ended
                                    ---------------------------------------------------------
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

         CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities was $12.9 million, $4.1 million and $8.6 million for the years ended December 31, 1997, 1998 and 1999, respectively. Investing activities during 1997, 1998 and 1999 included purchases of property and equipment of $5.3 million, $10.7 million and $8.6 million, respectively. See "Capital Expenditures" below. Additionally, as more fully discussed in note 12 of the notes to consolidated financial statements, on July 29, 1998, we received $6.5 million of cash proceeds from the sale of our Brownsville, Texas, facility.

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

         During the year ended December 31, 1999, we declared dividends to the Parent totaling $12.5 million of which $3.8 million remained payable at December 31, 1999 and was subsequently paid. During the years ended December 31, 1997 and 1998, we paid dividends to the Parent of $2.7 million and $1.5 million, respectively. The Parent used the proceeds from these dividends to pay certain management fees discussed in note 10 of the notes to consolidated financial statements, among other things. Additionally, during the year ended December 31, 1998, we utilized the net proceeds from the sale of the Brownsville, Texas, facility to pay $6.15 million to our Parent.

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

         The debt service costs associated with the borrowings under the mortgage notes impose a significant burden on our liquidity. The mortgage notes accrue interest at 11 3/4% per annum payable semi-annually on May 15 and November 15. The mortgage notes will mature on November 15, 2003. As further discussed in note 5 of the notes to consolidated financial statements, the mortgage notes are redeemable in whole or in part at our option at any time on or after November 15, 2000 at redemption prices set forth in the indenture relating to the mortgage notes. Under the terms of the indenture, we may also forego the redemption process and repurchase the mortgage notes in the open market after November 15, 2000. Any time on or prior to November 15, 1999, we were allowed to redeem or repurchase up to 35% of the aggregate principal amount of the mortgage notes with the proceeds of one or more equity offerings. As further discussed above and in note 3 of the notes to consolidated financial statements, during May 1999, and in connection with our Parent's initial public offering of equity, we repurchased in the open market a principal amount of $34 million of the mortgage notes.

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

         As of March 30, 2000, no event of default existed and was continuing. The consolidated fixed charge coverage ratio as defined in the indenture was 2.0 to 1 at December 31, 1999. Additionally, at December 31, 1999, the sum of our dividends, restricted payments, aggregate consolidated net income (deficit) and capital stock proceeds was approximately $19.5 million.

         We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of the mortgage notes, to fund working capital needs, capital expenditures and other operating requirements, including any expenditures required by applicable environmental laws and regulations, and to service debt. It is unlikely that we will be able to repay the mortgage notes at maturity through projected operating cash flow, and it will be necessary to refinance all or a portion of the mortgage notes, or redeem the mortgage notes from additional equity funds, on or after November 15, 2000, and before their maturity on November 15, 2003. We continuously monitor financial market conditions and our financial position to determine when and whether we will refinance or redeem, all or a portion of the mortgage notes prior to their maturity. Although we intend to refinance and believe that we will be able to refinance the mortgage notes during the November 15, 2000, to November 15, 2003 time period, our operating performance and ability to service or refinance the mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to commercial, financial, and other factors, many of which are beyond our control. There can be no assurances that we will be able to repay at maturity or refinance our indebtedness in whole or in part, or at all, on terms acceptable to us. If we are unable to repay or refinance the mortgage notes at or prior to maturity, we will be forced to adopt alternative strategies that may include seeking additional equity capital.

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

                   SUMMARY OF CAPITAL EXPENDITURES BY LOCATION
                             (Dollars in thousands)

                                                    Produce           Sustain
                                                  Incremental         Existing
                                                    Revenues         Operations          Total            % of Total
                                                  -----------        ----------       ----------          ----------
YEAR ENDED DECEMBER 31, 1997
   Netherlands Antilles                             $    696        $   2,860         $    3,556              66.5%
   Canada                                                120              834                954              17.9%
   Brownsville, Texas, facility (1)                      125              100                225               4.2%
   All other United States (2)                            --              609                609              11.4%
                                                    --------        ---------         ----------           --------
     Total                                          $    941        $   4,403         $    5,344             100.0%
                                                    ========        =========         ==========           ========

YEAR ENDED DECEMBER 31, 1998
   Netherlands Antilles                             $    667        $   5,990         $    6,657              62.1%
   Canada                                                829              476              1,305              12.2%
   Brownsville, Texas, facility (1)                      218               94                312               2.9%
   All other United States (2)                            --            2,440              2,440              22.8%
                                                    --------        ---------         ----------           --------
     Total                                          $  1,714        $   9,000         $   10,714             100.0%
                                                    ========        =========         ==========           ========

YEAR ENDED DECEMBER 31, 1999
   Netherlands Antilles                             $    586        $   4,613         $    5,199              60.5%
   Canada                                                416            1,602              2,018              23.5%
   United States (2)                                      --            1,376              1,376              16.0%
                                                    --------        ---------         ----------           --------
     Total                                          $  1,002        $   7,591         $    8,593             100.0%
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

         We accrued a total of $1.5 million during 1996 to cover environmental, health and safety costs we have identified as not being covered by the Praxair agreement as well as the $0.5 million identified above. Through December 31, 1999, $32,000 of this amount had been expended. We periodically review the adequacy of this accrual and during 1999 determined $0.25 million originally provided for environmental contingencies at our St. Eustatius facility were no longer necessary. Accordingly, this portion of the accrual was eliminated and credited to costs of revenues. We believe that environmental, health and safety costs will not have a material adverse effect on our financial position, cash flows or results of operations, subject to reimbursements from Praxair.

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

         The following table sets forth certain information with respect to the managing directors and executive officers of Statia Terminals International N.V. as of March 30, 2000:

       Name                           Age          Position
       ----                           ----         --------

James G. Cameron                       54       Managing Director
John K. Castle                         59       Managing Director
David B. Pittaway                      48       Managing Director
Justin B. Wender                       30       Managing Director
James F. Brenner                       41       Vice President and Treasurer
Jack R. Pine                           60       Secretary

         The following table sets forth certain information with respect to the directors and executive officers of Statia Terminals Canada, Incorporated as of March 30, 2000:

       Name                           Age            Position
       ----                           ----         --------

Paul R. Crissman                        44       Director and President
James G. Cameron                        54       Director
Clarence W. Brown                       50       Director
James F. Brenner                        41       Vice President-Finance
Jack R. Pine                            60       Secretary

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

         The following table sets forth certain information with respect to the directors and executive officers of Statia Terminals, Inc. as of March 30, 2000:


       Name                           Age          Position
       ----                           ----         --------
James G. Cameron                      54       Director, Chairman of the Board and President
Thomas M. Thompson, Jr.               55       Director and Executive Vice President
Robert R. Russo                       44       Director and Senior Vice President
Jack R. Pine                          60       Senior Vice President, General Counsel and Secretary
John D. Franklin                      43       Vice President--Marine Fuel Marketing
James F. Brenner                      41       Vice President--Finance, Treasurer and Assistant Secretary

         The following table sets forth certain information with respect to the directors of the Parent as of March 30, 2000:

       Name                           Age          Position
       ----                           ----         --------

James G. Cameron                      54           Director
John K. Castle                        59           Director
Admiral James L. Holloway, III        78           Director
Francis Jungers                       73           Director
David B. Pittaway                     48           Director
Jonathan R. Spicehandler, M.D.        51           Director
Ernest "Jackie" Voges                 68           Director
Justin B. Wender                      30           Director

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

                                                                                   Long-Term
                                                                                 Compensation
                                                                                    Awards
                                                                                 -----------
                                            Annual                                  Shares
                                         Compensation                             Underlying
         Name and                    --------------------     Other Annual       Options/SARs         All Other
  Principal Position (1)      Year   Salary($)  Bonus ($)   Compensation($)(2)   (#Shares)(3)     Compensation($)(4)
  ----------------------      ----   ---------  ---------   ------------------   ------------     ------------------
James G. Cameron              1999   $292,596   $187,514        $ 576,959              --             $ 69,476
                              1998    275,482    211,875               --             615               69,525
                              1997    248,655     97,050               --             630               68,077

Thomas M. Thompson, Jr.       1999    253,269    158,417          449,857              --               16,696
                              1998    241,549    173,750               --             490               16,677
                              1997    208,434     79,000               --             500               15,449

Robert R. Russo               1999    228,846    148,718          395,589              --               14,897
                              1998    199,232    145,000               --             425               13,816
                              1997    178,883     68,400               --             430               12,680

Jack R. Pine                  1999    163,010     77,592          196,604              --               12,098
                              1998    161,929     97,500               --             185               11,410
                              1997    129,450     51,550               --             190               10,648

John D. Franklin              1999    149,616     77,592          173,278              --               11,162
                              1998    139,616     97,500               --             185               10,784
                              1997    128,653     49,250               --             190               10,059

James F. Brenner              1999    154,731     77,592          154,713              --               11,462
                              1998    130,289     91,250           57,587             175               10,941
                              1997    108,895     43,400               --             165                9,033

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

         AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 1999
                           AND YEAR-END OPTION VALUES


                                                         Number of Shares Underlying          Value of Unexercised
                              Shares                        Unexercised Options at           In-the-Money Options at
                             Acquired                         December 31, 1999                 December 31, 1999
                                On          Value        ------------------------------     ----------------------------
Name                        Exercise(1)    Realized (1)   Exercisable     Unexercisable     Exercisable    Unexercisable
----                        -----------    ------------   -----------      ------------     -----------    -------------
James G. Cameron              1,245        $1,104,315         0                0                 0              0
Thomas M. Thompson, Jr.         990           878,130         0                0                 0              0
Robert R. Russo                 855           758,385         0                0                 0              0
Jack R. Pine                    375           332,625         0                0                 0              0
John D. Franklin                375           332,625         0                0                 0              0
James F. Brenner                340           301,580         0                0                 0              0


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


                                             Common Shares              Subordinated Shares (1)           Incentive Rights(1)
                                             -------------              -----------------------           -------------------
         Name & Address of                           Percent of                       Percent of                     Percent of
      Beneficial Owner(2)(3)         # of Shares    Outstanding      # of Shares     Outstanding    # of Shares      Outstanding
      ----------------------         -----------    -----------      -----------     -----------    -----------      -----------
James G. Cameron                           --           --            195,488             5.1          1,954.88          5.1
Thomas M. Thompson, Jr.                   110            *            152,424             4.0          1,542.24          4.0
Robert R. Russo                            --           --            134,035             3.5          1,340.35          3.5
Jack R. Pine                               --           --             66,615             1.8            666.15          1.8
John D. Franklin                           --           --             58,711             1.5            587.11          1.5
James F. Brenner                           --           --             52,420             1.4            524.20          1.4
Clarence W. Brown                          --           --             10,080             *              100.80          *
Paul R. Crissman                           --           --              9,597             *               95.97          *
John K. Castle(4)
  c/o Castle Harlan, Inc.
  150 East 58th Street
  New York, NY 10155                       --           --          3,800,000           100.0            38,000        100.0
David B. Pittaway                          --           --             16,129             *              161.29          *
Justin B. Wender                           --           --                806             *                8.06          *
James L. Holloway III                      --           --             12,097             *              120.97          *
Francis Jungers                        21,050            *             16,129             *              161.29          *
Jonathan R. Spicehandler                   --           --             16,129             *              161.29          *
Ernest Voges                               --           --              8,065             *               80.65          *
All directors and executive
  officers as a group (4)              21,160            *          3,800,000           100.0         38,000           100.0
Castle Harlan Partners II L.P.,
  affiliates and Castle Harlan
  employees(4)
  c/o Castle Harlan, Inc.
  150 East 58th Street
  New York, NY 10155                       --           --          3,800,000           100.0         38,000           100.0
Statia Terminals Holdings N.V.(4)          --           --          3,800,000           100.0         38,000           100.0


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              MANAGEMENT AGREEMENT

         As part of the acquisition by Castle Harlan Partners II L.P., Statia Terminals Group entered into a management agreement with Castle Harlan, Inc. providing for the payment to Castle Harlan, Inc., subject to certain conditions, of an annual management fee of $1.35 million, plus expenses, for advisory and strategic planning services in relation to the day-to-day affairs of Statia Terminals Group. Such services were performed at the discretion of Castle Harlan, Inc. The management agreement also entitled Castle Harlan, Inc. to additional compensation should it perform services for Statia Terminals Group related to certain financing activities, including initial public offerings. Statia Terminals Group compensated Castle Harlan, Inc. $0.78 million for services performed in relation to Statia Terminals Group's initial public offering of equity. In the event the net proceeds from any sale of the M/V STATIA RESPONDER exceeded a specified threshold, Castle Harlan, Inc. would have been entitled to an additional payment of up to $1 million. Under the indenture relating to the mortgage notes, dividends from Statia Terminals International to Statia Terminals Group permitting Statia Terminals Group to pay Castle Harlan's annual management fee and expenses are excepted from the limitation on restricted payments so long as no default or event of default exists. During the years ended December 31, 1997 and 1998, Statia Terminals International paid dividends to Statia Terminals Group of $2.7 million and $1.5 million, respectively, related to this agreement. No such dividend was paid in 1999. This management agreement was amended and restated at the closing of Statia Terminals Group's initial public offering of equity on April 28, 1999, to eliminate the $1.35 million management fee and require that any such services be provided only at the request of Statia Terminals Group. The amended and restated management agreement continues to provide for reimbursement of ordinary and necessary expenses and a continuing indemnity for the period up to the termination date of November 27, 2006, and any extension thereto.

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

                                                                                                Page
                                                                                                ----
         STATIA TERMINALS INTERNATIONAL N.V.
                  Report of Independent Certified Public Accountants                             F-2
                  Consolidated Balance Sheets
                      as of December 31, 1998 and 1999                                           F-3
                  Consolidated Statements of Income (Loss)
                      for the years ended December 31, 1997, 1998 and 1999                       F-4
                  Consolidated Statements of Stockholder's Equity
                      for the years ended December 31, 1997, 1998 and 1999                       F-5
                  Consolidated Statements of Cash Flows
                      for the years ended December 31, 1997, 1998 and 1999                       F-6
                  Notes to consolidated financial statements                                     F-7

         STATIA TERMINALS CANADA, INCORPORATED

                  Report of Independent Certified Public Accountants                             F-24
                  Consolidated Balance Sheets
                      as of December 31, 1998 and 1999                                           F-25
                  Consolidated Statements of Income (Loss) and Retained Earnings (Deficit)
                      for the years ended December 31, 1997, 1998 and 1999                       F-26
                  Consolidated Statements of Cash Flows
                      for the years ended December 31, 1997, 1998 and 1999                       F-27
                  Notes to consolidated financial statements                                     F-28


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

Arthur Andersen LLP

West Palm Beach, Florida
    January 26, 2000.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                              December 31,
                                                                                       ---------------------------
                                                                                         1998              1999
                                                                                       ---------         ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                           $  13,873         $   3,632
   Accounts receivable-
     Trade, less allowance for doubtful accounts of
       $785 and $804 in 1998 and 1999, respectively                                        7,562            12,957
     Other                                                                                 2,328             3,704
   Inventory, net                                                                          4,528             3,239
   Prepaid expenses                                                                          172             1,723
                                                                                       ---------         ---------
       Total current assets                                                               28,463            25,255

PROPERTY AND EQUIPMENT, net                                                              209,970           206,031

OTHER NONCURRENT ASSETS, net                                                               4,745             2,985
                                                                                       ---------         ---------

       Total assets                                                                    $ 243,178         $ 234,271
                                                                                       =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                    $   9,012         $  14,098
   Dividend payable to Parent                                                                 --             3,750
   Accrued interest payable                                                                2,027             1,516
   Other accrued expenses                                                                  8,439             6,219
                                                                                       ---------         ---------
     Total current liabilities                                                            19,478            25,583

LONG-TERM DEBT- 11-3/4% FIRST MORTGAGE NOTES                                             135,000           101,000
                                                                                       ---------         ---------

     Total liabilities                                                                   154,478           126,583

STOCKHOLDER'S EQUITY:
   Common stock, $1 par value, 30,000 shares authorized, 6,000 and 6,100 shares issued and outstanding at December 31, 1998 and
     1999, respectively                                                                        6                 6
   Additional paid-in capital                                                             92,344           126,090
   Accumulated deficit                                                                    (3,650)          (18,408)
                                                                                       ---------         ---------
     Total stockholder's equity                                                           88,700           107,688
                                                                                       ---------         ---------

     Total liabilities and stockholder's equity                                        $ 243,178         $ 234,271
                                                                                       =========         =========



   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

                                                                              December 31,
                                                              --------------------------------------------
                                                                 1997             1998              1999
                                                              ---------         ---------        ---------
REVENUES:
   Terminaling services                                       $  53,165         $  66,625        $  61,665
   Product sales                                                 89,334            70,137          106,678
                                                              ---------         ---------        ---------
     Total revenues                                             142,499           136,762          168,343
                                                              ---------         ---------        ---------

COSTS OF REVENUES:
   Terminaling services                                          38,356            40,739           38,064
   Product sales                                                 84,588            65,149           99,601
                                                              ---------         ---------        ---------
     Total costs of revenues                                    122,944           105,888          137,665
                                                              ---------         ---------        ---------

   Gross profit                                                  19,555            30,874           30,678

ADMINISTRATIVE EXPENSES                                           6,348             7,315            8,039

SPECIAL COMPENSATION EXPENSE                                         --                --            4,099

HURRICANE CHARGES                                                    --               800            1,750
                                                              ---------         ---------        ---------

   Operating income                                              13,207            22,759           16,790

LOSS (GAIN) ON DISPOSITION OF PROPERTY AND
   EQUIPMENT                                                       (109)            1,652               --

INTEREST EXPENSE                                                 16,874            16,851           14,286

INTEREST INCOME                                                     459               588              759
                                                              ---------         ---------        ---------

   Income (loss) before provision for income taxes and
     extraordinary charge                                        (3,099)            4,844            3,263

PROVISION FOR INCOME TAXES                                          780               320              780
                                                              ---------         ---------        ---------

   Income (loss) before extraordinary charge                     (3,879)            4,524            2,483

EXTRAORDINARY CHARGE RELATED TO EARLY
   EXTINGUISHMENT OF DEBT                                            --                --            4,743
                                                              ---------         ---------        ---------

     Net income (loss) available to common stockholder        $  (3,879)        $   4,524        $  (2,260)
                                                              =========         =========        =========



   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                          Common Stock             Additional
                                                     -----------------------         Paid-in      Accumulated
                                                        Share   s     Common         Capital         Deficit          Total
                                                      ---------      ---------    -----------     ------------      ---------
BALANCE, December 31, 1996                                6,000      $       6      $  78,494       $     (95)      $  78,405

Net loss to common stockholder                               --             --             --          (3,879)         (3,879)

Common stock dividends                                       --             --             --          (2,700)         (2,700)
                                                      ---------      ---------      ---------       ---------       ---------

BALANCE, December 31, 1997                                6,000              6         78,494          (6,674)         71,826

Net income available to common stockholder                   --             --             --           4,524           4,524

Common stock dividend                                        --             --             --          (1,500)         (1,500)

Reclassification of stockholder's equity subject
   to reduction                                              --             --         20,000              --          20,000

Payment to Parent                                            --             --         (6,150)             --          (6,150)
                                                      ---------      ---------      ---------       ---------       ---------

BALANCE, December 31, 1998                                6,000              6         92,344          (3,650)         88,700

Net loss to common stockholder                               --             --             --          (2,260)         (2,260)

Issuance of common stock to Parent                          100             --         33,746              --          33,746

Common stock dividends                                       --             --             --         (12,498)        (12,498)
                                                      ---------      ---------      ---------       ---------       ---------

BALANCE, December 31, 1999                                6,100      $       6      $ 126,090       $ (18,408)      $ 107,688
                                                      =========      =========      =========       =========       =========


   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                         December 31,
                                                                            ------------------------------------------
                                                                              1997             1998             1999
                                                                            --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) available to common stockholder                        $ (3,879)        $  4,524         $ (2,260)
     Adjustments to reconcile net income (loss) available to common stockholder to net cash provided by operating activities:
     Depreciation, amortization, and certain non-cash charges                 10,911           12,060           11,532
     Provision for bad debts                                                      11               72               20
     Extraordinary charge on early extinguishment of debt                         --               --            4,743
     Hurricane charges                                                            --              800            1,750
     Non-cash special compensation expense                                        --               --            2,152
     Loss (gain) on disposition of property and equipment                       (109)           1,652               --
     (Increase) decrease in accounts receivable - trade                        2,060            2,458           (5,415)
     (Increase) decrease in other accounts receivables                           747               19           (1,376)
     (Increase) decrease in inventory                                          3,722           (3,281)           1,289
     (Increase) decrease in prepaid expense                                      769               97           (1,551)
     (Increase) decrease in other noncurrent assets                             (134)               4              (70)
     Increase (decrease) in accounts payable                                  (2,195)           1,555            2,683
     Increase (decrease) in accrued expenses                                     493              (97)          (2,729)
     Increase (decrease) in payable to affiliates                                 58             (331)             252
                                                                            --------         --------         --------
       Net cash provided by operating activities                              12,454           19,532           11,020
                                                                            --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                         (5,344)         (10,714)          (8,593)
   Proceeds from sale of property and equipment                                  112              122               15
   Proceeds from sale of Statia Terminals Southwest, Inc.                         --            6,500               --
   Accrued transaction costs and purchase price adjustments                   (7,703)              --               --
                                                                            --------         --------         --------
     Net cash used in investing activities                                   (12,935)          (4,092)          (8,578)
                                                                            --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock to Parent                           --               --           33,746
   Repurchase of First Mortgage Notes                                             --               --          (37,681)
   Dividends paid to Parent                                                   (2,700)          (1,500)          (8,748)
   Payment to Parent                                                              --           (6,150)              --
   Borrowings under revolving credit facility                                     --               --            3,403
   Repayments of revolving credit facility                                        --               --           (3,403)
                                                                            --------         --------         --------
     Net cash used in financing activities                                    (2,700)          (7,650)         (12,683)
                                                                            --------         --------         --------

     Increase (decrease) in cash and cash equivalents                         (3,181)           7,790          (10,241)

CASH AND CASH EQUIVALENTS, at beginning of year                                9,264            6,083           13,873
                                                                            --------         --------         --------

CASH AND CASH EQUIVALENTS, at end of year                                   $  6,083         $ 13,873         $  3,632
                                                                            ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

   Cash paid for taxes                                                      $    513         $    369         $    677
                                                                            ========         ========         ========
   Cash paid for interest                                                   $ 15,334         $ 15,940         $ 14,012
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

     ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         The Company is subject to comprehensive and periodically changing environmental, health and

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

safety laws and regulations within the jurisdictions of its operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm water, and the disposal of non-hazardous and hazardous waste. Expenditures for environmental, health and safety matters, which benefit future periods and qualify as property and equipment, are capitalized and depreciated over the respective lives of the assets. During the years ended December 31, 1997, 1998, and 1999, such expenditures aggregated approximately $1,300, $2,700 and $2,500, respectively. The Company expenses, on a current basis, routine operational compliance costs. During the years ended December 31, 1997, 1998, and 1999, such costs aggregated approximately $200, $900, and $1,200, respectively.

         The Company accrues for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount can be reasonably estimated. The Company recognizes amounts recoverable from third parties when the collection of such amounts is probable. Recoverable amounts and accrued costs are included in Accounts receivable - Other and Other accrued expenses, respectively. See Note 9 for a further discussion of such matters.

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

     RECLASSIFICATIONS

         Certain reclassifications were made to the 1997 and 1998 financial statements and notes thereto in order to conform to the 1999 presentation.

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

       The following unaudited pro forma consolidated results of operations for the year ended December 31, 1999, were prepared to illustrate the estimated effects of the use of the net proceeds from the Parent's initial public offering of equity and the restructuring as described in the Parent's Registration Statement on Form S-1, (collectively, the "pro forma transactions") as if the pro forma transactions had occurred at the beginning of each period. This pro forma financial information is provided for informational purposes only and does not purport to be indicative of the results of operations which would have been obtained had the pro forma transactions been completed on the dates indicated or results of operations for any future date or period.

Revenues                                                               $ 168,343

Operating income                                                          20,889

Net income available to common stockholder                                 8,049


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

         Notwithstanding the foregoing, any time on or prior to November 15, 1999, the Issuers were allowed to redeem or repurchase up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more equity offerings, plus accrued and unpaid interest, if any, to the date of redemption or repurchase, provided that after giving effect to such redemption or repurchase, at least 65% of the aggregate principal amount of the Notes would remain outstanding. As further discussed in Note 3, during May 1999 and in connection with the Parent's initial public offering of equity, the Company repurchased in the open market a principal amount of $34,000 of the Notes.

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

6. LEASES

         The Company charters certain marine equipment and rents facilities under cancelable and noncancelable operating leases. Rental expense on operating leases was $3,763, $3,409 and $3,619 for the years ended December 31, 1997, 1998 and 1999, respectively. Future rental commitments during the years ending 2000 through 2004 are $4,151, $5,025, $5,011, $4,273 and $1,879, respectively.

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

8. INCOME TAXES

         The sources of income (loss) by jurisdiction before the provision for income taxes and extraordinary charge are:

                               For the Years Ended December 31,
                            -------------------------------------
                               1997          1998          1999
                            ----------    ---------     ---------

U.S.                        $  (1,823)    $    (362)    $      41
Non-U.S.                       (1,276)        5,206         3,222
                            ----------    ---------     ---------
                            $  (3,099)    $   4,844     $   3,263
                            ==========    =========     =========

         The provision for income taxes consisted of:

                              For the Years Ended December 31,
                             ---------------------------------------
                               1997           1998          1999
                             ----------     ----------    ----------
   Current:
      U.S.                   $    (128)     $    -        $     123
      State                        (42)          -             -
      Non-U.S.                    (610)          (320)         (903)
                             ----------     ----------    ----------
        Total provision      $    (780)     $    (320)    $    (780)
                             ==========     ==========    ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)



         A reconciliation of income taxes at the U.S. statutory rate of 35% to the Company's provision for income taxes is as follows:


                                                                              For the Years Ended December 31,
                                                                          ---------------------------------------
                                                                              1997           1998          1999
                                                                          ------------   -----------   ----------
Income (loss) before provision for income taxes and extraordinary
  charge                                                                  $    (3,099)   $     4,844   $    3,263
                                                                          ------------   -----------   ----------

Tax (provision) benefit at U.S. statutory rate                                  1,085         (1,695)      (1,142)
State income taxes                                                                (14)            --           --
Non-U.S. tax rate differential and losses without tax benefit                  (1,851)         1,375          362
                                                                           -----------    ----------    ---------
                                                                           $     (780)    $     (320)   $    (780)
                                                                           ===========    ==========    =========


         The principal temporary differences included on the balance sheets, as of December 31, are:

                                                  1998          1999
                                               ----------    -------

Net operating loss and ITC carryforwards        $  28,080     $  26,146
Valuation allowance                               (28,080)      (26,146)
                                                ---------     ---------
                                                $      --            --
                                                =========     =========

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)


         Certain of the Company's Netherlands Antilles subsidiaries are not part of the Free Zone and Profit Tax Agreement and, accordingly, pay Netherlands Antilles federal income tax at an effective tax rate of up to 45%. Approximately $67, $28 and $48 of Netherlands Antilles profit tax is included in the Non-U.S. tax provision for the years ended December 31, 1997, 1998 and 1999, respectively.

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

         The Company has also identified certain other environmental, health and safety costs not covered by the agreement with Praxair for which $1,500 were accrued in 1996 in conjunction with the Castle Harlan Acquisition. Through December 31, 1999, $32 of this amount had been expended. Management periodically reviews the adequacy of this accrual and during 1999 determined $250 originally provided for environmental contingencies at the Company's St. Eustatius facility were no longer necessary. Accordingly, this portion of the accrual was eliminated and credited to costs of revenues.

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)



     ACCRUED EXPENSES

         A summary of other accrued expenses consists of the following as of December 31:

                                     1998          1999
                                  ---------     ---------
Personnel and related costs       $   2,835     $   2,061
Professional fees                     1,175           792
Environmental expenses                1,490         1,208
Accrued taxes                         1,412         1,493
Other                                 1,527           665
                                  ---------    ----------

                                  $   8,439     $   6,219
                                  =========     =========

10. CASTLE HARLAN MANAGEMENT AGREEMENT

         In November 1996, the Parent entered into a ten-year management agreement with Castle Harlan, Inc., to pay an annual management fee of $1,350, plus out-of-pocket expenses, for advisory and strategic planning services in relation to the day-to-day affairs of the Parent. Such services were performed at the discretion of Castle Harlan, Inc. The management agreement also entitled Castle Harlan, Inc. to additional compensation should it perform services for the Parent related to certain financing activities, including initial public offerings. The Parent compensated Castle Harlan, Inc. $778 for services performed in relation to the Parent's initial public offering of equity. This management fee agreement was amended and restated at the closing of the Parent's initial public offering of equity on April 28, 1999, to eliminate the $1,350 management fee and require that any such services be provided only at the request of the Parent. The Parent has not requested any such services subsequent to April 28, 1999, nor has Castle Harlan, Inc. provided any such services. The amended and restated management agreement continues to provide for reimbursement of ordinary and necessary expenses and a continuing indemnity for the period up to the termination date of November 27, 2006 and any extension thereto.

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

         The following information is provided for the Company's terminaling services and product sales segments:


                                                                  For the Years Ended December 31,
                                                               --------------------------------------
                                                                  1997          1998          1999
                                                               ----------    ----------    ----------
REVENUES:
   Terminaling services                                        $   53,165    $   66,625    $   61,665
   Product sales                                                   89,334        70,137       106,678
                                                               ----------    ----------    ----------
     Total                                                     $  142,499    $  136,762    $  168,343
                                                               ==========    ==========    ==========

ADJUSTED EBITDA:
   Terminaling services                                        $   19,123    $   30,191    $   27,613
   Product sales                                                    4,652         4,466         6,584
                                                               ----------    ----------    ----------
     Total                                                     $   23,775    $   34,657    $   34,197
                                                               ==========    ==========    ==========

DEPRECIATION AND AMORTIZATION EXPENSE:
   Terminaling services                                        $   10,307    $   11,218    $   11,196
   Product sales                                                      604           203           371
                                                               ----------    ----------    ----------
     Total                                                     $   10,911    $   11,421    $   11,567
                                                               ==========    ==========    ==========

ADJUSTED EBIT:
   Terminaling services                                        $    8,816    $   18,973    $   16,417
   Product sales                                                    4,048         4,263         6,213
                                                               ----------    ----------    ----------
     Total                                                     $   12,864    $   23,236    $   22,630
                                                               ==========    ==========    ==========

CAPITAL EXPENDITURES:
   Terminaling services                                        $    4,735    $    8,274    $    7,572
   Product sales                                                       58         1,212           161
   Other unallocated                                                  551         1,228           860
                                                               ----------    ----------    ----------
     Total                                                     $    5,344    $   10,714    $    8,593
                                                               ==========    ==========    ==========

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
                                                                            ===========    ===========

         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for income taxes and extraordinary charge is as follows:


                                                                      For the Years Ended December 31,
                                                                   ----------------------------------
                                                                      1997          1998        1999
                                                                   ---------     ----------    ---------
Adjusted EBIT                                                      $  12,864     $  23,236     $  22,630
Interest expense excluding debt cost amortization expense            (15,963)      (15,940)      (13,518)
Special compensation expense                                              --            --        (4,099)
Hurricane charges                                                         --          (800)       (1,750)
Loss on sale of Statia Terminals Southwest, Inc.                          --        (1,652)           --
                                                                   ---------     ----------    ---------
   Income (loss) before provision for income taxes and
     extraordinary charge                                          $  (3,099)    $   4,844     $   3,263
                                                                   ==========    =========     =========

         The following information is provided with respect to the geographic operations of the Company:

                                                                     For the Years Ended December 31,
                                                                 ---------------------------------------
                                                                     1997          1998          1999
                                                                 ----------    ----------     ----------
REVENUES:
   Caribbean                                                     $  122,042    $  114,091     $  149,852
   Canada                                                            18,586        21,058         18,491
   United States                                                      1,871         1,613             --
                                                                 ----------    ----------     ----------
     Total revenues                                              $  142,499    $  136,762     $  168,343
                                                                 ==========    ==========     ==========


                                                                                    December 31,
                                                                               ------------------------
                                                                                  1998         1999
                                                                               ----------    ----------
LONG-TERM ASSETS:
   Caribbean                                                                   $  183,873    $  176,895
   Canada                                                                          29,170        29,522
   United States                                                                    1,672         2,599
                                                                               ----------    ----------
                                                                               $  214,715    $  209,016
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

         The following table sets forth such revenues as a percentage of our total revenue.


                                                                        For the Years Ended December 31,
                                                                        --------------------------------
                                                                          1997        1998         1999
                                                                        ---------   ---------    -------
Saudi Aramco related revenues:
   Storage and throughput contract and related indirect revenues           7.0%        7.4%         6.1%
   Unaffiliated third parties                                              6.4%        7.7%         6.4%
   Bunker sales                                                            2.1%        1.5%         2.3%
                                                                        -------     -------      -------
     Total                                                                15.5%       16.6%        14.8%
                                                                        =======     =======      =======

Tosco related revenues:
   Storage and throughput contract and related indirect revenues           6.9%        7.1%         5.1%
   Unaffiliated third parties                                              3.9%        1.9%         0.9%
   Bunker sales                                                            0.1%        0.0%         0.0%
                                                                        -------     -------      -------
     Total                                                                10.9%        9.0%         6.0%
                                                                       ========     =======      =======

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


                                                          Balance,       Charges      Deductions,     Balance,
                                                          Beginning         to        Write-offs,      End of
                                                          Of Period      Expense          Net          Period
                                                          ---------      -------      -----------      ------
Trade Accounts Receivable Valuation Account:
   For the year ended December 31, 1997                   $     769      $      11     $      50      $     830
   For the year ended December 31, 1998                         830             72          (117)           785
   For the year ended December 31, 1999                         785             20            (1)           804

Deferred Tax Asset Valuation Allowance:
   For the year ended December 31, 1997                   $  31,548      $      --     $  (1,866)     $  29,682
   For the year ended December 31, 1998                      29,682            371        (1,973)        28,080
   For the year ended December 31, 1999                      28,080             --        (1,934)        26,146


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

Arthur Andersen LLP

West Palm Beach, Florida
    January 26, 2000.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                            December 31,
                                                                     ------------------------
                                                                       1998             1999
                                                                     -------          -------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                         $ 4,409          $   209
   Accounts receivable-
     Trade, less allowance for doubtful accounts of $62
       and $78 in 1998 and 1999, respectively                            903            1,496
     Other                                                             1,340            1,960
   Inventory, net                                                        323               81
   Prepaid expenses                                                       54              255
   Receivable from affiliates                                          2,305            2,986
                                                                     -------          -------
     Total current assets                                              9,334            6,987

PROPERTY AND EQUIPMENT, net                                           28,192           28,705

OTHER NONCURRENT ASSETS, net                                             979              817
                                                                     -------          -------

     Total assets                                                    $38,505          $36,509
                                                                     =======          =======

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                  $ 2,141          $ 1,166
   Accrued interest payable                                              421              421
   Other accrued expenses                                              2,422            1,577
                                                                     -------          -------
     Total current liabilities                                         4,984            3,164

LONG-TERM DEBT                                                        28,060           28,060
                                                                     -------          -------

     Total liabilities                                                33,044           31,224

STOCKHOLDER'S EQUITY:
   Common stock, no par value, 1,000,000 shares authorized,
     1 share issued and outstanding                                       --               --
   Additional paid-in capital                                          2,266            2,266
   Retained earnings                                                   3,195            3,019
                                                                     -------          -------
     Total stockholder's equity                                        5,461            5,285
                                                                     -------          -------

     Total liabilities and stockholder's equity                      $38,505          $36,509
                                                                     =======          =======



   The accompanying notes are an integral part of these financial statements.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                             (DOLLARS IN THOUSANDS)


                                                                                                    December 31,
                                                                                     ------------------------------------------
                                                                                       1997             1998            1999
                                                                                     --------         --------         --------
REVENUES                                                                             $ 18,892         $ 21,521         $ 18,547

COSTS OF REVENUES                                                                      12,868           12,031           10,106
                                                                                     --------         --------         --------

         Gross profit                                                                   6,024            9,490            8,441

ADMINISTRATIVE EXPENSES                                                                 2,054            2,775            5,102
                                                                                     --------         --------         --------

         Operating income                                                               3,970            6,715            3,339

INTEREST EXPENSE                                                                        3,507            3,506            3,536

INTEREST INCOME                                                                            28              104              118
                                                                                     --------         --------         --------

         Income (loss) before provision for income taxes                                  491            3,313              (79)

PROVISION FOR INCOME TAXES                                                                247               --               97
                                                                                     --------         --------         --------

         Net income (loss) available to common stockholder                                244            3,313             (176)

RETAINED EARNINGS (DEFICIT),                                                             (362)            (118)           3,195
                                                                                     --------         --------         --------
   beginning of year

RETAINED EARNINGS (DEFICIT),
   end of year                                                                       $   (118)        $  3,195         $  3,019
                                                                                     ========         ========         ========

   The accompanying notes are an integral part of these financial statements

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                December 31,
                                                                    ----------------------------------------
                                                                     1997           1998             1999
                                                                    -------       ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) available to common stockholder                $   244         $ 3,313         $  (176)
   Adjustments to reconcile net income (loss) available to
     common stockholder to net cash provided by (used
     in) operating activities-
       Depreciation and amortization                                  1,533           1,837           1,698
       Provision for bad debts                                           --              --              15
       Increase in accounts receivable - trade                           --             (31)           (608)
       Increase in other accounts receivables                          (459)           (251)           (620)
       Decrease in inventory                                            624             210             243
       (Increase) decrease in prepaid expense                            10               3            (201)
       (Increase) decrease in other noncurrent assets                     1               4             (29)
       Increase (decrease) in accounts payable                           90           1,363            (975)
       Increase (decrease) in accrued expenses                          (99)            500            (848)
       Increase (decrease) in payable to affiliates                     288            (996)           (681)
                                                                    -------         -------         -------
         Net cash provided by (used in) operating activities          2,232           5,952          (2,182)
                                                                    -------         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (954)         (1,305)         (2,018)
   Proceeds from sale of property and equipment                          --             118              --
   Accrued transaction costs and purchase price adjustments          (2,488)             --              --
                                                                    -------         -------         -------
     Net cash used in investing activities                           (3,442)         (1,187)         (2,018)
                                                                    -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in advances from affiliates                    1,597          (1,597)             --
                                                                    -------         -------         -------
     Net cash provided by (used in)  financing activities             1,597          (1,597)             --
                                                                    -------         -------         -------

       Increase (decrease) in cash and cash equivalents                 387           3,168          (4,200)

CASH AND CASH EQUIVALENTS, at beginning of year                         854           1,241           4,409
                                                                    -------         -------         -------

CASH AND CASH EQUIVALENTS, at end of year                           $ 1,241         $ 4,409         $   209
                                                                    =======         =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

     Cash paid for taxes                                            $   124         $    65         $   162
                                                                    =======         =======         =======
     Cash paid for interest                                         $ 3,187         $ 3,315         $ 3,345
                                                                    =======         =======         =======


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

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)


     ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         The Company is subject to comprehensive and periodically changing environmental, health and safety laws and regulations within the jurisdictions of its operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm water, and the disposal of non-hazardous and hazardous waste. Expenditures for environmental, health and safety matters, which benefit future periods and qualify as property and equipment, are capitalized and depreciated over the respective lives of the assets. The Company expenses, on a current basis, routine operational compliance costs.

         The Company accrues for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount can be reasonably estimated. The Company recognizes amounts recoverable from third parties when the collection of such amounts is probable. Recoverable amounts and accrued costs are included in Accounts receivable - Other and Other accrued expenses, respectively. See Note 8 for a further discussion of such matters.

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

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

     RECLASSIFICATIONS

         Certain reclassifications were made to the 1997 and 1998 financial statements and notes thereto in order to conform to the 1999 presentation.

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

                                        Optional
                                    ----------------
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

6. LEASES

         The Company charters certain marine equipment under a noncancelable operating lease. Rental expense on such operating lease was $450 for the year ended December 31, 1999. Future rental commitments during the years ending 2000 through 2004 are $1,800, $1,800, $1,800, $1,800 and $1,050, respectively.

7. RELATED PARTY TRANSACTIONS

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


8. COMMITMENT AND CONTINGENCIES

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

9. SEGMENT INFORMATION

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

         The following information is provided for the Company's terminaling services and product sales segments:


                                                                  For the Years Ended December 31,
                                                               --------------------------------------
                                                                  1997          1998          1999
                                                               ----------    ----------    ----------
REVENUES:
   Terminaling services                                        $   15,566    $   20,640    $   18,300
   Product sales                                                    3,326           881           247
                                                               ----------    ----------    ----------
     Total                                                     $   18,892    $   21,521    $   18,547
                                                               ==========    ==========    ==========

ADJUSTED EBITDA:
   Terminaling services                                        $    5,195    $    8,428    $    6,564
   Product sales                                                      145            37           (85)
                                                               ----------    ----------    ----------
     Total                                                     $    5,340    $    8,465    $    6,479
                                                               ==========    ==========    ==========

DEPRECIATION AND AMORTIZATION EXPENSE:
   Terminaling services                                        $    1,514    $    1,819    $    1,678
   Product sales                                                       19            18            20
                                                               ----------    ----------    ----------
     Total                                                     $    1,533    $    1,837    $    1,698
                                                               ==========    ==========    ==========

ADJUSTED EBIT:
   Terminaling services                                        $    3,681    $    6,609    $    4,886
   Product sales                                                      126            19          (105)
                                                               ----------    ----------    -----------
     Total                                                     $    3,807    $    6,628    $    4,781
                                                               ==========    ==========    ==========

CAPITAL EXPENDITURES:
   Terminaling services                                        $      954    $    1,305    $    2,018
   Product sales                                                       --            --            --
                                                               ----------    ----------    ----------
     Total                                                     $      954    $    1,305    $    2,018
                                                               ==========    ==========    ==========


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
                                                     ===========    ===========

         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for income taxes is as follows:


                                                                      For the Years Ended December 31,
                                                                   -------------------------------------
                                                                      1997          1998          1999
                                                                   ---------    ----------     ---------
Adjusted EBIT                                                      $   3,807    $    6,628     $   4,781
Interest expense excluding debt cost amortization expense             (3,316)       (3,315)       (3,345)
Unallocated administrative expense                                        --            --        (1,515)
                                                                   ---------    ----------     ----------
   Income (loss) before provision for income taxes                 $     491    $    3,313     $     (79)
                                                                   =========    ==========    ===========

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

         The following table sets forth such revenues as a percentage of our total revenue.

                                                                        For the Years Ended December 31,
                                                                        --------------------------------
                                                                          1997        1998         1999
                                                                        ---------   ---------    -------
   Storage and throughput contract and related indirect revenues          52.1%       45.2%        46.0%
   Unaffiliated third parties                                             29.3%       12.0%         8.5%
   Bunker sales                                                            0.6%        0.0%         0.0%
                                                                        ---------   ---------    -------
     Total                                                                82.0%       57.2%        54.5%
                                                                        =========   =========    =======

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

                                 STATIA TERMINALS INTERNATIONAL N.V.

                                 By: /s/ James G. Cameron
                                     -------------------------------------------
                                     James G. Cameron
                                     Managing Director
                                     November 14, 2000

                                 By: /s/ James F. Brenner
                                     -------------------------------------------
                                     James F. Brenner
                                     Vice President and Treasurer
                                     November 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By: /s/ James G. Cameron
                                     -------------------------------------------
                                     James G. Cameron
                                     Managing Director
                                     (Principal Executive Officer)
                                     November 14, 2000

                                 By: /s/ John K. Castle
                                     -------------------------------------------
                                     John K. Castle
                                     Managing Director
                                     November 14, 2000

                                 By: /s/ David B. Pittaway
                                     -------------------------------------------
                                     David B. Pittaway
                                     Managing Director
                                     November 14, 2000

                                 By: /s/ Justin B. Wender
                                     -------------------------------------------
                                     Justin B. Wender
                                     Managing Director
                                     November 14, 2000

                                 By: /s/ James F. Brenner
                                     -------------------------------------------
                                     James F. Brenner
                                     Vice President and Treasurer
                                     (Principal Financial and Accounting
                                      Officer)
                                     November 14, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 STATIA TERMINALS CANADA, INCORPORATED

                                 By: /s/ Paul R. Crissman
                                     -------------------------------------------
                                     Paul R. Crissman
                                     Director and President
                                     November 14, 2000


                                 By: /s/ James F. Brenner
                                     -------------------------------------------
                                     James F. Brenner
                                     Vice President-Finance
                                     November 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By: /s/ Paul R. Crissman
                                     -------------------------------------------
                                     Paul R. Crissman
                                     Director and President
                                     (Principal Executive Officer)
                                     November 14, 2000


                                 By: /s/ Clarence W. Brown
                                     -------------------------------------------
                                     Clarence W. Brown
                                     Director
                                     November 14, 2000


                                 By: /s/ James G. Cameron
                                     -------------------------------------------
                                     James G. Cameron
                                     Director
                                     November 14, 2000


                                 By: /s/ James F. Brenner
                                     -------------------------------------------
                                     James F. Brenner
                                     Vice President-Finance
                                     (Principal Financial and Accounting
                                       Officer)
                                     November 14, 2000

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

10.10*******   Amended and restated Employment Agreement, effective April 28,
               1999, between Statia

10.11*******   Terminals Group N.V., Statia Terminals, Inc. and James F.
               Brenner. Amended and restated Employment Agreement, effective
               April 28, 1999, between Statia Terminals Group N.V., Statia
               Terminals, Inc. and Jack R. Pine.

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

21.1(phi)      Subsidiaries of the Registrants.

27.1           Financial Data Schedule for Statia Terminals International N.V.
               (for electronic filing only).

27.2 Financial Data Schedule for Statia Terminals Canada, Incorporated (for electronic filing only).

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

(phi) Incorporated by reference to our December 31, 1999 Form 10-K, dated March 31, 2000.