Form 10-Q/A
period 2000-03-31
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 2000-11-14
CIK 1029101, 1029102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

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

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED


                         QUARTERLY REPORT ON FORM 10-Q/A
                                 MARCH 31, 2000


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


         THIS QUARTERLY REPORT ON FORM 10-Q/A (THIS "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2, AND 3 OF PART I HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "BELIEVE," "ANTICIPATE," "EXPECT," "ESTIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND OTHER PETROLEUM PRODUCTS, CHANGES IN THE PETROLEUM TERMINALING INDUSTRY, ADDED COSTS DUE TO CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, THE LOSS OF A MAJOR CUSTOMER OR CUSTOMERS, THE FINANCIAL CONDITION OF OUR CUSTOMERS, INTERRUPTION OF OUR OPERATIONS CAUSED BY ADVERSE WEATHER CONDITIONS, THE CONDITION OF THE U.S. AND CERTAIN FOREIGN ECONOMIES, AND OTHER MATTERS INCLUDED IN THIS REPORT AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                For the Three Months Ended
                                                                         March 31,
                                                                       (Unaudited)
                                                                --------------------------
                                                                  1999              2000
                                                                --------          --------
REVENUES:
   Terminaling services                                         $ 16,628          $ 12,430
   Product sales                                                  20,787            29,875
                                                                --------          --------
       Total revenues                                             37,415            42,305
                                                                --------          --------

COSTS OF REVENUES:
   Terminaling services                                            9,621            10,115
   Product sales                                                  18,979            28,117
                                                                --------          --------
       Total costs of revenues                                    28,600            38,232
                                                                --------          --------

   Gross profit                                                    8,815             4,073

ADMINISTRATIVE EXPENSES                                            2,125             2,161

SPECIAL COMPENSATION EXPENSE                                       1,947                --
                                                                --------          --------

        Operating income                                           4,743             1,912

INTEREST EXPENSE                                                   4,202             3,168

INTEREST INCOME                                                      175                21
                                                                --------          --------

      Income (loss) before provision for income taxes                716            (1,235)

PROVISION FOR INCOME TAXES                                           254               264
                                                                --------          --------

     Net income (loss) available to common stockholder          $    462          $ (1,499)
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                        ---------------------------
                                                                                          1999               2000
                                                                                        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) available to common stockholder                                   $    462           $ (1,499)
    Adjustments to reconcile net income (loss) available to common stockholder to net cash provided by operating activities:
        Depreciation, amortization and non-cash charges                                    2,956              3,704
        Increase in accounts receivable-trade                                             (1,335)              (275)
        (Increase) decrease in other receivables                                             717               (401)
        Decrease in inventory                                                              3,079                416
        (Increase) decrease in prepaid expenses                                             (590)               677
        (Increase) decrease in other non-current assets                                      (44)                37
        Increase (decrease) in accounts payable                                             (912)               326
        Increase in accrued expenses                                                       4,259              2,587
                                                                                        --------           --------

            Net cash provided by operating activities                                      8,592              5,572
                                                                                        --------           --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
        Purchases of property and equipment                                               (2,008)            (2,759)
        Proceeds from sale of property and equipment                                          15                 --
                                                                                        --------           --------

            Net cash used in investing activities                                         (1,993)            (2,759)
                                                                                        --------           --------

CASH FLOWS USED IN FINANCING ACTIVITIES:
        Dividends paid to Parent                                                              --             (3,750)
                                                                                        --------           --------

            Net cash used in financing activities                                             --             (3,750)
                                                                                        --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           6,599               (937)

CASH AND CASH EQUIVALENTS, beginning of period                                            13,873              3,632
                                                                                        --------           --------

CASH AND CASH EQUIVALENTS, end of period                                                $ 20,472           $  2,695
                                                                                        ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes                                                          $    188           $     94
                                                                                        ========           ========
    Cash paid for interest                                                              $     18           $     31
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals International N.V. ("Statia") and Subsidiaries (together with Statia, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 (the "Form 10-K/A"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at March 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 1999, and 2000. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         Certain reclassifications were made to the 1999 financial statements and notes thereto in order to conform to the 2000 presentation. Additionally, the transactions discussed in note 3 below impacted the Company's results of operations and financial condition, and affect comparability across periods. These financial statements should be read in conjunction with the Form 10-K/A.

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)


2. SEGMENT INFORMATION- (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:

                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                     1999             2000
                                                    -------          -------

             REVENUES:
                 Terminaling services               $16,628          $12,430
                 Product sales                       20,787           29,875
                                                    -------          -------
                     Total                          $37,415          $42,305
                                                    =======          =======

             ADJUSTED EBITDA:
                 Terminaling services               $ 8,152          $ 3,679
                 Product sales                        1,443            1,788
                                                    -------          -------
                     Total                          $ 9,595          $ 5,467
                                                    =======          =======

             DEPRECIATION AND AMORTIZATION
                 EXPENSE:
                 Terminaling services               $ 2,897          $ 3,445
                 Product sales                           59              259
                                                    -------          -------
                     Total                          $ 2,956          $ 3,704
                                                    =======          =======

             ADJUSTED EBIT:
                 Terminaling services               $ 5,255          $   234
                 Product sales                        1,384            1,529
                                                    -------          -------
                     Total                          $ 6,639          $ 1,763
                                                    =======          =======


         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for income taxes is as follows:


                                                               For the Three Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                 1999              2000
                                                                -------           -------

             Adjusted EBIT                                      $ 6,639           $ 1,763
             Special compensation expense                        (1,947)               --
             Interest expense excluding debt
                 amortization expense                            (3,976)           (2,998)
                                                                -------           -------

             Income (loss) before provision for income
                 taxes                                          $   716           $(1,235)
                                                                =======           =======


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)


3. SALE OF COMMON STOCK TO PARENT AND RELATED TRANSACTIONS

         As more fully discussed in the Form 10-K/A, on April 28, 1999, Statia's parent, Statia Terminals Group N.V. (the "Parent"), completed its initial public equity offering of 7.6 million Class A common shares. During the three months ended March 31, 1999, the Company recorded as special compensation expense a bonus in the amount of $1,947 for particular members of the Company's management. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the offering and other past compensation arrangements.

         The following unaudited pro forma consolidated results of operations for the three-month period ended March 31, 1999, were prepared to illustrate the estimated effects of the use of the net proceeds from the Parent's initial public offering of equity and the restructuring as described in the Parent's Registration Statement on Form S-1 (collectively, the "pro forma transactions") as if the pro forma transactions had occurred at the beginning of this period. The unaudited pro forma consolidated condensed results of operations should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and the notes thereto, and the other financial information included in the Parent's Registration Statement on Form S-1 (File No. 333-72317) and the Company's Form 10-K/A for the year ended December 31, 1999. This pro forma financial information is provided for informational purposes only and does not purport to be indicative of the results of operations which would have been obtained had the pro forma transactions been completed on the dates indicated or results of operations for any future date or period.

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


4. REPLACEMENT OF SINGLE POINT MOORING SYSTEM HOSES

         During the three months ended March 31, 2000, the Company replaced certain large hoses attached to its single point mooring system (the "SPM"). In connection with this hose change-out, the Company adopted the component depreciation method for the SPM and its hoses as of January 1, 2000, which resulted in a change in the estimated useful lives for depreciation purposes for these hoses. As a result, the Company incurred a non-cash charge of $832 to depreciation expense which is included in Costs of Revenues.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)


5. DIVIDEND OF M/V STATIA RESPONDER TO PARENT

         In March, 2000, the ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred to the Parent as a dividend in the amount of $4,707 representing the net book value of the vessel.

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                            (DOLLARS IN THOUSANDS)


6. STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY - (CONTINUED)


              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   December 31,     March 31,
                                                                      1999            2000
                                                                   -----------       -------
                                                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                       $   209          $   879
    Accounts receivable-
        Trade, net                                                    1,496              875
        Other                                                         1,960              831
    Inventory, net                                                       81               67
    Prepaid expenses                                                    255              330
    Receivable from affiliates                                        2,986            4,144
                                                                    -------          -------

            Total current assets                                      6,987            7,126

PROPERTY AND EQUIPMENT, net                                          28,705           28,524

OTHER NONCURRENT ASSETS, net                                            817              735
                                                                    -------          -------

                Total assets                                        $36,509          $36,385
                                                                    =======          =======

LIABILITIES AND STOCKHOLDER'S EQUITY

ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES                      $ 3,164          $ 3,595

LONG-TERM DEBT- 11-3/4% FIRST MORTGAGE NOTES                         28,060           28,060
                                                                    -------          -------

            Total liabilities                                        31,224           31,655

STOCKHOLDER'S EQUITY:
    Common stock and additional paid-in capital                       2,266            2,266
    Retained earnings                                                 3,019            2,464
                                                                    -------          -------

            Total stockholder's equity                                5,285            4,730
                                                                    -------          -------

                Total liabilities and stockholder's equity          $36,509          $36,385
                                                                    =======          =======


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)


6. STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY - (CONTINUED)

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                                            For the Three Months Ended
                                                                     March 31,
                                                             --------------------------
                                                               1999            2000
                                                             -------          -------
REVENUES                                                     $ 5,117          $ 3,443

COSTS OF REVENUES                                              2,480            2,347
                                                             -------          -------

    Gross profit                                               2,637            1,096

ADMINISTRATIVE EXPENSES                                        1,699              740
                                                             -------          -------

    Operating income                                             938              356

INTEREST EXPENSE                                                 875              876

INTEREST INCOME                                                   55               10
                                                             -------          -------

    Income (loss) before provision for income taxes              118             (510)

PROVISION FOR INCOME TAXES                                        41               45
                                                             -------          -------

    Net income (loss) available to common
    stockholder                                              $    77          $  (555)
                                                             =======          =======



              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        For the Three Months Ended
                                                                March 31,
                                                        ---------------------------
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
                                                        =======           =======



       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals International N.V. and Subsidiaries (the "Company") as of March 31, 2000, and the three month periods ended March 31, 1999, and 2000 included herein. Reference should also be made to the Company's Annual Report on Form 10-K/A that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated condensed income statements.

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                              For the Three Months Ended March 31,
                                                               ----------------------------------------------------------------
                                                                          1999                                2000
                                                               ----------------------------       -----------------------------
                                                                                    % of                                % of
                                                                Dollars            Revenues       Dollars              Revenues
                                                               --------            --------       --------             --------
Revenues:
    Terminaling services                                       $ 16,628              44.4%         $ 12,430               29.4%
    Product sales                                                20,787              55.6%           29,875               70.6%
                                                               --------             -----          --------              -----
        Total revenues                                           37,415             100.0%           42,305              100.0%
                                                               --------             -----          --------              -----
 Costs of revenues:
    Terminaling services                                          9,621              25.7%           10,115               23.9%
    Product sales                                                18,979              50.7%           28,117               66.5%
                                                               --------             -----          --------              -----
        Total costs of revenues                                  28,600              76.4%           38,232               90.4%
                                                               --------             -----          --------              -----
    Gross profit                                                  8,815              23.6%            4,073                9.6%
 Administrative expenses                                          2,125               5.7%            2,161                5.1%
 Special compensation expense                                     1,947               5.2%               --               --
                                                               --------             -----          --------              -----
    Operating income                                              4,743              12.7%            1,912                4.5%
 Interest expense                                                 4,202              11.2%            3,168                7.5%
 Interest income                                                    175               0.4%               21                0.1%
                                                               --------             -----          --------              -----
 Income (loss) before provision for income taxes                    716               1.9%           (1,235)              (2.9)%
 Provision for income taxes                                         254               0.7%              264                0.6%
                                                               --------             -----          --------              -----
    Net income (loss) available to common stockholder          $    462               1.2%         $ (1,499)              (3.5)%
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

                              REVENUES BY LOCATION
                             (DOLLARS IN THOUSANDS)


                                                          For the Three Months Ended March 31,
                                                ---------------------------------------------------------
                                                           1999                            2000
                                                ------------------------         ------------------------
                                                                   % of                             % of
                                                Dollars            Total         Dollars            Total
                                                -------            -----         -------            -----
Netherlands Antilles and the Caribbean          $32,298             86.3%        $38,876             91.9%
Canada                                            5,117             13.7%          3,429              8.1%
                                                -------            -----         -------            -----

    Total                                       $37,415            100.0%        $42,305            100.0%
                                                =======            =====         =======            =====



                          OPERATING INCOME BY LOCATION

                             (DOLLARS IN THOUSANDS)

                                                          For the Three Months Ended March 31,
                                                ---------------------------------------------------------
                                                           1999                            2000
                                                ------------------------         ------------------------
                                                                   % of                             % of
                                                Dollars            Total         Dollars            Total
                                                -------            -----         -------            -----
Netherlands Antilles and the Caribbean          $3,805             80.2%        $1,691             88.5%
Canada                                             938             19.8%           221             11.5%
                                                ------             -----        ------            -----

    Total                                       $4,743            100.0%        $1,912            100.0%
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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)


                                                                       For the Three Months Ended
                                                                                 March 31,
                                                                       --------------------------
                                                                         1999               2000
                                                                        ------             ------
           Netherlands Antilles and the Caribbean:
               Total capacity                                           11,334             11,334
               Capacity leased                                             95%                76%
               Throughput                                               16,208             12,280
               Vessel calls                                                262                216

           Canada:
               Total capacity                                            7,404              7,404
               Capacity leased                                             96%                59%
               Throughput                                                6,924              8,937
               Vessel calls                                                 17                 21

           All locations:
               Total capacity                                           18,738             18,738
               Capacity leased                                             95%                69%
               Throughput                                               23,132             21,217
               Vessel calls                                                279                237



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

         Revenues from terminaling services at Point Tupper decreased approximately $1.6 million, or 31.9%, during the three months ended March 31, 2000, as compared to the same periods of 1999. The decrease is due primarily to a lower percentage capacity leased during the three months ended March 31, 2000, resulting in lower storage revenues. The percentage of tank capacity leased at Point Tupper decreased from 96% for the three months ended March 31, 1999, to 59% for the same period of 2000. These decreases are primarily the result of the decision by a customer of this facility, which is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Partially offsetting reduced storage revenues were revenues from a higher number of barrels throughput by this facility's primary crude oil customer. Four additional cargo vessels called during the three months ended March 31, 2000, as compared to the same period of 1999, which led to a higher number of barrels throughput and revenues from port charges at this facility.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


GROSS PROFIT

         Gross profit for the three months ended March 31, 2000, was $4.1 million compared to $8.8 million for the same period of 1999, representing a decrease of $4.7 million, or 53.8%. The decrease in gross profit is primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales. Gross profit from terminaling services decreased primarily as a result of certain customers choosing not to renew their storage and throughput contracts due, in part, to reduced supply resulting from the accord established among many of the oil exporting nations. Additionally, during the three months ended March 31, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge of $0.8 million to depreciation expense which is included in Costs of Revenues.

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

SPECIAL COMPENSATION EXPENSE

         As more fully discussed in note 3 of the notes to consolidated condensed financial statements included in Part I, Item 1 of this Report, we recorded special compensation expense during the three months ended March 31, 1999, of $1.9 million.

INTEREST EXPENSE

         During the three months ended March 31, 2000, we incurred $3.2 million of interest expense compared to $4.2 million for the same period of 1999. Interest expense includes interest accrued on our mortgage notes due in 2003, amortization expense related to deferred financing costs, other interest expense, and bank charges. In May 1999, we repurchased $34.0 million of the mortgage notes which resulted in lower interest expense on this debt.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         As of May 11, 2000, no event of default under the indenture to the mortgage notes existed and was continuing. The fixed charge coverage ratio as defined in the indenture was less than 2.0 to 1 at March 31, 2000. As a result, we are prevented from making certain restricted payments and incurring certain indebtedness, among other things, until such ratio is at least 2.0 to 1. We are not restricted by this provision of the indenture from borrowing on the revolving credit facility discussed below. Additionally, at March 31, 2000, the sum of our dividends, restricted payments, aggregate consolidated net income (deficit), and capital stock proceeds was approximately $13.4 million. Such sum must be positive in order for us to make certain restricted payments, including dividends to our Parent.

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

         We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of the mortgage notes, to fund working capital needs, capital expenditures and other operating requirements, including any expenditures required by applicable environmental laws and regulations, and to service debt. It is unlikely that we will be able to repay the mortgage notes at maturity through projected operating cash flow, and it will be necessary to refinance all or a portion of the mortgage notes, or redeem the mortgage notes from additional equity funds, on or after November 15, 2000, and before their maturity on November 15, 2003. We continuously monitor financial market conditions and our financial position to determine when and whether we will refinance or redeem, all or a portion of the mortgage notes prior to their maturity. Although we intend to refinance and believe that we will be able to refinance the mortgage notes during the November 15, 2000, to November 15, 2003, time period, our operating performance and ability to service or refinance the mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to commercial, financial, and other factors, many of which are beyond our control. There can be no assurances that we will be able to repay at maturity or refinance our indebtedness in whole or in part, or at all, on terms acceptable to us. If we are unable to repay or refinance the mortgage notes at or prior to maturity, we will be forced to adopt alternative strategies that may include seeking additional equity capital.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


CAPITAL EXPENDITURES

         Our projected capital spending for 2000 is $7.7 million for operations sustaining capital expenditures and $0.3 million to produce incremental revenues. Additional spending is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenues and those which sustain our operations.

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)


                                                             For the Three Months Ended March 31,
                                                   ---------------------------------------------------------
                                                              1999                            2000
                                                   ------------------------         ------------------------
                                                                      % of                             % of
                                                   Dollars            Total         Dollars            Total
                                                   -------            -----         -------            -----
Produce incremental revenues                        $  121              6.0%        $   84              3.0%
Operations sustaining capital expenditures           1,887             94.0%         2,675             97.0%
                                                    ------            -----         ------            -----

    Total                                           $2,008            100.0%        $2,759            100.0%
                                                    ======            =====         ======            =====



ENVIRONMENTAL MATTERS

         As more fully discussed in the Form 10-K/A, the Castle Harlan acquisition agreement includes a covenant whereby Praxair shall assume financial responsibility for some environmental investigation, remediation, and upgrade costs at Point Tupper. Praxair has recently indicated that they are interested in reaching a monetary settlement of their remaining obligations under the covenant. Negotiations concerning such matters are in their preliminary stages.

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



                                                                             As of March 31, 2000
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

                           PART II - OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS.

         Reference is made to Item 3. Legal Proceedings included in the Company's 1999 Annual Report on Form 10-K/A. There have been no material developments in the Company's legal proceedings since the Form 10-K/A was filed.

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


                                           STATIA TERMINALS INTERNATIONAL N.V.
                                                     (Registrant)



Date:    November 14, 2000
                                           By: /s/ James G. Cameron
                                               ---------------------------------
                                                   James G. Cameron
                                                   Director
                                                   (As Authorized Officer)



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




                                           STATIA TERMINALS CANADA, INCORPORATED
                                                    (Registrant)
Date:    November 14, 2000



                                           By: /s/ James F. Brenner
                                               -------------------------------
                                                   James F. Brenner
                                                   Vice President-Finance
                                                   (As Authorized Officer and
                                                   Principal Financial Officer)





                                    Page S-1