Form 10-Q/A
period 2000-06-30
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 2000-11-14
CIK 1029101, 1029102

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

For the transition period from __________________ to ________________________

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

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED


                         QUARTERLY REPORT ON FORM 10-Q/A
                                  JUNE 30, 2000


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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                           For the Three Months Ended             For the Six Months Ended
                                                                   June 30,                                June 30,
                                                           ---------------------------          ---------------------------
                                                             1999               2000              1999               2000
                                                           --------           --------          --------           --------
REVENUES:
   Terminaling services                                    $ 17,408           $ 14,311          $ 34,036           $ 26,741
   Product sales                                             24,859             39,916            45,646             69,791
                                                           --------           --------          --------           --------
       Total revenues                                        42,267             54,227            79,682             96,532
                                                           --------           --------          --------           --------

COSTS OF REVENUES:
   Terminaling services                                      10,699             10,303            20,320             20,418
   Product sales                                             23,100             38,057            42,079             66,174
                                                           --------           --------          --------           --------
       Total costs of revenues                               33,799             48,360            62,399             86,592
                                                           --------           --------          --------           --------

   Gross profit                                               8,468              5,867            17,283              9,940

ADMINISTRATIVE EXPENSES                                       1,660              2,438             3,785              4,599

SPECIAL COMPENSATION EXPENSE                                  2,152                 --             4,099                 --
                                                           --------           --------          --------           --------

        Operating income                                      4,656              3,429             9,399              5,341

INTEREST EXPENSE                                              3,735              3,192             7,937              6,360

INTEREST INCOME                                                 347                 33               522                 54
                                                           --------           --------          --------           --------

        Income (loss) before provision for income
           taxes and extraordinary charge                     1,268                270             1,984               (965)

PROVISION FOR INCOME TAXES                                      239                257               493                521
                                                           --------           --------          --------           --------

        Income (loss) before extraordinary charge             1,029                 13             1,491             (1,486)

EXTRAORDINARY CHARGE RELATED TO
   EARLY EXTINGUISHMENT OF DEBT                               4,743                 --             4,743                 --
                                                           --------           --------          --------           --------
        Net income (loss) available to common
         stockholder                                       $ (3,714)          $     13          $ (3,252)          $ (1,486)
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                               For the Six Months Ended
                                                                                        June 30,
                                                                              ---------------------------
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

2. SEGMENT INFORMATION- (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:


                                                         For the Three Months Ended         For the Six Months Ended
                                                                   June 30,                         June 30,
                                                         --------------------------         -------------------------
                                                           1999             2000              1999            2000
                                                          -------          -------          -------          -------
REVENUES:
       Terminaling services                               $17,408          $14,311          $34,036          $26,741
       Product sales                                       24,859           39,916           45,646           69,791
                                                          -------          -------          -------          -------
                        Total                             $42,267          $54,227          $79,682          $96,532
                                                          =======          =======          =======          =======

ADJUSTED EBITDA:
       Terminaling services                               $ 7,951          $ 4,520          $16,102          $ 8,199
       Product sales                                        1,912            1,698            3,355            3,486
                                                          -------          -------          -------          -------
                         Total                            $ 9,863          $ 6,218          $19,457          $11,685
                                                          =======          =======          =======          =======

DEPRECIATION AND AMORTIZATION
    EXPENSE:
       Terminaling services                               $ 2,777          $ 2,833          $ 5,675          $ 6,278
       Product sales                                          129               94              188              353
                                                          -------          -------          -------          -------
                         Total                            $ 2,906          $ 2,927          $ 5,863          $ 6,631
                                                          =======          =======          =======          =======

ADJUSTED EBIT:
       Terminaling services                               $ 5,174          $ 1,687          $10,427          $ 1,921
       Product sales                                        1,783            1,604            3,167            3,133
                                                          -------          -------          -------          -------
                       Total                              $ 6,957          $ 3,291          $13,594          $ 5,054
                                                          =======          =======          =======          =======



         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for income taxes and extraordinary charge is as follows:


                                                    For the Three Months Ended            For the Six Months Ended
                                                             June 30,                             June 30,
                                                   ----------------------------          ---------------------------
                                                     1999               2000               1999              2000
                                                   --------           --------           --------           --------
Adjusted EBIT                                      $  6,957           $  3,291           $ 13,594           $  5,054
Special compensation expense                         (2,152)                --             (4,099)                --
Interest expense excluding debt
   amortization expense                              (3,537)            (3,021)            (7,511)            (6,019)
                                                   --------           --------           --------           --------

Income (loss) before provision for income
   taxes and extraordinary charge                  $  1,268           $    270           $  1,984           $   (965)
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

         The following unaudited pro forma consolidated results of operations for the three and six month periods ended June 30, 1999, were prepared to illustrate the estimated effects of the use of the net proceeds from the Parent's initial public offering of equity and the restructuring as described in the Parent's Registration Statement on Form S-1 (collectively, the "pro forma transactions") as if the pro forma transactions had occurred at the beginning of these respective periods. The unaudited pro forma consolidated condensed results of operations should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and the notes thereto, the other financial information included in the Parent's Registration Statement on Form S-1 (File No. 333-72317), and the Company's Form 10-K/A for the year ended December 31, 1999. This pro forma financial information is provided for informational purposes only and does not purport to be indicative of the results of operations which would have been obtained had the pro forma transactions been completed on the dates indicated or results of operations for any future date or period.

                                             Unaudited Selected Pro Forma
                                                  Consolidated Results
                                            ---------------------------------
                                            For the Three        For the Six
                                             Months Ended        Months Ended
                                            June 30, 1999       June 30, 1999
                                            -------------       -------------

      REVENUES                                $42,267              $79,682

      OPERATING INCOME                          6,808               13,498

      NET INCOME AVAILABLE
               TO COMMON STOCKHOLDER            3,592                7,057

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


4. REPLACEMENT OF SINGLE POINT MOORING SYSTEM HOSES

         During the six months ended June 30, 2000, the Company replaced certain large hoses attached to its single point mooring system (the "SPM"). In connection with this hose change-out, the Company adopted the component depreciation method for the SPM and its hoses as of January 1, 2000, which resulted in a change in the estimated useful lives for depreciation purposes for these hoses. As a result, in addition to recurring depreciation charges, the Company incurred a non-cash charge to depreciation expense of $832 during the first quarter of 2000 which is included in Costs of Revenues.

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




              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

6. STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY - (CONTINUED)

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                                        For the Three Months Ended         For the Six Months Ended
                                                                June 30,                          June 30,
                                                        --------------------------          -----------------------
                                                          1999             2000              1999              2000
                                                         -------          -------           -------          -------
REVENUES                                                 $ 6,116          $ 4,384           $11,233          $ 7,827

COSTS OF REVENUES                                          2,980            2,722             5,460            5,069
                                                         -------          -------           -------          -------

      Gross profit                                         3,136            1,662             5,773            2,758

ADMINISTRATIVE EXPENSES                                      903              828             1,823            1,568

SPECIAL COMPENSATION EXPENSE                                 736               --             1,515               --
                                                         -------          -------           -------          -------

        Operating income                                   1,497              834             2,435            1,190

INTEREST EXPENSE                                             897              884             1,772            1,760

INTEREST INCOME                                               81                9               136               19
                                                         -------          -------           -------          -------

         Income (loss) before provision for
              income taxes                                   681              (41)              799             (551)

PROVISION FOR INCOME TAXES                                    40               45                81               90
                                                         -------          -------           -------          -------

          Net income (loss) available to common
               stockholder                               $   641          $   (86)          $   718          $  (641)
                                                         =======          =======           =======          =======



              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             For the Six Months Ended
                                                                      June 30,
                                                             -------------------------
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

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                  For the Three Months Ended June 30,
                                                                      ------------------------------------------------------------
                                                                                 1999                              2000
                                                                      ---------------------------         ------------------------
                                                                                           % of                            % of
                                                                       Dollars           Revenues         Dollars         Revenues
                                                                      --------           --------         -------         --------

Revenues:
    Terminaling services                                              $ 17,408              41.2%         $ 14,311           26.4%
    Product sales                                                       24,859              58.8%           39,916           73.6%
                                                                      --------             -----          --------          -----
        Total revenues                                                  42,267             100.0%           54,227          100.0%
                                                                      --------             -----          --------          -----
 Costs of revenues:
    Terminaling services                                                10,699              25.3%           10,303           19.0%
    Product sales                                                       23,100              54.7%           38,057           70.2%
                                                                      --------             -----          --------          -----
        Total costs of revenues                                         33,799              80.0%           48,360           89.2%
                                                                      --------             -----          --------          -----
    Gross profit                                                         8,468              20.0%            5,867           10.8%
 Administrative expenses                                                 1,660               3.9%            2,438            4.5%
 Special compensation expense                                            2,152               5.1%               --             --
                                                                      --------             -----          --------          -----
    Operating income                                                     4,656              11.0%            3,429            6.3%
 Interest expense                                                        3,735               8.8%            3,192            5.9%
 Interest income                                                           347               0.8%               33            0.1%
                                                                      --------             -----          --------          -----
 Income before provision for income taxes                                1,268               3.0%              270            0.5%
 Provision for income taxes                                                239               0.6%              257            0.5%
 Extraordinary charge related to early extinguishment of debt            4,743              11.2%               --             --
                                                                      --------             -----          --------          -----
    Net income (loss) available to common stockholder                 $ (3,714)             (8.8)%        $     13            0.0%
                                                                      ========             =====          ========          =====


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


                                                                               For the Six Months Ended June 30,
                                                                   -------------------------------------------------------
                                                                             1999                          2000
                                                                   ------------------------      -------------------------
                                                                                     % of                          % of
                                                                    Dollars        Revenues      Dollars          Revenues
                                                                   --------        --------      --------         --------
Revenues:
    Terminaling services                                           $ 34,036           42.7%      $ 26,741            27.7%
    Product sales                                                    45,646           57.3%        69,791            72.3%
                                                                   --------          -----       --------           -----
        Total revenues                                               79,682          100.0%        96,532           100.0%
                                                                   --------          -----       --------           -----
 Costs of revenues:
    Terminaling services                                             20,320           25.5%        20,418            21.2%
    Product sales                                                    42,079           52.8%        66,174            68.5%
                                                                   --------          -----       --------           -----
        Total costs of revenues                                      62,399           78.3%        86,592            89.7%
                                                                   --------          -----       --------           -----
    Gross profit                                                     17,283           21.7%         9,940            10.3%
 Administrative expenses                                              3,785            4.8%         4,599             4.8%
 Special compensation expense                                         4,099            5.1%            --              --
                                                                   --------          -----       --------           -----
    Operating income                                                  9,399           11.8%         5,341             5.5%
 Interest expense                                                     7,937           10.0%         6,360             6.6%
 Interest income                                                        522            0.7%            54             0.1%
                                                                   --------          -----       --------           -----
 Income (loss) before provision for income taxes                      1,984            2.5%          (965)           (1.0)%
 Provision for income taxes                                             493            0.6%           521             0.5%
 Extraordinary charge related to early extinguishment of debt         4,743            6.0%            --              --
                                                                   --------          -----       --------           -----
    Net loss to common stockholder                                 $ (3,252)          (4.1)%     $ (1,486)           (1.5)%
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


                                                           For the Three Months Ended June 30,
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


                                                             For the Six Months Ended June 30,
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


                                                           For the Three Months Ended June 30,
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



                                                            For the Six Months Ended June 30,
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

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)


                                           For the Three Months Ended        For the Six Months Ended
                                                     June 30,                         June 30,
                                           ---------------------------       -------------------------
                                             1999             2000             1999             2000
                                            ------           ------           ------           ------
Netherlands Antilles and
   the Caribbean:
                  Total capacity            11,334           11,334           11,334           11,334
                  Capacity leased               91%              87%              93%              82%
                  Throughput                17,468           18,680           33,676           30,960
                  Vessel calls                 258              225              520              441

Canada:
                  Total capacity             7,404            7,479            7,404            7,479
                  Capacity leased               94%              65%              95%              62%
                  Throughput                15,410           15,275           22,334           24,212
                  Vessel calls                  42               36               59               57

All locations:
                   Total capacity           18,738           18,813           18,738           18,813
                   Capacity leased              92%              78%              94%              74%
                   Throughput               32,878           33,955           56,010           55,172
                   Vessel calls                300              261              579              498


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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         Revenues from terminaling services at Point Tupper decreased approximately $1.7 million or 28.0% and $3.3 million or 29.7% during the three and six months ended June 30, 2000, as compared to the same periods of 1999. The decreases were due primarily to a lower percentage of tank capacity leased during the three and six months ended June 30, 2000, resulting in lower storage revenues. The percentage of tank capacity leased at Point Tupper decreased from 94% and 95% for the three and six months ended June 30, 1999, to 65% and 62% for the same periods of 2000. These decreases were primarily the result of the decision by a customer of this facility, who is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Partially offsetting reduced storage revenues were revenues from a higher number of barrels throughput by this facility's primary crude oil customer for the six months ended June 30, 2000. Six and two fewer cargo vessels called during the three and six months ended June 30, 2000, as compared to the same periods of 1999, which led to lower revenues from port charges at this facility.

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

GROSS PROFIT

         Gross profit for the three and six months ended June 30, 2000, was $5.9 million and $9.9 million compared to $8.5 million and $17.3 million for the same periods of 1999, representing decreases of $2.6 million or 30.7% and $7.4 million or 42.5%. The decreases in gross profit were primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales. Gross profit from terminaling services decreased primarily as a result of certain customers choosing not to renew their storage and throughput contracts due, in part, to reduced supply resulting from the accord established among many of the oil exporting nations. Additionally, during the six months ended June 30, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge of $0.8 million during the first quarter of 2000 to depreciation expense which is included in Costs of Revenues.

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

SPECIAL COMPENSATION EXPENSE

         As more fully discussed in note 3 of the notes to consolidated condensed financial statements included in Part I, Item 1, of this Report, we recorded special compensation expense during the three and six months ended June 30, 1999, of $2.2 million and $4.1 million.

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

EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF DEBT

         As more fully discussed in note 3 of the notes to consolidated condensed financial statements included in Part I, Item 1, of this Report, we recognized an extraordinary charge of $4.7 million during the six months ended June 30, 1999, in connection with the repurchase of $34.0 million of our mortgage notes. There was no income tax effect associated with this extraordinary charge.

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

         On April 28, 1999, the Parent completed its initial public equity offering of 7.6 million shares. The offering price was $20 per share raising gross proceeds to the Parent of $152.0 million. A portion of the offering proceeds was used by the Parent to purchase additional capital stock of Statia Terminals International amounting to $33.7 million, net of expenses. During May 1999, we used the proceeds from the sale of Statia Terminals International's capital stock, along with existing cash, to repurchase in the open market a principal amount of $34.0 million of the mortgage notes for $39.5 million, including acquisition costs and accrued interest of $3.7 million and $1.8 million, respectively.

         As of August 14, 2000, no event of default under the indenture to the mortgage notes existed and was continuing. The fixed charge coverage ratio as defined in the indenture was at least 2.0 to 1 at June 30, 2000. We are not restricted by this provision of the indenture from borrowing on the revolving credit facility discussed below. Additionally, at June 30, 2000, the sum of our dividends, restricted payments, aggregate consolidated net income (deficit), and capital stock proceeds was approximately $13.3 million. Such sum must be positive in order for us to make certain restricted payments, including dividends to our Parent.

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

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)

                                                               For the Three Months Ended June 30,
                                                   --------------------------------------------------------
                                                          1999                               2000
                                                   ------------------------         ------------------------
                                                                                    % of              % of
                                                   Dollars            Total         Dollars            Total
                                                   -------            -----         -------            -----
Produce incremental revenues                        $  175              8.5%          $   62            4.5%
Operations sustaining capital expenditures           1,874             91.5%           1,321           95.5%
                                                    ------            -----           ------           -----

    Total                                           $2,049            100.0%          $1,383           100.0%
                                                    ======            =====           ======           =====



                                                                For the Six Months Ended June 30,
                                                   --------------------------------------------------------
                                                          1999                               2000
                                                   ------------------------         ------------------------
                                                                                    % of               % of
                                                   Dollars            Total         Dollars            Total
                                                   -------            -----         -------            -----
Produce incremental revenues                        $  296              7.3%        $  146              3.5%
Operations sustaining capital expenditures           3,761             92.7%         3,996             96.5%
                                                    ------            -----         ------            -----

    Total                                           $4,057            100.0%        $4,142            100.0%
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

                       ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)


                                                                               As of June 30, 2000
                                                                        --------------------------------
                                                                        Carrying Value        Fair Value
                                                                        --------------        ----------
Petroleum Inventory:
    Statia Terminals N.V.                                                  $   4,840            $  5,210
    Statia Terminals Canada, Inc.                                                 70                 195
                                                                           ---------            --------

        Total                                                              $   4,910            $  5,405
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


                                        STATIA TERMINALS INTERNATIONAL N.V.
                                                   (Registrant)


Date:    November 14, 2000
                                        By: /s/ James G. Cameron
                                            ------------------------------------
                                                James G. Cameron
                                                Director
                                                (As Authorized Officer)



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


                                         STATIA TERMINALS CANADA, INCORPORATED
                                                  (Registrant)

Date:    November 14, 2000


                                         By: /s/ James F. Brenner
                                             -----------------------------------
                                                 James F. Brenner
                                                 Vice President-Finance
                                                 (As Authorized Officer and
                                                 Principal Financial Officer)






                                    Page S-1