Form 10-Q
period 2000-09-30
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 2000-11-14
CIK 1029101, 1029102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2000

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

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

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2000

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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,        SEPTEMBER 30,
                                                                  1999                2000
                                                              ------------        -------------
                                                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $    3,632          $    7,919
   Accounts receivable-
      Trade, net                                                   12,957              15,499
      Other                                                         3,704                 979
   Inventory, net                                                   3,239               1,925
   Prepaid expenses                                                 1,723               2,883
                                                               ----------          ----------

           Total current assets                                    25,255              29,205

PROPERTY AND EQUIPMENT, net                                       206,031             198,947

OTHER NONCURRENT ASSETS, net                                        2,985               2,399
                                                               ----------          ----------

           Total assets                                        $  234,271          $  230,551
                                                               ==========          ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $   14,098          $   13,742
   Dividend payable to Parent                                       3,750                  --
   Accrued interest payable                                         1,516               4,483
   Other accrued expenses                                           6,219               7,404
                                                               ----------          ----------

           Total current liabilities                               25,583              25,629

LONG TERM DEBT - 11-3/4% FIRST MORTGAGE NOTES                     101,000             101,000
                                                               ----------          ----------

           Total liabilities                                      126,583             126,629

STOCKHOLDER'S EQUITY:
   Common stock                                                         6                   6
   Additional paid-in capital                                     126,090             126,090
    Accumulated deficit                                           (18,408)            (22,174)
                                                               ----------          ----------
           Total stockholder's equity                             107,688             103,922
                                                               ----------          ----------

           Total liabilities and stockholder's equity          $  234,271          $  230,551
                                                               ==========          ==========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                                    --------------------------        ---------------------------
                                                                       1999            2000              1999             2000
                                                                    ---------        ---------        ---------         ---------
REVENUES:
   Terminaling services                                             $  14,292        $  17,929        $  48,328         $  44,670
   Product sales                                                       29,018           39,613           74,664           109,404
                                                                    ---------        ---------        ---------         ---------
       Total revenues                                                  43,310           57,542          122,992           154,074
                                                                    ---------        ---------        ---------         ---------

COSTS OF REVENUES:
   Terminaling services                                                 9,437           10,458           29,757            30,876
   Product sales                                                       27,491           38,136           69,570           104,310
                                                                    ---------        ---------        ---------         ---------
       Total costs of revenues                                         36,928           48,594           99,327           135,186
                                                                    ---------        ---------        ---------         ---------

      Gross profit                                                      6,382            8,948           23,665            18,888

ADMINISTRATIVE EXPENSES                                                 2,172            2,184            5,957             6,783

SPECIAL COMPENSATION EXPENSE                                               --               --            4,099                --
                                                                    ---------        ---------        ---------         ---------

        Operating income                                                4,210            6,764           13,609            12,105

INTEREST EXPENSE                                                        3,176            3,191           11,113             9,551

INTEREST INCOME                                                           105               64              627               118
                                                                    ---------        ---------        ---------         ---------

      Income before provision for income
        taxes and extraordinary charge                                  1,139            3,637            3,123             2,672

PROVISION FOR INCOME TAXES                                                 55              195              548               716
                                                                    ---------        ---------        ---------         ---------

     Income before extraordinary charge                                 1,084            3,442            2,575             1,956

EXTRAORDINARY CHARGE RELATED TO
     EARLY EXTINGUISHMENT OF DEBT                                          --               --            4,743                --
                                                                    ---------        ---------        ---------         ---------

     Net income (loss) available to common stockholder              $   1,084        $   3,442        $  (2,168)        $   1,956
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                              FOR THE NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                          ---------------------------------
                                                                                             1999                 2000
                                                                                          ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) available to common stockholder                                     $   (2,168)          $    1,956
    Adjustments to reconcile net income (loss) available to common stockholder to net cash provided by operating activities:
        Depreciation, amortization and non-cash charges                                        8,795                9,688
        Extraordinary charge related to early extinguishment of debt                           4,743                   --
        Non-cash special compensation expense                                                  2,152                   --
        Provision for bad debts                                                                   19                  555
        Increase in accounts receivable-trade                                                 (5,774)              (3,097)
        (Increase) decrease in accounts receivable-other                                      (1,903)               2,725
        Decrease in inventory                                                                  2,564                1,314
        Increase in prepaid expenses                                                          (1,097)              (1,160)
        (Increase) decrease in other noncurrent assets                                           (34)                  76
        Increase (decrease) in accounts payable                                                4,730                 (356)
        Increase in accrued interest payable and other accrued expenses                        1,414                4,152
                                                                                          ----------           ----------

            Net cash provided by operating activities                                         13,441               15,853
                                                                                          ----------           ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
        Purchases of property and equipment                                                   (6,331)              (6,801)
        Proceeds from sale of property and equipment                                              15                   --
                                                                                          ----------           ----------

            Net cash used in investing activities                                             (6,316)              (6,801)
                                                                                          ----------           ----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock to Parent                                  33,746                   --
        Repurchase of First Mortgage Notes                                                   (37,681)                  --
        Dividends paid                                                                        (3,678)              (4,765)
                                                                                          ----------           ----------

            Net cash used in financing activities                                             (7,613)              (4,765)
                                                                                          ----------           ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (488)               4,287

CASH AND CASH EQUIVALENTS, beginning of period                                                13,873                3,632
                                                                                          ----------           ----------

CASH AND CASH EQUIVALENTS, end of period                                                  $   13,385           $    7,919
                                                                                          ==========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes                                                            $      521           $      300
                                                                                          ==========           ==========
    Cash paid for interest                                                                $    8,665           $    6,073
                                                                                          ==========           ==========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals International N.V. ("Statia") and Subsidiaries (together with Statia, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 (the "Form 10-K/A"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at September 30, 2000, and the results of its operations and cash flows for the nine months ended September 30, 1999 and 2000. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

2. SEGMENT INFORMATION

         The Company is organized around several different factors, the two most significant of which are services and products, and geographic location. The Company's primary services and products are terminaling services (resulting in revenues from storage, throughput, dock usage, emergency response, and other terminal services) and product sales (such as sales of bunker fuels to ships and other bulk petroleum product sales).

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


2. SEGMENT INFORMATION- (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:

                                                      FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                      --------------------------        -------------------------
                                                        1999             2000             1999             2000
                                                      --------         --------         --------         --------
ADJUSTED EBITDA:
       Terminaling services                           $  5,431         $  8,758         $ 21,533         $ 16,957
       Product sales                                     1,471              856            4,826            4,342
                                                      --------         --------         --------         --------
                         Total                        $  6,902         $  9,614         $ 26,359         $ 21,299
                                                      ========         ========         ========         ========

DEPRECIATION AND AMORTIZATION
    EXPENSE:
       Terminaling services                           $  2,671         $  2,800         $  8,346         $  9,078
       Product sales                                        86              156              274              509
                                                      --------         --------         --------         --------
                         Total                        $  2,757         $  2,956         $  8,620         $  9,587
                                                      ========         ========         ========         ========

ADJUSTED EBIT:
       Terminaling services                           $  2,760         $  5,958         $ 13,187         $  7,879
       Product sales                                     1,385              700            4,552            3,833
                                                      --------         --------         --------         --------
                       Total                          $  4,145         $  6,658         $ 17,739         $ 11,712
                                                      ========         ========         ========         ========

         A reconciliation of Adjusted EBIT to the Company's income before provision for income taxes and extraordinary charge is as follows:

                                                       FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                      ----------------------------          ----------------------------
                                                        1999                2000              1999               2000
                                                      ---------          ---------          ---------          ---------
Adjusted EBIT                                         $   4,145          $   6,658          $  17,739          $  11,712
Special compensation expense                                 --                 --             (4,099)                --
Interest expense excluding debt
    amortization expense                                 (3,006)            (3,021)           (10,517)            (9,040)
                                                      ---------          ---------          ---------          ---------
Income before provision for income
     taxes and extraordinary charge                   $   1,139          $   3,637          $   3,123          $   2,672
                                                      =========          =========          =========          =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


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

         During the nine months ended September 30, 1999, the Company recorded as special compensation expense a bonus in the amount of $1,947 for particular members of the Company's management. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the offering and other past compensation arrangements.

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

         The following unaudited pro forma consolidated results of operations for the three and nine month periods ended September 30, 1999, were prepared to illustrate the estimated effects of the use of the net proceeds from the Parent's initial public offering of equity and the restructuring as described in the Parent's Registration Statement on Form S-1 (collectively, the "pro forma transactions") as if the pro forma transactions had occurred at the beginning of these respective periods. The unaudited pro forma consolidated condensed results of operations should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and the notes thereto, the other financial information included in the Parent's Registration Statement on Form S-1 (File No. 333-72317), and the Company's Form 10-K/A for the year ended December 31, 1999. This pro forma financial information is provided for informational purposes only and does not purport to be indicative of the results of operations which would have been obtained had the pro forma transactions been completed on the dates indicated or results of operations for any future date or period.

                                                      UNAUDITED SELECTED PRO FORMA
                                                          CONSOLIDATED RESULTS
                                               ------------------------------------------

                                                  FOR THE THREE           FOR THE NINE
                                                   MONTHS ENDED           MONTHS ENDED
                                               SEPTEMBER 30, 1999      SEPTEMBER 30, 1999
                                               -------------------    -------------------
REVENUES                                             $ 43,310              $122,992

OPERATING INCOME                                        4,210                17,708

NET INCOME AVAILABLE TO COMMON STOCKHOLDER              1,084                 8,141

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


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

5. DIVIDEND OF M/V STATIA RESPONDER TO PARENT

         In March, 2000, the ownership of the M/V Statia Responder, an emergency response and maintenance vessel, was transferred to a subsidiary of the Parent as the result of a dividend in the amount of $4,707, representing the net book value of the vessel. On April 1, 2000, the Company entered into a three month bareboat agreement with monthly renewals to charter the vessel from a subsidiary of the Parent for $150 per month.

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


6. STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY - (CONTINUED)

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         DECEMBER 31,     SEPTEMBER 30,
                                                                            1999              2000
                                                                         ------------     -------------
                                                                                           (UNAUDITED)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                              $    209          $  5,085
    Accounts receivable-
        Trade, net                                                            1,496               789
        Other                                                                 1,960               633
    Inventory, net                                                               81                70
    Prepaid expenses                                                            255               298
    Receivable from affiliates                                                2,986             1,920
                                                                           --------          --------

            Total current assets                                              6,987             8,795

PROPERTY AND EQUIPMENT, net                                                  28,705            27,910

OTHER NONCURRENT ASSETS, net                                                    817               608
                                                                           --------          --------

                Total assets                                               $ 36,509          $ 37,313
                                                                           ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY

ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES                             $  3,164          $  4,059

LONG TERM DEBT- 11-3/4% FIRST MORTGAGE NOTES                                 28,060            28,060
                                                                           --------          --------

            Total liabilities                                                31,224            32,119

STOCKHOLDER'S EQUITY:
    Common stock and additional paid-in capital                               2,266             2,266
    Retained earnings                                                         3,019             2,928
                                                                           --------          --------

            Total stockholder's equity                                        5,285             5,194
                                                                           --------          --------

                Total liabilities and stockholder's equity                 $ 36,509          $ 37,313
                                                                           ========          ========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

     6. STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY - (CONTINUED)

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                                           FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                           ---------------------------           ---------------------------
                                                             1999               2000              1999                 2000
                                                           -------             ------            -------            --------
REVENUES                                                   $ 3,675             $5,610            $14,908            $ 13,437

COSTS OF REVENUES                                            2,647              3,461              8,107               8,530
                                                           -------             ------            -------            --------

      Gross profit                                           1,028              2,149              6,801               4,907

ADMINISTRATIVE EXPENSES                                        827                745              2,650               2,313

SPECIAL COMPENSATION EXPENSE                                    --                 --              1,515                  --
                                                           -------             ------            -------            --------

        Operating income                                       201              1,404              2,636               2,594

INTEREST EXPENSE                                               884                882              2,656               2,642

INTEREST INCOME                                                 10                 39                146                  58
                                                           -------             ------            -------            --------

         Income (loss) before provision for
              income taxes                                    (673)               561                126                  10

PROVISION (BENEFIT) FOR INCOME TAXES                           (24)                11                 57                 101
                                                           -------             ------            -------            --------

          Net income (loss) available to common
               stockholder                                 $  (649)            $  550            $    69            $    (91)
                                                           =======             ======            =======            ========


              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  ------------------------------
                                                                    1999                   2000
                                                                  -------                -------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               $(2,591)               $ 5,285
                                                                  -------                -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchases of property and equipment                            (1,372)                  (409)
                                                                  -------                -------

        Net cash used in investing activities                      (1,372)                  (409)
                                                                  -------                -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (3,963)                 4,876

CASH AND CASH EQUIVALENTS, beginning of period                      4,409                    209
                                                                  -------                -------

CASH AND CASH EQUIVALENTS, end of period                          $   446                $ 5,085
                                                                  =======                =======

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals International N.V. and Subsidiaries (the "Company") as of September 30, 2000, and for the three and nine month periods ended September 30, 1999, and 2000, included herein. Reference should also be made to the Company's Annual Report on Form 10-K/A that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated condensed income statements.

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                        -----------------------------------------------------------------
                                                                   1999                                2000
                                                        -----------------------------------------------------------------
                                                                              % OF                               % OF
                                                        DOLLARS              REVENUES       DOLLARS             REVENUES
                                                        -------              --------       -------             --------
Revenues:
    Terminaling services                                $14,292                33.0%        $17,929               31.2%
    Product sales                                        29,018                67.0%         39,613               68.8%
                                                        -------                ----         -------               ----
        Total revenues                                   43,310               100.0%         57,542              100.0%
                                                        -------                ----         -------               ----
 Costs of revenues:
    Terminaling services                                  9,437                21.8%         10,458               18.2%
    Product sales                                        27,491                63.5%         38,136               66.3%
                                                        -------                ----         -------               ----
        Total costs of revenues                          36,928                85.3%         48,594               84.5%
                                                        -------                ----         -------               ----
    Gross profit                                          6,382                14.7%          8,948               15.5%
 Administrative expenses                                  2,172                 5.0%          2,184                3.8%
                                                        -------                ----         -------               ----
    Operating income                                      4,210                 9.7%          6,764               11.8%
 Interest expense                                         3,176                 7.3%          3,191                5.5%
 Interest income                                            105                 0.2%             64                0.1%
                                                        -------                ----         -------               ----
 Income before provision for income taxes                 1,139                 2.6%          3,637                6.3%

 Provision for income taxes                                  55                 0.1%            195                0.3%
                                                        -------                ----         -------               ----
    Net income available to common stockholder          $ 1,084                 2.5%        $ 3,442                6.0%
                                                        =======                ====         =======               ====

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)



                                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------------------------------------
                                                                                 1999                              2000
                                                                      -------------------------------------------------------------
                                                                                           % OF                              % OF
                                                                       DOLLARS           REVENUES          DOLLARS         REVENUES
                                                                      ---------          --------          -------         --------
Revenues:
    Terminaling services                                              $  48,328            39.3%           $ 44,670           29.0%
    Product sales                                                        74,664            60.7%            109,404           71.0%
                                                                      ---------           -----            --------          -----
        Total revenues                                                  122,992           100.0%            154,074          100.0%
                                                                      ---------           -----            --------          -----
 Costs of revenues:
    Terminaling services                                                 29,757            24.2%             30,876           20.0%
    Product sales                                                        69,570            56.6%            104,310           67.7%
                                                                      ---------           -----            --------          -----
        Total costs of revenues                                          99,327            80.8%            135,186           87.7%
                                                                      ---------           -----            --------          -----
    Gross profit                                                         23,665            19.2%             18,888           12.3%
 Administrative expenses                                                  5,957             4.8%              6,783            4.4%
 Special compensation expense                                             4,099             3.3%                 --             --
                                                                      ---------           -----            --------          -----
    Operating income                                                     13,609            11.1%             12,105            7.9%
 Interest expense                                                        11,113             9.0%              9,551            6.2%
 Interest income                                                            627             0.5%                118            0.1%
                                                                      ---------           -----            --------          -----
 Income before provision for income taxes and
     extraordinary charge                                                 3,123             2.6%              2,672            1.8%

 Provision for income taxes                                                 548             0.4%                716            0.5%
 Extraordinary charge related to early extinguishment of debt             4,743             3.9%                 --             --
                                                                      ---------           -----            --------          -----
    Net income (loss) available to common stockholder                 $  (2,168)           (1.7)%          $  1,956            1.3%
                                                                      =========           =====            ========          =====


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

         On October 10, 2000, we executed an amendment to our contract with a major state-owned oil company under which we are currently purchasing a majority of the fuel oil necessary to support our bunker sales requirements at St. Eustatius. The amendment extends the expiration of the contract to June 30, 2001, and contains terms and conditions which are comparable to prior agreements with the supplier. We believe that suitable alternate sources of supply are available from which we can procure fuel oil should our current contract be interrupted or not be renewed.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

                              REVENUES BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------------------------------------
                                                            1999                             2000
                                                ------------------------------------------------------------
                                                                  % OF                               % OF
                                                  DOLLARS         TOTAL          DOLLARS             TOTAL
                                                ---------        ---------       ---------        ---------
Netherlands Antilles and the Caribbean          $  39,647             91.5%      $  51,945             90.3%
Canada                                              3,663              8.5%          5,597              9.7%
                                                ---------        ---------       ---------        ---------

    Total                                       $  43,310            100.0%      $  57,542            100.0%
                                                =========        =========       =========        =========




                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------------------------------------
                                                            1999                             2000
                                                ------------------------------------------------------------
                                                                    % OF                             % OF
                                                 DOLLARS            TOTAL          DOLLARS           TOTAL
                                                ---------         ---------       ---------        ---------

Netherlands Antilles and the Caribbean          $ 108,129              87.9%      $ 140,676              91.3%
Canada                                             14,863              12.1%         13,398               8.7%
                                                ---------         ---------       ---------         ---------

    Total                                       $ 122,992             100.0%      $ 154,074             100.0%
                                                =========         =========       =========         =========


                          OPERATING INCOME BY LOCATION
                             (DOLLARS IN THOUSANDS)



                                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------------------------------------
                                                            1999                             2000
                                                ------------------------------------------------------------
                                                                    % OF                             % OF
                                                 DOLLARS            TOTAL          DOLLARS           TOTAL
                                                ---------         ---------       ---------        ---------

Netherlands Antilles and the Caribbean          $   3,950              93.8%      $   5,554              82.1%
Canada                                                260               6.2%          1,210              17.9%
                                                ---------         ---------       ---------         ---------

    Total                                       $   4,210             100.0%      $   6,764             100.0%
                                                =========         =========       =========         =========


                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------------------------------------
                                                            1999                             2000
                                                ------------------------------------------------------------
                                                                    % OF                             % OF
                                                 DOLLARS            TOTAL          DOLLARS           TOTAL
                                                ---------         ---------       ---------        ---------

Netherlands Antilles and the Caribbean          $  10,943              80.4%      $  10,022              82.8%
Canada                                              2,666              19.6%          2,083              17.2%
                                                ---------         ---------       ---------         ---------

    Total                                       $  13,609             100.0%      $  12,105             100.0%
                                                =========         =========       =========         =========

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         The following table sets forth, for the periods indicated, capacity leased, throughput, and vessel calls for each of our operating locations. "Capacity leased" represents the storage capacity leased to third parties weighted for the number of days leased in the month divided by the capacity available for lease. "Throughput" volume is the total number of inbound barrels discharged from a vessel, tank, rail car or tanker truck, not including across-the-dock or tank-to-tank transfers. A "vessel call" occurs when a vessel docks or anchors at one of our terminal locations in order to load and/or discharge cargo and/or to take on bunker fuel. Such dockage or anchorage is counted as one vessel call regardless of the number of activities carried on by the vessel. A vessel call also occurs when we sell and deliver bunker fuel to a vessel not calling at our terminals for the above purposes. Each of these statistics is a measure of the utilization of our facilities and equipment.

            CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                      (THROUGHPUT IN THOUSANDS OF BARRELS)



                                                  FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                               ----------------------------------     ---------------------------------
                                                    1999               2000               1999               2000
                                               ---------------    ---------------     --------------    ---------------
Netherlands Antilles and the Caribbean:
  Capacity leased                                      89%                94%                91%                86%
  Throughput                                       15,011             27,276             48,687             58,236
  Vessel calls                                        219                213                739                654

Canada:
  Capacity leased                                      65%                76%                85%                67%
  Throughput                                        8,880             16,535             31,214             40,747
  Vessel calls                                         19                 44                 78                101

All locations:
  Capacity leased                                      79%                87%                89%                78%
  Throughput                                       23,891             43,811             79,901             98,983
  Vessel calls                                        238                257                817                755

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000, VERSUS THE SAME PERIODS OF 1999

Comparability

         Our Parent's initial public offering of equity, which closed on April 28, 1999, and the Parent's resultant equity contribution to the Company impacted our results of operations and financial condition. Therefore, our results of operations and financial condition may not be comparable across periods presented herein.

Revenues

         Total revenues for the three and nine months ended September 30, 2000, were $57.5 million and $154.1 million, compared to $43.3 million and $123.0 million for the same periods of 1999, representing increases of $14.2 million or 32.9% and $31.1 million or 25.3%, respectively. The increases in total revenues are primarily due to increases in average selling prices in our product sales segment. See further discussion below.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

         Revenues from terminaling services (revenues from storage, throughput, dock usage, emergency response, and other terminal services) for the three and nine months ended September 30, 2000, were $17.9 million and $44.7 million, compared to $14.3 million and $48.3 million for the same periods of 1999, representing an increase of $3.6 million, or 25.4%, and a decrease of $3.7 million, or 7.6%, respectively. The increase in terminaling services revenues for the three months ended September 30, 2000, compared to the same period in 1999, was primarily the result of increased throughput of crude oil and new short-term product storage contracts. We believe the decrease in terminaling services revenues for the nine months ended September 30, 2000, compared to the same period in 1999, was principally due to the adverse effects of the accord established between many of the oil exporting nations, some of whom are our customers, to raise crude oil prices by reducing supply. Members of the accord reduced their production of crude oil during the period from April 1999, through late March 2000, which reduced the worldwide quantity of crude oil and petroleum products in storage. The accord primarily impacted our terminaling services revenues beginning with the second half of 1999.

         For the nine months ended September 30, 2000, approximately 74.3% of our tank capacity was leased pursuant to long term contracts at our St. Eustatius and Point Tupper locations together. Approximately 67.3% of our storage and throughput revenues, excluding related ancillary services, were derived from long term contracts during the same period.

         Revenues from terminaling services at St. Eustatius increased approximately $1.7 million or 16.7% during the three months ended September 30, 2000 as compared to the same period of 1999. The increase in revenues from terminaling services was due primarily to increased cargo vessel calls and a higher percentage capacity leased. Nine additional cargo vessels called at the St. Eustatius facility during the three months ended September 30, 2000, than during the same period of 1999, resulting in higher revenues from port charges, which consist of dock charges, emergency response fees, and other terminal charges. For the three months ended September 30, 2000, the overall percentage of capacity leased at St. Eustatius was 94% as compared to 89% for the same period of 1999, reflecting increases in the percentage of capacity leased for fuel oil tankage. The increase in the percentage of capacity leased for fuel oil tankage was primarily the result of new short-term product storage contracts. Certain short-term product storage contracts did not renew for the fourth quarter of 2000.

         Revenues from terminaling services at St. Eustatius decreased approximately $2.3 million or 6.9% during the nine months ended September 30, 2000 as compared to the same period of 1999. The decrease in revenues from terminaling services was due primarily to a lower percentage capacity leased. Although thirty fewer cargo vessels called at the St. Eustatius facility during the nine months ended September 30, 2000, than during the same period of 1999, revenues from port charges were higher primarily due to increases in the size of cargo vessels calling at this facility. For the nine months ended September 30, 2000, the overall percentage of capacity leased at St. Eustatius was 86% as compared to 91% for the same period of 1999, reflecting decreases in the percentage of capacity leased for fuel oil tankage. The decrease in the percentage of capacity leased for fuel oil tankage was primarily the result of the effects of the accord, backwardation in this market, and the relative lower pricing, during certain months, of products which compete with fuel oil.

         Revenues from terminaling services at Point Tupper increased approximately $1.9 million or 52.7% during the three months ended September 30, 2000 as compared to the same period of 1999. The increase in revenues from terminaling services was due primarily to a higher percentage of tank capacity leased resulting from new short-term storage contracts and from increased throughput of crude oil. Twenty-five additional cargo vessels called during the three months ended September 30, 2000, as compared to the same period of 1999, which led to higher revenues from port charges at this facility. The percentage of tank capacity leased at Point Tupper was 76% for the three months ended September 30, 2000 as compared to 65% for the same period of 1999. Certain short-term storage contracts at Point Tupper did not renew for the fourth quarter of 2000.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         Revenues from terminaling services at Point Tupper decreased approximately $1.4 million or 9.5% during the nine months ended September 30, 2000, as compared to the same period of 1999. The decrease was due primarily to a lower percentage of tank capacity leased primarily resulting from the decision by a customer of this facility, who is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. The percentage of tank capacity leased at Point Tupper was 67% for the nine months ended September 30, 2000, as compared to 85% for the same period of 2000. Partially offsetting reduced storage revenues were revenues from a higher number of barrels throughput by this facility's primary crude oil customer for the nine months ended September 30, 2000. Twenty-three additional cargo vessels called during the nine months ended September 30, 2000, as compared to the same period of 1999, which led to higher revenues from port charges at this facility.

         Revenues from product sales were $39.6 million and $109.4 million for the three and nine months ended September 30, 2000, compared to $29.0 million and $74.7 million for the same periods of 1999, an increase of $10.6 million or 36.5% and $34.7 million or 46.5%, respectively. These increases were due to increases in average selling prices partially offset by lower volumes delivered. Average selling prices increased 39.0% and 69.9% when comparing the three and nine months ended September 30, 2000, with the same periods of 1999. These changes in average selling prices were primarily the result of changes in the world oil markets which have been significantly influenced by the accord. Metric tons of bunkers and bulk product delivered decreased 1.8% and 13.7% during the three and nine months ended September 30, 2000, respectively, as compared to the same periods of 1999.

Gross Profit

         Gross profit for the three months ended September 30, 2000 and 1999, was $8.9 million and $6.4 million, representing an increase of $2.6 million or 40.2%. Gross profit for the nine months ended September 30, 2000 and 1999, was $18.9 million and $23.7 million, representing a decrease of $4.8 million or 20.2%. The increase in gross profit for the three months ended September 30, 2000, is primarily the result of increased throughput of crude oil and new short-term product storage contracts. The decrease in gross profit for the nine months ended September 30, 2000 is the result of lower gross profit realized on terminaling services. Gross profit from terminaling services decreased primarily as a result of certain customers choosing not to renew their storage and throughput contracts due, in part, to reduced supply resulting from the accord established among many of the oil exporting nations. Additionally, during the nine months ended September 30, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge of $0.8 million to depreciation expense during the first quarter of 2000 which is included in Costs of Revenues.

Administrative Expenses

         Administrative expenses were $2.2 million and $6.8 million for the three and nine months ended September 30, 2000, as compared to $2.2 million and $6.0 million for the same periods of 1999, representing virtually no change for the three month periods and an increase of $0.8 million or 13.9% million for the nine month periods. The increase during the nine months ended September 30, 2000, as compared to the same period of 1999, was primarily the result of higher depreciation and personnel costs.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

Special Compensation Expense

         As more fully discussed in note 3 of the notes to consolidated condensed financial statements included in Part I, Item 1, of this Report, we recorded special compensation expense during the nine months ended September 30, 1999, of $4.1 million.

Interest Expense

         During the three and nine months ended September 30, 2000, we incurred $3.2 million and $9.6 million of interest expense compared to $3.2 million and $11.1 million for the same periods of 1999. Interest expense includes interest accrued on our mortgage notes due in 2003, amortization expense related to deferred financing costs, other interest expense, and bank charges. In May 1999, we repurchased $34.0 million of the mortgage notes which resulted in lower interest expense on this debt.

Provision for Income Taxes

         Provision for income taxes was $0.2 million and $0.7 million for the three and nine months ended September 30, 2000, and $0.1 million and $0.5 million for the three and nine months ended September 30, 1999.

Extraordinary Charge Related to Early Extinguishment of Debt

         As more fully discussed in note 3 of the notes to consolidated condensed financial statements included in Part I, Item 1, of this Report, we recognized an extraordinary charge of $4.7 million during the nine months ended September 30, 1999, in connection with the repurchase of $34.0 million of our mortgage notes. There was no income tax effect associated with this extraordinary charge.

Net Income (Loss)

         The Company produced net income available to common stockholder of $3.4 million and $2.0 million for the three and nine months ended September 30, 2000, as compared to net income available to common stockholder of $1.1 million and a net loss to common stockholder of $2.2 million for the same periods of 1999, respectively, representing an improvement of $2.4 million and $4.1 million. These improvements were primarily attributable to reduced debt service costs and the net effect of other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operating Activities

         Net cash provided by operating activities was $15.9 million and $13.4 million for the nine months ended September 30, 2000, and 1999, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges, and changes in various asset and liability accounts.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         At September 30, 2000, we had cash and cash equivalents on hand of $7.9 million compared to $3.6 million at December 31, 1999. Accounts receivable and accounts payable, primarily related to the purchases and sales of petroleum products, were $16.5 million and $13.7 million, respectively, at September 30, 2000, as compared to $16.7 million and $14.1 million, respectively, at December 31, 1999. The aggregate net changes of the accounts receivable and accounts payable balances are included in net cash provided by operating activities.

Cash Flow from Investing Activities

         Net cash used in investing activities consisting primarily of purchases of property and equipment was $6.8 million and $6.3 million for the nine months ended September 30, 2000 and 1999, respectively. See the Summary of Capital Expenditures by Type table which follows.

Cash Flow from Financing Activities

         During the nine months ended September 30, 2000, we paid dividends of $4.8 million to the Parent. During the nine months ended September 30, 1999, we paid a dividend of $3.7 million to the Parent.

         During the nine months ended September 30, 2000, the ownership of the M/V Statia Responder, an emergency response and maintenance vessel, was transferred to a subsidiary of the Parent as the result of a dividend to the Parent in the amount of $4.7 million representing the net book value of the vessel. The Company has entered into a charter agreement with the subsidiary of the Parent for use of the vessel.

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

         As of November 14, 2000, no event of default under the indenture to the mortgage notes existed and was continuing. The fixed charge coverage ratio as defined in the indenture was at least 2.0 to 1 at September 30, 2000. We are not restricted by this provision of the indenture from borrowing on the revolving credit facility discussed below. Additionally, at September 30, 2000, the sum of our dividends, restricted payments, aggregate consolidated net income (deficit), and capital stock proceeds was approximately $15.7 million. Such sum must be positive in order for us to make certain restricted payments, including dividends to our Parent.

         We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory, which renews annually under the original terms of the agreement unless otherwise canceled by either party. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with a defined available borrowing base, which was approximately $13.1 million at September 30, 2000. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (10.0% at November 14, 2000). The revolving credit facility was extended during the three months ended September 30, 2000, and will expire on November 27, 2001. During the first and second quarters of 2000, we borrowed against the revolving credit facility, and all of such borrowings were repaid by May 2000. There was no outstanding balance at September 30, 2000.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of the mortgage notes, to fund working capital needs, capital expenditures, and other operating requirements, including any expenditures required by applicable environmental laws and regulations, and to service debt. It is unlikely that we will be able to repay the mortgage notes at maturity through projected operating cash flow, and it will be necessary to refinance all or a portion of the mortgage notes, or redeem the mortgage notes from additional equity funds, on or after November 15, 2000, and before their maturity on November 15, 2003. We continuously monitor financial market conditions and our financial position to determine when and whether we will refinance or redeem all or a portion of the mortgage notes prior to their maturity. Although we intend to refinance and believe that we will be able to refinance the mortgage notes during the November 15, 2000, to November 15, 2003, time period, our operating performance and ability to service or refinance the mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to commercial, financial, and other factors, many of which are beyond our control. There can be no assurances that we will be able to repay at maturity or refinance this indebtedness in whole or in part, or at all, on terms acceptable to us. If we are unable to repay or refinance the mortgage notes at or prior to maturity, we will be forced to adopt alternative strategies that may include seeking additional equity capital.

CAPITAL EXPENDITURES

         Our projected capital spending for 2000 is $8.2 million for operations sustaining capital expenditures and $0.3 million to produce incremental revenues. Additional spending is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenues and those which sustain our operations.

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)


                                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------------------
                                                            1999                              2000
                                                ---------------------------------------------------------------
                                                                    % OF                               % OF
                                                 DOLLARS            TOTAL          DOLLARS            TOTAL
                                                ---------         ---------       ---------         ---------
Produce incremental revenues                    $     355              15.6%      $      50               1.9%
Operations sustaining capital expenditures          1,919              84.4%          2,609              98.1%
                                                ---------         ---------       ---------         ---------

    Total                                       $   2,274             100.0%      $   2,659             100.0%
                                                =========         =========       =========         =========


                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------------------
                                                            1999                              2000
                                                ---------------------------------------------------------------
                                                                    % OF                               % OF
                                                 DOLLARS            TOTAL          DOLLARS            TOTAL
                                                ---------         ---------       ---------         ---------
Produce incremental revenues                    $     651              10.3%      $     196               2.9%
Operations sustaining capital expenditures          5,680              89.7%          6,605              97.1%
                                                ---------         ---------       ---------         ---------

    Total                                       $   6,331             100.0%      $   6,801             100.0%
                                                =========         =========       =========         =========

ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133-"Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 although earlier adoption is allowed. We have not yet quantified the impacts of adopting SFAS No. 133.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests, and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding 90 days. We do not presently hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products on hand at September 30, 2000, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)


                                         As of September 30, 2000
                                        -----------------------------
                                        Carrying Value    Fair Value
                                        --------------    ----------
Petroleum Inventory:
    Statia Terminals N.V                   $1,855          $1,827
    Statia Terminals Canada, Inc.              70             211
                                           ------          ------

        Total                              $1,925          $2,038
                                           ======          ======

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