Form 10-K
period 2000-12-31
STATIA TERMINALS INTERNATIONAL NV
filed 2001-04-02
CIK 1029101

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------


                                    FORM 10-K


[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended DECEMBER 31, 2000

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________ to __________________

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

                              C/O COVENANT MANAGERS
                                L.B. SMITHPLEIN 3
                          CURACAO, NETHERLANDS ANTILLES
                               (011) 599-31-82300

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

                             3816 PORT MALCOLM ROAD
                        POINT TUPPER, NOVA SCOTIA B9A 1Z5
                                 (902) 625-1711

   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
           NONE                                        NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:        NONE
                                                              ---------------

         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes    X     No
                                                       ------     ------

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

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


PART I.      ..........................................................................................1

Item 1.  Business......................................................................................1
Item 2.  Properties...................................................................................13
Item 3.  Legal Proceedings............................................................................15
Item 4.  Submission of Matters To a Vote of Security Holders..........................................15

PART II.     .........................................................................................16

Item 5.  Market for Registrant's Common Equity and Related Security Matters...........................16
Item 6.  Selected Financial Data......................................................................17
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........20
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..................................37
Item 8.  Financial Statements and Supplementary Data..................................................37
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........37

PART III.    .........................................................................................38

Item 10.  Directors and Executive Officers of the Registrants.........................................38
Item 11.  Executive Compensation......................................................................43
Item 12.  Security Ownership of Certain Beneficial Owners and Management..............................47
Item 13.  Certain Relationships and Related Transactions..............................................48

PART IV.     .........................................................................................50

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................50

         You should carefully consider the risks and uncertainties described throughout this Annual Report on Form 10-K (the "Report"). The risks and uncertainties described in this Report are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the risks and uncertainties described in this Report occurs, our business, financial condition, and results of operations could be adversely affected.

         This Report contains forward-looking statements within the meaning of 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Items 1, 2, 3, and 7 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of fluctuations in the supply of and demand for crude oil and other petroleum products, changes in the petroleum terminaling industry, added costs due to changes in government regulations affecting the petroleum industry, inability to maintain our tax status, the loss of a major customer or customers, the loss of a major vendor or supplier of petroleum products, the financial condition of our customers, interruption of our operations caused by adverse weather conditions, changes to our contract labor arrangements, the condition of the U.S. and certain foreign economies, and other matters included in this Report. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

         Frequently in this Report, especially when discussing our operations, we refer to ourselves, Statia Terminals International N.V.; Statia Terminals Canada, Incorporated; and our subsidiaries, as "we" or "us." References to the "Parent" are to Statia Terminals Group N.V. which owns, directly or indirectly, all of our common stock.

                                   PART I.

                                ITEM 1. BUSINESS

                            INTRODUCTION AND HISTORY

         We believe we are one of the five largest independent marine terminaling companies in the world as measured in terms of storage capacity. At the end of 2000, our tank capacity was 18.8 million barrels. We believe we are the largest independent marine terminal operator handling crude oil imported into the Eastern United States. Our two terminals are strategically located at points of minimal deviation from major shipping routes. We provide terminaling services for crude oil and refined petroleum products to many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, petrochemical companies and ship owners. Our customers include a subsidiary of Saudi Aramco and Tosco Corporation. Our customers transship their products through our facilities to the Americas and Europe. We own and operate one storage and transshipment facility located on the island of St. Eustatius, Netherlands Antilles, and one located at Point Tupper, Nova Scotia, Canada. In connection with our terminaling business, we provide related value-added services, including crude oil and petroleum product blending and processing, berthing of vessels at our marine facilities, and emergency and spill response. In addition to our terminaling services, we sell bunkers, which is the fuel marine vessels consume, and bulk petroleum products to various commercial interests.

         Our operations began in 1982 as Statia Terminals N.V., with an oil products terminal located on the island of St. Eustatius, Netherlands Antilles. In 1984, CBI Industries, Inc., an industrial gases and contracting services company, acquired a controlling interest in Statia Terminals N.V. Statia Terminals N.V. purchased Statia Terminals Southwest, Inc. with its facility at Brownsville, Texas, in 1986. In 1990, CBI Industries became the sole owner of Statia Terminals N.V. and Statia Terminals Southwest. In 1992 and 1993, we acquired an interest in, and ultimately all of, the predecessor of Statia Terminals Canada, Incorporated, which owns the facility located at Point Tupper, Nova Scotia, Canada. In 1996, Praxair, Inc. acquired CBI Industries. In November 1996, Castle Harlan Partners II L.P., members of our management, and others acquired from Praxair all of the outstanding capital stock of Statia Terminals N.V., Statia Terminals, Inc., their subsidiaries and certain of their affiliates including the predecessor of Statia Terminals Canada, Incorporated. Castle Harlan Partners II L.P. is a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank. Statia Terminals Group N.V. and certain of its subsidiaries were organized for purposes of facilitating the acquisition. In connection with the November 1996 acquisition, we issued to the public $135 million of 11 3/4% First Mortgage Notes which mature on November 27, 2003. In July 1998, we sold Statia Terminals Southwest to an unaffiliated third party purchaser.

         On April 28, 1999, the Parent completed its initial public equity offering of 7.6 million class A common shares. The offering price was $20 per share raising gross proceeds of $152 million. A portion of the proceeds was used by the Parent to purchase additional capital stock of Statia Terminals International N.V. amounting to $33.7 million, net of expenses. During May 1999, we used the proceeds from the sale of our capital stock, along with existing cash, to repurchase in the open market a principal amount of $34 million of the 11 3/4% First Mortgage Notes, leaving $101 million outstanding. In connection with the repurchase of the 11 3/4% First Mortgage Notes, we incurred a $4.7 million loss on the early extinguishment of debt.

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

                                    INDUSTRY

         Terminaling

         We believe the petroleum terminaling industry consists of two market segments. One segment is characterized by the ownership and management of terminals inland along major crude oil or petroleum product pipelines. This segment is primarily engaged in the distribution of crude oil to inland refineries or petroleum products via pipeline, rail or truck. The second segment of the industry is marine terminaling. This segment is primarily engaged in bulk storage and transshipment of crude oil and petroleum products of domestic and overseas producers, integrated oil companies, traders, refiners and distributors. "Transshipment" is the process whereby customers transfer their products either from a vessel to storage tanks for subsequent transfer to other vessels for delivery to other destinations, or from one ship to another ship across the dock. We are primarily engaged in marine terminaling.

         A substantial portion of crude oil and petroleum products storage terminals are captive, in other words, they are owned by producers, refiners, utilities and pipeline operators and used almost exclusively for their own operations. The independent terminaling operator segment of the marine terminaling industry, which is described in this Report, excludes these captive terminals. Captive terminal storage is only occasionally made available to the general market and lacks some of the competitive advantages of independent operations, the most important of which is confidentiality.

         Companies generally use marine terminals for various reasons including:

     o to take advantage of economies of scale by transporting crude oil or petroleum products in bulk to a terminal as near to the ultimate destination as economically possible;

     o   to blend crude oil or petroleum products to meet market specifications;

     o   to process products to add value for a specific downstream market;

     o   to temporarily store crude oil or petroleum products; and

     o   to access bunker fuels and lube oils for consumption by marine vessels.

         Bulk Cargo Movement

         Due to significant economies of scale, petroleum companies ship crude oil from locations such as the Middle East, North Sea and West Africa in very-large or ultra-large crude carriers to a transshipment point such as one of our terminals. These very-large and ultra-large crude carriers, however, are too large to deliver their cargo directly to many ports, including virtually all U.S. ports. Therefore, most petroleum companies are forced to either partially or completely "lighter" their cargo, which is the process by which liquid cargo is transferred to smaller vessels, usually while at sea, or transship their cargo through a terminal to smaller vessels that can enter U.S., Canadian, and Caribbean ports. Both of our facilities can handle substantially all of the world's largest fully-laden very-large and ultra-large crude carriers.

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

         Lightering generally takes significantly longer than discharging at a terminal. For example, a fully-laden ultra-large crude carrier may require four or more days to fully discharge by lightering, but only 24 to 36 hours to fully discharge at our terminals. In addition, terminals allow oil producers to store oil and benefit from value-added services. The advantages of terminaling may be offset in market conditions where the direct costs of terminaling are higher than those of lightering. The direct cost differential of lightering versus terminaling changes as charter rates change for ships of various sizes. Under current market conditions, lightering in most instances costs less than terminaling, primarily by allowing very-large and ultra-large crude carriers to cover the longest portion of the total journey.

         Blending

         Increasingly stringent environmental regulations create additional demand for facilities that can blend a variety of components into finished products that meet such regulations as well as meet customer specific requirements. Precise blending requires specialized equipment, expertise, and availability of a full range of blend stocks. The evolving reformulated gasoline market in the U.S., resulting primarily from emission-reduction regulations, including the U.S. Clean Air Act, as amended, tightening specifications for distillates, and the increasing need for blended residual fuel are expected to enhance the growth of the product blending segment of the terminaling industry. We regularly blend components to make finished gasolines and various grades of residual fuel. Crude oils are blended for various refiners.

         Strategic Storage

         Some crude oil producers, integrated oil companies, refiners and others have a continuing need to store crude oil and petroleum products to supply a specific downstream demand, such as to supply feedstock to a refinery or utility. The need for strategic storage is generally not as sensitive to changes in market conditions as is seasonal and opportunity storage and usually results in our realization of longer term contracts. We have several customers who use our facilities for strategic purposes. In Canada, a large independent U.S. refiner leases and utilizes 3.6 million barrels of storage for gathering crude oil from various locations to feed two of its refineries on the U.S. East coast. A second customer, consisting of a consortium of major oil companies, sends natural gas liquids via pipeline to certain processing facilities on land leased from us. After processing, certain products are stored with us under a long-term contract. At St. Eustatius, an oil producer leases 5.0 million barrels of storage from us and uses these tanks to supply its customers.

         Seasonal and Opportunity Storage

         Refiners, traders and others use storage facilities to take advantage of seasonal movements and anomalies in the crude oil and petroleum products markets. When the forward prices for crude oil and petroleum products that we store fall below spot prices for any length of time, this market condition is called "backwardation." When forward prices exceed spot prices for any length of time the market is said to be in "contango." When crude oil and petroleum product markets are in contango by an amount exceeding storage costs, the time value of money, the cost of a second vessel plus the cost of loading and unloading at a terminal, the demand for storage capacity at terminals usually increases. When crude oil and petroleum products markets are in backwardation for any length of time, the opportunity users of terminal storage facilities are less likely to store product, thereby reducing storage utilization levels. Historically, heating oil has been in contango during the summer months and gasoline has been in contango during the winter months. As a result, demand for heating oil storage is typically strongest during the summer, fall and winter months and demand for gasoline storage is typically strongest in the winter, spring and summer months. However, during the summers of 1999 and 2000, and winters of 1999/2000 and 2000/2001, the heating oil and gasoline markets have not followed this historical pattern, and we can give no assurance that the crude oil and petroleum products markets will follow these patterns in the future.

         Beginning in late 1997 and until the current period of backwardation started during the spring of 1999, all segments of the crude oil and petroleum products markets were generally in contango. As a result, previously available storage tank capacity began to diminish, and storage tank lease rates began to rise during 1998. The shift toward contango was due in part to the worldwide excess supply of crude oil, which existed at that time, and which resulted in a sharp decrease in spot prices for most petroleum products.

         Members of the Organization of Petroleum Exporting Countries ("OPEC"), in conjunction with certain non-OPEC members, entered into an agreement in March 1999 to reduce worldwide crude oil production with the intent of supporting market prices for crude oil and petroleum products. In accordance with the one year accord, which became effective April 1, 1999, the signatories significantly reduced their production of crude oil which resulted in a significant increase in spot prices and a reduction of crude oil and petroleum products inventories. Since shortly after the accord was reached in March 1999, generally all segments of the crude oil and petroleum products markets have been in backwardation. We believe that market conditions related to the accord had an adverse effect on our business primarily during the second half of 1999 and the first half of 2000.

         Several times during 2000 and early 2001, after the termination of the initial one year accord, the signatories adjusted their production levels in an attempt to maintain the price of crude oil within a target range. These actions caused uncertain conditions in the crude oil and petroleum products markets primarily during the second half of 2000 and continuing into the first quarter of 2001, which created trading opportunities for several of our customers. These customers in turn leased storage from us on a short-term basis.

         Bunker Sales

         "Bunkering" is the sale and delivery of fuels to marine vessels to be used for their own engines. The customer base and suppliers of bunker fuel are located worldwide. Sales of bunker fuel, which includes diesel oil, gas oil and intermediate fuel oil, are driven primarily by the proximity of the supply location to major shipping routes and ports of call; the amount of cargo carried by marine vessels; and the price, quantity, and quality of bunker fuel.

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

         Our bunker fuel revenues and related direct costs are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold and volumes delivered. The increase in global oil prices, which resulted from the accord, has caused our bunker fuel revenues and related direct costs to increase significantly, as compared to recent years, beginning in the spring of 1999 and continuing through the present.

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

                              SERVICES AND PRODUCTS

         We provide storage services which are designed to meet our customers' specifications and a full range of terminaling-related services, including product blending, heating, mixing, separation, and removal of water and other impurities. Our facilities can handle a variety of petroleum materials, including light, medium and heavy crude oils, residual fuel oil, gasoline, gasoline blending components, diesel, marine gas oil, marine diesel oil, aviation fuel, bunker fuel, and natural gas liquids. Residual fuel oil is comprised of the residue from the distillation of crude oil after the light oils, gasoline, naphtha, kerosene, and distillate oils are extracted. We also handle petroleum diluents, lubricating oils, and various other petroleum products.

         We own seven berthing locations where vessels may load and discharge crude oil or petroleum products at our St. Eustatius facility and two berthing locations at our Point Tupper facility. With these berthing locations and our uniquely designed mooring facilities and piping configurations, we can handle oil tankers of various sizes, from relatively small to some of the largest in the world and provide services such as simultaneous discharging and loading of vessels and "across the dock" transfers. We charter tugboats and own other marine equipment to assist with docking operations and provide port services.

         We specialize in "in-tank" or "in-line" blending with computer-assisted blending technology that assures product integrity and homogeneity. Our facilities can blend and mix a full range of petroleum products including gasoline, residual fuel oils, bunker fuel, and crude oil. We believe our blending capabilities have attracted certain customers who have leased capacity primarily for blending purposes and who have contributed to our bunker fuel and bulk product sales. We have worked closely with residual fuel oil market participants to assist them with their blending operations.

         We own storage spheres for butane at both of our facilities that enhance our gasoline blending capabilities. We also own an atmospheric distillation unit for refining at St. Eustatius. We use the storage spheres and the distillation unit to improve product quality and add value to our customers' products.

         Notwithstanding periods of unusually adverse market conditions, including the current period of backwardation, the average percentage of our available capacity that we leased at the St. Eustatius facility for each of the years ended 1998, 1999, and 2000 was 92%, 90%, and 88%, respectively. The average capacity leased at the Point Tupper facility over each of the last three years ended 1998, 1999, and 2000 was 93%, 79%, and 68%, respectively. We believe that cost advantages associated with the location of our facilities, shipping economies of scale, product blending capabilities, and the availability of a full range of ancillary services at the facilities have driven the demand for our storage services.

         As part of our petroleum product marketing, we supply bunker fuels in the Caribbean and periodically in Nova Scotia, Canada. At and around St. Eustatius, our bunkering business has evolved from offering fuels to ships at the terminal berths to a delivery system utilizing specially modified barges, which provide fuels to vessels at anchor. Recently, we have concentrated our marketing efforts on finding additional customers, particularly those with regular routes through the Caribbean, and on customers requiring larger volumes of fuel per vessel call. As part of these efforts, during 1999 we began chartering a barge capable of delivering larger volumes of fuel in a single load. This barge complements four barges that we own. As a result of these efforts, the average volume of bunker fuel delivered per vessel and the total volume delivered increased during 1998 and 1999. During 2000, both the average bunker fuel delivered per vessel and the total volume delivered decreased over the record amounts of 1999, but remained above the levels of 1998. At Point Tupper, we are able to deliver bunker fuels via pipeline at the terminal berths and by truck in the surrounding Strait of Canso area. Recently, we have been generally unable to secure an adequate source of supply at this facility; therefore, we have periodically leased the storage capacity that we had previously allocated to storage of bunker fuel.

         We purchase small quantities of petroleum products primarily to maintain an inventory of certain blend stocks and bunker fuel. The blend stocks allow us to assist our customers with meeting their quality requirements. From time to time we purchase and sell products to accommodate customers who wish to source or dispose of small quantities of product, and to assist customers' sales activities. Further, we sell to a customer that utilizes the product to supply its distribution network in the northeastern Caribbean. Other relatively small product sales are made to Caribbean wholesalers.

         Netherlands Antilles and Canadian environmental laws and regulations require ship owners, vessel charterers, refiners and terminals to have access to spill response capabilities. At St. Eustatius, we own and operate the M/V Statia Responder, a 194 foot multi-function emergency response and maintenance vessel with spill response, firefighting, and underwater diving support capabilities. The Statia Alert, a barge that is capable of recovering 200 gallons of oil/water mixture per minute, and two response boats that can deploy booms to contain a spill within a certain area and release absorbent materials, support our emergency and spill response capabilities at St. Eustatius. The St. Eustatius facility also has three tugs on time charter and owns two mooring launches, all of which are available for safe berthing of vessels calling at the terminal and for emergency and spill response.

         In Canada, we own and operate two fully equipped spill response vessels on Cape Breton Island, one located at Point Tupper and the other located in Sydney, Nova Scotia. In the event of an oil spill, these vessels can deploy containment and clean-up equipment, including skimmers to retrieve product from the surface of the water, booms to contain spills, and absorbents to absorb spilled product. We charter tugs, mooring launches and other vessels to assist with the movement of vessels through the Strait of Canso and the safe berthing of vessels at Point Tupper and to provide other services to vessels.

         We believe that the presence of fully equipped spill response vessels in port is important in attracting customers to our facilities. Our customers benefit by ready access to this equipment, and we charge each vessel that calls at our facilities a fee for this capability.

         We are continuously seeking development opportunities in our business segments. We believe one such opportunity involves the natural gas development offshore Nova Scotia and elsewhere in the Canadian Maritime provinces. In 1998, we entered into a 25 year agreement to lease approximately 65 acres of our land at Point Tupper and a 12 year product storage agreement for over 500,000 barrels of our existing storage tank capacity with Sable Offshore Energy, Inc. Sable is a Canadian corporation, which is currently extracting natural gas liquids from the Sable Island region of Nova Scotia. The land lease provides Sable options to extend for two additional 25 year periods. Sable has built a natural gas liquids fractionation plant, storage, and rail handling facilities on the land. The fractionation plant has the ability to process an average of 20,000 barrels per day of natural gas liquids, which are delivered via pipeline to the fractionation plant from Sable's Goldboro Gas Processing Plant in Guysborough County, Nova Scotia. The fractionation plant produces propane, butane and condensate. Condensate is stored at our facilities and, when sold by Sable, is loaded by us onto marine vessels. The propane and butane are presently loaded by Sable into railroad tank cars and shipped elsewhere.

         A salt deposit has been identified on a parcel of land very near our Point Tupper facility. Frequently, salt caverns can be developed from such deposits. Salt caverns are used around the world for storing hydrocarbon products, such as the propane and butane produced by the Sable fractionation plant. Propane and butane are gases at atmospheric temperatures and pressure and become liquids when stored under pressure underground or at very low temperatures. We have been investigating this salt deposit, which is known as the Port Richmond salt deposit, for approximately three years and plan to continue to investigate it during 2001. To date, we have obtained a license from governmental authorities to perform work to further analyze the usefulness of the property and the deposit for the storage of natural gas or other hydrocarbons. At this point in time, we have not established sufficient information to determine whether or not this project will ever produce income. However, it is anticipated that should the project prove successful, it would not produce revenues until at least three years from now. This project, like any project in which we become involved, must produce adequate prospective returns in order to be developed. Through February 2001, we have expended management time on this project and capitalized approximately $867,000 of third-party costs.

                                     PRICING

         Terminaling Services

         Storage and throughput pricing in the marine terminaling industry is subject to a number of factors, including variations in petroleum product production and consumption, economic conditions, political developments, expected weather conditions, seasonality of demand for certain products and the geographic sector of the world being serviced. At the customer level, terminal selection focuses primarily on:

         o    location;

         o    quality of service; and

         o    range of services offered.

         Although price is always an issue, price differentials among competing terminals are frequently less important to the customer because terminaling costs represent only a small portion of the customer's total distribution costs.

         In developing our pricing strategy, we consider petroleum market conditions and oil price trends. We also take into consideration the quality and range of our services compared to those of competing terminals, prices prevailing at the time in the terminaling market in which we operate, cost savings from shipping to our terminal locations, our incremental costs to provide the services required by the customer, and the cost of other options available to the customer. In situations requiring special accommodations for the customer (e.g. unique tank modification or construction of new tanks or other facilities), we may price on a rate-of-return basis.

         We enter into storage and throughput contracts with customers. During 2000, approximately 73% of our tank capacity was leased pursuant to long-term contracts and 65% of our storage and throughput revenues, excluding related ancillary services, were attributable to long-term storage and throughput contracts of one year or more. Our long-term storage and throughput contracts are individually negotiated with each customer. The typical contract specifies tank storage volume, the commodities to be stored, a minimum monthly charge, an excess throughput charge for throughput volume in excess of the volume specified in the storage contract, and a price escalator. In addition, there may be charges for certain additional services such as the transfer, blending, mixing, heating, decanting and other processing of stored commodities. The minimum monthly charge is due and payable without regard to the volume of storage capacity, if any, actually utilized. For the minimum monthly charge, the user is generally allowed to deliver, store for one month and remove the specified tank storage volume of commodities. As an incentive for the user to throughput additional barrels through their leased tanks, the excess throughput charge is typically a lower rate per barrel than the rate per barrel utilized in establishing the minimum monthly charge. Year-to-year escalation of charges is typical in long-term contracts.

         Charges for marine services at St. Eustatius and Point Tupper, including dock usage fees and stand-by emergency response fees at St. Eustatius, are primarily determined by market conditions existing at facilities and ports with which we compete. We determine our pricing based on the underlying direct and indirect costs of providing these services, which include tug, pilot, and line handling costs, among others. After addition of a profit margin, these rates are compared to the market, and further adjustments may be made. Stand-by emergency response fees at Point Tupper are submitted for approval every three years to a Canadian government authority. The government's review process includes public comment. Our charges for marine services and stand-by emergency response fees have not increased significantly during the last three years. If we respond to an oil spill or other emergency involving a marine vessel, the vessel operator is generally charged additional amounts based on an established fee schedule.

         Bunker Sales

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

                                   COMPETITION

         The main competition to crude oil storage at our facilities is from lightering. Under current market conditions, lightering in most instances costs less than terminaling. The price differential between lightering and terminaling is primarily driven by the charter rates for vessels of various sizes. A very-large or ultra-large crude carrier is generally at a berth at our terminals for a shorter period of time than is required for the lightering of that vessel. A very-large crude carrier can be lightered in approximately four days if lightering vessels are available for continuous back-to-back operations and the weather is good. If not, a longer period is required. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminaling including storage costs, dock charges and spill response fees. However, terminaling reduces the risk of environmental damage associated with lightering.

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

         In many instances, major energy and chemical companies that own storage and terminaling facilities are also significant customers of independent terminal operators. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost-effective equipment and locations near key transportation links such as deep-water ports.

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

                                    CUSTOMERS

         Our customers include many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, petrochemical companies, and ship owners and operators.

         We presently have significant long-term contracts at St. Eustatius, including a storage and throughput contract with Bolanter Corporation N.V., a subsidiary of Saudi Aramco, which had an initial five-year term that ended on January 30, 2000 and was recently renewed and amended to extend the contract, among other changes, until January 30, 2005. The terminal enables Bolanter to transport various grades of crude oil closer to market at competitive transportation rates. This contract commits all of the St. Eustatius facility's current crude oil storage capacity to Bolanter, which represents approximately 44% of the terminal's total capacity and 4.0% of our 2000 revenues, including revenues derived from affiliates of Bolanter as an indirect result of this contract. An additional 7.7% of our 2000 revenues were derived from parties unaffiliated with Bolanter but generated by the movement of Bolanter's crude oil, or crude oil sold by Bolanter, through the St. Eustatius terminal. In addition, revenues from an affiliate of Bolanter, which received bunker fuels at our St. Eustatius facility, accounted for 2.5% of our total 2000 revenues.

         We presently have significant long-term contracts at Point Tupper, including a contract with a large independent refiner, Tosco Corporation, which had an initial five-year term that ended July 31, 1999 and was amended and extended through July 31, 2004. At the end of the current term, the contract may be renewed for another five-year term at the customer's discretion. This contract commits approximately 48% of the present tank capacity at Point Tupper. It represented approximately 4.9% of our 2000 revenues, including revenues derived from an affiliate of Tosco as an indirect result of this contract. An additional 1.2% of our 2000 revenues were derived from parties unaffiliated with Tosco, but generated by the movement of Tosco's products through the Point Tupper terminal.

         In addition, we have another terminaling customer, which represented 8.9% of our 2000 revenues. We also supply bunker fuel to two customers, which represented 5.7% and 5.6% of our 2000 revenues, respectively. No other customer accounted for more than 5% of our total 2000 revenues.

                                    SUPPLIERS

          At St. Eustatius, we are currently purchasing a majority of the fuel oil necessary to support our bunker sales requirements pursuant to a contract with a major state-owned oil company. This contract became effective in 1993, and has been renewed annually thereafter through June 30, 2001. We believe that suitable alternate sources of supply are available from which we can procure fuel oil should our current contract be interrupted or not be renewed.

         We purchase the remainder of the bunker fuel and bulk product sold by our product sales segment from various other suppliers. Inventories of these products are held for short periods, generally not exceeding 90 days. During the period we hold this inventory, we are subject to market risk from changes in the global oil markets which may cause the value of this inventory to increase or decrease from the amounts we paid. Such changes are reflected in the gross margins of this segment.

                    ENVIRONMENTAL, HEALTH, AND SAFETY MATTERS

         Our subsidiaries are subject to comprehensive and periodically changing environmental, health and safety laws and regulations within the jurisdictions of our operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. The nature of our business is such that spills of crude oil or refined products may, although infrequently, occur at the terminals. We believe we are presently in substantial compliance with applicable laws and regulations governing environmental, health and safety matters. We have taken measures to mitigate our exposure to environmental risks including acquiring automated and monitoring equipment, training employees, maintaining our own emergency and spill response equipment at each terminal, and maintaining liability insurance for certain accidental spills. Additional information regarding our environmental, health and safety matters is presented under ITEM
7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Environmental, Health, and Safety Matters."

         St. Eustatius

         The St. Eustatius terminal was built and, since its construction, has been operated substantially in accordance with U.S. or European environmental, health, and safety regulations. Prior to enactment in 1993 of the St. Eustatius Nuisance Ordinance, the St. Eustatius terminal was not subject to significant Netherlands Antilles environmental, health, and safety regulations, and environmental, health, and safety audits have not been required by law. No environmental, health, or safety permits are required for the St. Eustatius terminal except under the St. Eustatius Nuisance Ordinance. A license under the St. Eustatius Nuisance Ordinance was issued to us in February 1997 subject to compliance with certain requirements. The requirements established by the license set forth environmental standards for operation of the facility, including monitoring of air emissions, limits on and monitoring of wastewater discharges, establishment of a wastewater treatment system, standards for above-ground storage tanks and tank pits, reporting and clean-up of any soil or water pollution and certain site security measures. To date, we have generally complied with the license requirements, and do not expect further compliance to have a material adverse effect on our business and financial condition, results of operations, or our ability to make distributions.

We will address future improvements to the facility that may be necessary to comply with new environmental, health and safety laws and regulations, if any, as they arise.

         At St. Eustatius, terminal management, with the advice of certain consultants, supervises the on and off-site disposal and storage of hazardous waste materials. Over the past three years ending December 31, 2000, there were no significant spills. All spills at the St. Eustatius terminal were reported to the appropriate environmental authorities and have not resulted in any citations by such authorities for violations of law. We have remediated all such spills to the satisfaction of the applicable authorities. In addition, two government inspections were performed during each of 1997 and 1998 with no citations issued.

         Point Tupper

         The Point Tupper terminal is subject to a variety of environmental, health, and safety regulations administered by the Canadian federal government and the Nova Scotia Department of Environment ("NSDOE"). While air emission monitoring is not required by the NSDOE, surface water and groundwater monitoring are required and are performed on a routine basis in accordance with the requirements of Industrial Approval permit #92-IAE 013 which was issued by NSDOE, in March 1999 and expires March 8, 2008. We believe we have all requisite environmental permits. The Point Tupper facility, pursuant to the Canadian Shipping Act, has been designated as an Oil Handling Facility. The facility is compliant with regulations respecting the procedures, equipment and resources, including an arrangement with a certified response organization, to mitigate any incidents with respect to oil pollution which may occur out of the loading or unloading of crude oil and petroleum products to or from a ship at the facility. Over the past three years ended December 31, 2000, there were no significant spills. All spills at the Point Tupper terminal were reported and remediated or are being remediated to the satisfaction of the applicable agencies and have not resulted in any citations by such authorities.

         Past use of the facility by others, including its past operation by others as an oil refinery, have resulted in certain on-site areas of known and potential contamination, as described under ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Environmental, Health, and Safety Matters."

                                    EMPLOYEES

         As of February 28, 2001, excluding contract labor, we employed 214 people. Forty-three employees were located in the U.S., 100 on St. Eustatius, and 71 at Point Tupper. A majority of our employees at both the St. Eustatius and Point Tupper facilities are unionized. We believe that our relationships with our employees are good. We have never experienced a material labor related business disruption.

         St. Eustatius

         The Windward Islands Federation of Labor ("WIFOL") represents the majority of our hourly workers at St. Eustatius. We entered into an agreement with WIFOL on June 1, 1993, which extended to May 31, 1996. The agreement provided for automatic one year extensions if neither party requested an amendment. We have not requested or received any requests for an amendment. We believe that the agreement no longer binds us, but we continue to provide pay and benefits to the hourly workers as if the agreement were still in effect.

         Point Tupper

         The Communications, Energy and Paperworkers Union represents a majority of Point Tupper's hourly work force. During 1999, we signed a new agreement with the union which expires on September 30, 2003. We have experienced no operational work stoppages in the last five years.

                             GEOGRAPHIC INFORMATION

         Certain information with respect to our operations by geographic location is provided in Note 10 of the notes to consolidated financial statements contained in ITEM 14. "EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" and generally throughout ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" included elsewhere in this Report.


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

         This facility has 24 tanks with a total capacity of 4.7 million barrels dedicated to fuel oil storage, 18 tanks with a total capacity of 1.6 million barrels dedicated to petroleum products storage, and eight tanks totaling 5.0 million barrels dedicated to multigrade crude oil storage. The facility also has a 15,000 barrel butane sphere. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities and were constructed in various phases from 1980 to 1992. Construction of the crude storage facility was completed in early 1995 by a subsidiary of Chicago Bridge & Iron Company. The storage tanks comply with construction standards that meet or exceed American Petroleum Institute, National Fire Prevention Association and other material industry standards. Crude oil movements at the terminal are fully automated. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support its atmospheric distillation unit, which is capable of processing up to 15,000 barrels per day of feedstock, ranging from condensates to heavy crude oil.

         The St. Eustatius facility can accommodate the world's largest vessels for loading and discharging crude oil. The single point mooring system can handle a single fully-laden vessel of up to 520,000 deadweight tons, which is a marine vessel's cargo carrying capacity, with a draft of up to 120 feet. The single point mooring system can discharge or load at rates in excess of 100,000 barrels of crude oil per hour. There are six pumps connected to the single point mooring system, each of which can pump up to 18,000 barrels per hour from the single point mooring system to the storage tanks. The jetty at St. Eustatius can accommodate three vessels simultaneously. The south berth of the jetty can handle vessels of up to 150,000 deadweight tons with a draft of up to 55 feet. The north berth of the jetty can handle vessels of up to 80,000 deadweight tons with a draft of up to 55 feet. There is also a barge loading station on the jetty. At the south and north berths of the jetty, 25,000 barrels per hour of fuel oil can be discharged or loaded. To accommodate the needs of our gasoline and diesel oil customers, in July 1998, we completed installation of a monopile with platform that can handle vessels of up to 40,000 deadweight tons with a draft of up to 46 feet. The monopile with platform can handle two vessels simultaneously and can discharge or load 12,000 barrels per hour of refined products. In addition, this facility has a floating hose station that we use to load bunker fuels onto our barges for delivery to customers. We believe that the speed at which our facility at St. Eustatius can discharge or load vessels with crude oil and petroleum products gives us a competitive advantage due to reductions in the time ships spend in port.

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

                        POINT TUPPER, NOVA SCOTIA, CANADA

         We own a terminaling facility located at Point Tupper in the Strait of Canso, near Port Hawkesbury, Nova Scotia, Canada, which is located at a point of minimal deviation from major shipping routes. Point Tupper is approximately 700 miles from New York City, 850 miles from Philadelphia and 2,500 miles from Mongstad, Norway. This facility operates the deepest independent ice-free marine terminal on the North American Atlantic coast, with access to the U.S. East coast, Canada, and the Midwestern U.S. via the St. Lawrence Seaway and the Great Lakes system. The Point Tupper facility can accommodate substantially all of the world's largest fully-laden very-large and ultra-large crude carriers for loading and discharging.

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

         We believe that our dock at Point Tupper is one of the premier dock facilities in North America. The outer berth of the Point Tupper facility's dock, Berth One, can handle fully-laden vessels of up to 400,000 deadweight tons with a draft of up to 84 feet. At Berth One, approximately 75,000 barrels per hour of crude oil, approximately 17,000 barrels per hour of diesel or gasoline, or 50,000 barrels per hour of fuel oil can be discharged or loaded. Berth Two can accommodate certain vessels of up to 99,000 deadweight tons with drafts of up to 40 feet. At Berth Two, approximately 25,000 barrels per hour of crude oil, approximately 12,000 barrels per hour of diesel or gasoline, or approximately 12,000 barrels per hour of fuel oil can be discharged or loaded. Liquid movement at the terminal is fully automated. The Point Tupper facility can accommodate two vessels simultaneously. We charge separately for the use of the dock facility as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response and ship services.

         The berths at the dock of the Point Tupper facility connect to a 7.5 million barrel tank farm. The terminal has the capability of receiving and loading crude oil, petroleum products and certain petrochemicals. This facility has 16 tanks with a combined capacity of 5.0 million barrels dedicated to multigrade crude oil storage, three tanks with a combined capacity of 0.5 million barrels dedicated to fuel oil storage and 17 tanks with a combined capacity of 2.0 million barrels dedicated to petroleum products, including gasoline, gasoline blend components, diesel and distillates. During 1997, approximately two-thirds of the storage tanks dedicated to petroleum products were converted to crude oil storage. The facility also has a 55,000 barrel butane storage sphere that is one of the largest of its kind in North America.

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


         ITEM 3. LEGAL PROCEEDINGS

         We are involved in various claims and litigation related to the ordinary conduct of our business. Based upon our analysis of legal matters and our discussions with legal counsel, we believe that these matters will not materially impact our business and financial condition, results of operations, or ability to make distributions.


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II.

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                                       AND
                            RELATED SECURITY MATTERS

         Not applicable.

                         ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for the periods and as of the dates indicated. In January 1996, our former parent, CBI Industries, was acquired by Praxair. The statement of operations data for each of the years ended December 31, 1998, 1999, and 2000, have been derived from and are qualified by reference to our audited consolidated financial statements included elsewhere in this Report. The statement of operations data for each of:

         o    the period from January 1, 1996, through November 27, 1996;

         o    the period from November 27, 1996, through December 31, 1996; and

         o    the year ended December 31, 1997

have been derived from, and are qualified by reference to, our audited consolidated financial statements not included in this Report. The summary of historical consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and our consolidated financial statements and accompanying notes thereto and other financial information beginning on page F-1 of this Report.

                                                                     (Dollars in thousands except share amounts)
                                                   ------------------------------------------------------------------------------
                                                     Pre-Castle
                                                       Harlan
                                                     Acquisition                      Post Castle Harlan Acquisition
                                                   ------------------------------------------------------------------------------
                                                                     November 27,
                                                   January 1, 1996      1996
                                                      through          through                  Years Ended December 31,
                                                     November 27,     December 31,   -------------------------------------------
                                                     1996 (4)(7)      1996 (4)(7)     1997 (4)   1998 (4)     1999      2000
                                                   ---------------   -------------   ---------  ---------    -------   --------
STATEMENT OF OPERATIONS DATA:
  Revenues                                              $140,998      $ 14,956       $142,499   $136,762    $168,343   $ 210,455
  Costs of revenues                                      129,915        12,924        122,944    105,888     137,665     182,091
  Gross profit                                            11,083         2,032         19,555     30,874      30,678      28,364
  Administrative expenses                                  8,282           413          6,348      7,315       8,039       9,374
  Operating income                                         2,801         1,619         13,207     22,759      16,790      18,990
  Interest expense (1)                                     4,187         1,613         16,874     16,851      14,286      12,740
  Provision for income taxes                                 629           132            780        320         780         911
  Net income (loss)                                       (2,682)          (95)        (3,879)     4,524      (2,260)      5,557
BALANCE SHEET DATA:
  Total assets (2)                                           N/M       260,155        244,228    243,178     234,271     230,272
  Long-term debt (3)                                         N/M       135,000        135,000    135,000     101,000     101,000
  Stockholder's equity subject to reduction (4)              N/M        20,000         20,000       -           -          -
  Total stockholder's equity (2) (3) (4)                     N/M        75,405         71,826     88,700     107,688     106,534
NET CASH FLOW FROM (USED IN):
  Operating activities                                     9,108         2,225         12,454     19,532      11,020      22,456
  Investing activities                                  (102,890)     (177,033)       (12,935)    (4,092)     (8,578)     (8,578)
  Financing activities (3)                                92,998       184,072         (2,700)               (12,683)     (5,753)
                                                                                                 (7,650)
OPERATING DATA:
  Indenture EBITDA (5)                                    20,822         2,573         23,774     33,857      28,480      31,080
  Consolidated fixed charge coverage ratio under
  the indenture (6)                                           -          1.69x          1.45x       2.0x        2.0x        2.4x
  Operations sustaining capital expenditures              12,887         1,203          4,401      9,000       7,591       8,148
  Total capital expenditures                             103,001         1,203          5,344     10,714       8,593       8,578
  Capacity (in thousands of barrels)                      20,387        20,387         20,387     19,566      18,738      18,835
  Percentage capacity leased                                 68%           74%            70%        91%         86%         80%
  Throughput (in thousands of barrels)                    81,994        13,223        118,275    119,502      99,230     133,134
  Vessel calls                                               922           108          1,030      1,027       1,028         987

Notes to Selected Financial Data

N/M Not meaningful--various transactions occurred prior to and in contemplation of the Castle Harlan acquisition which cause the balance sheet data as of November 27, 1996 to be not meaningful in comparison to the other period end dates presented. Therefore, the information is not presented.

(1) For certain periods, interest expense includes commitment fees on our revolving credit facility, amortization expense related to deferred financing costs, and certain bank charges.

(2) In March 2000, our ownership of the M/V Statia Responder, an emergency response and maintenance support vessel, was transferred to a subsidiary of the Parent as the result of a dividend by us in the amount of $4,707, representing the net book value of the vessel. On April 1, 2000, we entered into a three-month bareboat agreement, which was renewed monthly through December 31, 2000, to charter the vessel from the subsidiary of the Parent for $150 per month. On December 20, 2000, we entered into a seventy-three month bareboat agreement, effective January 1, 2001, to charter the vessel from the same subsidiary of the Parent for $154 per month through December 31, 2001, and $145 per month thereafter. The bareboat agreement has been assigned by the subsidiary of the Parent to an equipment financing company pursuant to a $7,000 loan made to such subsidiary of the Parent.

(3) On April 28, 1999, the Parent completed its initial public equity offering of 7.6 million class A common shares. The offering price was $20 per share raising gross proceeds of $152,000. A portion of the proceeds was used by the Parent to purchase additional capital stock of Statia Terminals International N.V. amounting to $33,746, net of expenses. During May 1999, we used the proceeds from the sale of our capital stock, along with existing cash, to repurchase in the open market a principal amount of $34,000 of the 11 3/4% First Mortgage Notes for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively. These acquisition costs and the unamortized deferred financing costs related to the repurchased debt of $1,062, were recorded as an extraordinary charge.

(4) On July 29, 1998, a subsidiary of Statia Terminals International sold the Brownsville, Texas, facility, and an allowed restricted payment of $6,150 was made from Statia Terminals International to the Parent. During 1998, we reclassified our emergency spill response vessel M/V Statia Responder from its original asset held for sale classification to property and equipment. Certain of the Parent's preferred stock agreements required it to utilize any net proceeds from the sale of the Brownsville facility and the vessel to redeem certain of the Parent's preferred stock. Accordingly, stockholder's equity subject to reduction has been reduced for these two items.

         In conjunction with the Parent's initial public offering of equity in April 1999, all of our Parent's preferred stock was redeemed.

(5) Under the indenture, the term "Indenture EBITDA" is in substance defined as the sum of (a) net income (loss), (b) provision for income taxes, (c) interest expense, (d) depreciation and amortization of certain intangible assets, (e) certain non-cash charges, and (f) certain lease payments that represent interest expense for the periods prior to the Castle Harlan acquisition. The amount of the lease related interest expense excluded from Indenture EBITDA was $5,600 for the period ended November 27, 1996. Indenture EBITDA excludes $3,000 of non-cash, stock-based compensation recognized on November 27, 1996, immediately prior to consummation of the Castle Harlan acquisition. 1998 Indenture EBITDA excludes the loss recognized on the sale of Statia Terminals Southwest, Inc. of $1,652. 1999 Indenture EBITDA includes the cash portion of the extraordinary charge related to early extinguishment of debt of $3,681 and excludes the non-cash portion of special compensation expense and hurricane charge of $2,152 and $1,500, respectively. 2000 Indenture EBITDA includes $542 from the settlement of an insurance claim. Indenture EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with U.S. generally accepted accounting principles), but rather to provide additional information related to our debt servicing ability.

(6) The consolidated fixed charge coverage ratio is the ratio of Indenture EBITDA to fixed charges, both computed as set forth in the indenture to the mortgage notes. Under the indenture to the mortgage notes, we are permitted to pay dividends only if the consolidated fixed charge coverage ratio is at least 2.0 to 1. The indenture to the first mortgage notes contains certain other restrictions on the payment of dividends. A fixed charge coverage ratio of less than 2.0 to 1 also limits the amount of indebtedness we may incur.

(7) Prior to January 12, 1996, we were a wholly owned subsidiary of CBI Industries. On January 12, 1996, pursuant to the merger agreement dated December 22, 1995, CBI Industries became a wholly owned subsidiary of Praxair. This transaction was reflected in our consolidated financial statements as a purchase, effective January 1, 1996. On November 27, 1996, Castle Harlan Partners II L.P., members of our management, and others acquired us from Praxair. This transaction is reflected in our consolidated financial statements, effective November 27, 1996, as a purchase. The application of purchase accounting at each acquisition date resulted in changes to the historical cost basis of accounting for certain assets. Accordingly, the information provided for periods before and after each of these transactions is not comparable.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to our consolidated balance sheets as of December 31, 1999 and 2000. Reference is also made to our consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 1998, 1999, and 2000. Substantially all of our transactions are denominated in U.S. dollars and all figures are in U.S. dollars unless otherwise indicated. We prepare our financial statements in accordance with U.S. generally accepted accounting principles.

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

         In January 1996, Praxair acquired CBI Industries. In November 1996, Castle Harlan Partners II L.P., member of our management and others acquired from Praxair all of the outstanding capital stock of Statia Terminals N.V., Statia Terminals, Inc., their subsidiaries and certain of their affiliates. Castle Harlan Partners II L.P. is a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank. At the same time, Statia Terminals Point Tupper was amalgamated into Statia Terminals Canada, Incorporated. Statia Terminals Canada, Statia Terminals International N.V. and Statia Terminals Group N.V. were organized for purposes of facilitating the Castle Harlan acquisition. To assist with the financing of the Castle Harlan acquisition, we sold $135 million of 11 3/4% First Mortgage Notes. In July 1998, we sold Statia Terminals Southwest to an unaffiliated third party purchaser.

         Our operations are organized around several different factors, the two most significant of which are services and products, and geographic location. Our primary services and products are terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response, and other terminal services) and product sales (including bunker fuels and bulk oil sales). A majority of our revenues are generated by product sales, which fluctuate with global oil prices. As a result, we experience volatility in our revenue stream, which is not necessarily indicative of our profitability.

         Gross profit from terminaling services is generally higher than gross profit from product sales. Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in storage capacity leased. In addition, our operating costs are impacted by inflationary cost increases, changes in storage capacity, and changes in ancillary services offered by us. Additions or reductions in storage, throughput, and ancillary service revenues directly impact our gross profit. Costs for the procurement of petroleum products for sale are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold, and volumes delivered.

         The following table sets forth for the periods indicated total capacity, capacity leased, throughput and vessel calls for each of our operating locations. "Total capacity" represents the average storage capacity available for lease for a period. "Capacity leased" represents the storage capacity leased to third parties weighted for the number of days leased in the month divided by the capacity available for lease. "Throughput" is the total volume of inbound barrels discharged from a vessel, tank, rail car or tanker truck, not including across-the-dock or tank-to-tank transfers. A "vessel call" occurs when a vessel docks or anchors at one of our terminal locations in order to load and/or discharge cargo and/or to take on bunker fuel. Such dockage or anchorage is counted as one vessel call regardless of the number of activities carried on by the vessel. A vessel call also occurs when we sell and deliver bunker fuel to a vessel not calling at our terminals for the above purposes. Each of these statistics is a measure of the utilization of our facilities and equipment.

    TOTAL CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
            (Total capacity and throughput in thousands of barrels)

                                                                       For the years ended
                                                                          December 31,
                                                                 ----------------------------------
                                                                  1998          1999          2000
                                                                 ------        ------        ------
             Netherlands Antilles and the Caribbean:
                 Total capacity                                  11,334        11,334        11,334
                 Capacity leased                                    92%           90%           88%
                 Throughput                                      74,158        61,737        81,632
                 Vessel calls                                       864           936           854

             Canada:
                 Total capacity                                   7,404         7,404         7,501
                 Capacity leased                                    93%           79%           68%
                 Throughput                                      43,468        37,493        51,502
                 Vessel calls                                       104            92           133

             All locations (1):
                 Total capacity                                  18,738        18,738        18,835
                 Capacity leased                                    92%           86%           80%
                 Throughput                                     117,626        99,230       133,134
                 Vessel calls                                       968         1,028           987


(1) The Brownsville, Texas, facility was sold on July 29, 1998. The statistics above exclude the operations of the Brownsville facility.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated statements of operations.

                              RESULTS OF OPERATIONS
                             (Dollars in thousands)

                                                                          For the years ended December 31,
                                                         ---------------------------------------------------------------------
                                                                  1998                   1999                     2000
                                                         ---------------------    ---------------------    -------------------
                                                                        % of                     % of                   % of
                                                           Dollars    Revenues     Dollars     Revenues     Dollars   Revenues
                                                         ----------   --------    --------     --------    --------   --------
Revenues:
   Terminaling services                                    $66,625      48.7%     $ 61,665       36.6%     $ 61,547     29.2%
   Product sales                                            70,137      51.3       106,678       63.4       148,908     70.8
                                                           -------     -----      --------      -----      --------    -----
     Total revenues                                        136,762     100.0       168,343      100.0       210,455    100.0
                                                           -------     -----      --------      -----      --------    -----
 Cost of revenues:
   Terminaling services                                     40,739      29.8        38,064       22.6        40,893     19.4
   Product sales                                            65,149      47.6        99,601       59.2       141,198     67.1
                                                           -------     -----      --------      -----      --------    -----
     Total costs of revenues                               105,888      77.4       137,665       81.8       182,091     86.5
                                                           -------     -----      --------      -----      --------    -----
  Gross profit:
     Terminaling services                                   25,886      18.9        23,601       14.0        20,654      9.8
    Product sales                                            4,988       3.7         7,077        4.2         7,710      3.7
                                                           -------     -----      --------      -----      --------    -----
         Total gross profit                                 30,874      22.6        30,678       18.2        28,364     13.5
                                                           -------     -----      --------      -----      --------    -----
 Administrative expenses                                     7,315       5.4         8,039        4.8         9,374      4.5
 Special compensation expense                                 -           -          4,099        2.4           -         -
 Hurricane charges                                             800       0.6         1,750        1.0           -         -
                                                           -------     -----      --------      -----      --------    -----
   Operating income                                         22,759      16.6        16,790       10.0        18,990      9.0
 Loss on disposition of property and equipment               1,652       1.2           -           -            -          -
 Interest expense                                           16,851      12.3        14,286        8.5        12,740      6.1
 Interest income                                               588       0.4           759        0.5           218      0.1
                                                           -------     -----      --------      -----      --------    -----
 Income before provision for income taxes
 and extraordinary charge                                    4,844       3.5         3,263        2.0         6,468      3.0
 Provision for income taxes                                    320       0.2           780        0.5           911      0.4
 Extraordinary charge related to early extinguishment         -           -          4,743        2.8           -          -
 of debt                                                   -------     -----      --------      -----      --------    -----
   Net income (loss)                                       $ 4,524       3.3%     $ (2,260)      (1.3%)    $  5,557      2.6%
                                                           =======     =====      ========      =====      ========    =====

         During September 1998, Hurricane Georges caused $8.5 million in damage to components of the St. Eustatius facility. Insulation on certain storage tanks, electrical transmission systems, and roofs of several buildings sustained damage. During the third quarter of 1998, we recorded a charge of $0.8 million consisting of an insurance deductible of $0.5 million related to the hurricane damage and other expenses. Insurance proceeds related to this storm aggregated $7.7 million, of which $3.1 million was collected through December 31, 1999, and the remaining $4.6 million was collected in 2000. Hurricane Georges did not significantly impact operations of the facility, which returned to normal within days of the storm. Repair work related to the damage caused by Hurricane Georges is substantially complete.

         As a result of damages sustained to our St. Eustatius facility from Hurricane Lenny in late November 1999, we incurred a one-time non-cash charge of $1.5 million to partially reduce the carrying value of our shoreline protection system and a one-time cash charge of $0.25 million to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with other civil work, was substantially replaced during 2000 at a cost of $2.8 million.

         Our operations were not significantly impacted by adverse weather conditions during 2000.

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

                              REVENUES BY LOCATION
                             (Dollars in thousands)

                                                            For the years ended December 31,
                                            ------------------------------------------------------------------
                                                    1998                   1999                   2000
                                            --------------------   -------------------   ---------------------
                                                           % of                  % of                   % of
                                              Dollars      Total     Dollars     Total    Dollars       Total
                                            ----------   -------   ---------    ------   ---------     -------
   Netherlands Antilles and the Caribbean   $ 114,091      83.4%   $ 149,852     89.0%   $ 192,165      91.3%
   Canada                                      21,058      15.4       18,491     11.0       18,290       8.7
   Brownsville, Texas, facility                 1,613       1.2         -           -         -            -
                                            ---------     -----    ---------    -----    ---------     -----
       Total                                $ 136,762     100.0%   $ 168,343    100.0%   $ 210,455     100.0%
                                            =========     =====    =========    =====    =========     =====

                       OPERATING INCOME (LOSS) BY LOCATION
                             (Dollars in thousands)

                                                            For the years ended December 31,
                                            ------------------------------------------------------------------
                                                    1998                   1999                   2000
                                            --------------------   -------------------   ---------------------
                                                           % of                  % of                   % of
                                              Dollars      Total     Dollars     Total    Dollars       Total
                                            ----------   -------   ---------    ------   ---------     -------
   Netherlands Antilles and the Caribbean   $ 15,908       69.9%    $ 13,405      79.8%   $ 15,368      80.9%
   Canada                                      7,268       31.9        3,385      20.2       3,622      19.1
   Brownsville, Texas, facility                 (417)      (1.8)         -          -         -           -
                                            --------      -----     --------     -----    --------     -----
       Total                                $ 22,759      100.0%    $ 16,790     100.0%   $ 18,990     100.0%
                                            ========      =====     ========     =====    ========     =====

YEAR ENDED DECEMBER 31, 2000, COMPARED WITH YEAR ENDED DECEMBER 31, 1999

         Comparability

         The transactions related to our Parent's initial public offering of equity, which was completed on April 28, 1999, have impacted our financial condition and results of operations and, therefore, comparability between years.

         Revenues

         Total revenues for the year ended December 31, 2000, were $210.5 million compared to $168.3 million for the year ended December 31, 1999, an increase of $42.2 million, or 25.0%. The total revenue increase is primarily due to increases in the average selling prices within our product sales segment.

         Revenues from terminaling services (resulting from revenue from storage, throughput, dock usage, emergency response, and other terminal services) for the year ended December 31, 2000, were $61.5 million, a small decrease from $61.7 million for the previous year. We believe the small decrease in terminaling services revenues for the year ended December 31, 2000, compared to 1999, was principally due to the adverse effects of the accord established between many of the oil exporting nations, some of whom are our customers, to raise crude oil prices by reducing supply. Members of the accord reduced their production of crude oil during the period from April 1999 through late March 2000, which reduced the worldwide quantity of crude oil and petroleum products in storage. The accord primarily impacted our terminaling services revenues beginning with the second half of 1999 and continuing through most of the first half of 2000. The impact of the accord during the first half of 2000 was partially offset by uncertain conditions in the crude oil and petroleum products markets during the second half of 2000 which created trading opportunities for several of our customers and resulted in these customers leasing storage capacity from us. Additionally, during the second half of 2000, increased throughput of crude oil favorably impacted our revenues.

         For the year ended December 31, 2000, approximately 73% of our tank capacity was leased pursuant to long-term contracts at our St. Eustatius and Point Tupper locations together. Approximately 65% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts during the same period.

         Revenues from terminaling services at St. Eustatius decreased approximately $0.2 million, or 0.4%, during the year ended December 31, 2000, as compared to the year ended December 31, 1999. Lower storage revenues, resulting from a lower percentage capacity leased, were partially offset by increased revenues from port charges. Port charges consist of dock charges, emergency response fees, and other terminal charges. For the year ended December 31, 2000, the overall percentage of capacity leased at this facility was 88% compared to 90% for the same period of 1999, reflecting a decrease in the percentage of storage capacity leased for both residual fuel oil and clean products. Total throughput increased from 61.7 million barrels during the year ended December 31, 1999, to 81.6 million barrels during 2000 due primarily to increased throughput of crude oil. Although 18 fewer cargo vessels called at the St. Eustatius facility during the year ended December 31, 2000, than during the same period of 1999, the average size of the vessels increased. The net result of these two factors was increased revenues from port charges.

         Revenues from terminaling services at Point Tupper were virtually unchanged during the year ended December 31, 2000, as compared to the year ended December 31, 1999. Lower storage revenues, resulting from a lower percentage capacity leased, were offset by higher revenues from port charges. The percentage of tank capacity leased at Point Tupper decreased from 79% for the year ended December 31, 1999, to 68% for the same period of 2000. This decrease is primarily the result of the decision by a customer of this facility, which is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Another customer significantly increased its throughput of crude oil during 2000. Forty-one more vessels called during the year ended December 31, 2000, as compared to the same period of 1999, which led to higher revenues from port charges at this facility.

         Revenues from product sales (including bunker fuels and bulk oil sales) were $148.9 million for the year ended December 31, 2000, compared to $106.7 million for the same period in 1999, an increase of $42.2 million, or 39.6%. This increase was primarily due to increases in average selling prices which were partially offset by decreases in the volume of products delivered. Metric tons of product sold decreased 12.0% during the year ended December 31, 2000, as compared to the same period of 1999. Average selling prices increased 56.1% when comparing the year ended December 31, 2000, with the same period of 1999. These increases in average selling prices were primarily the result of significantly higher oil market prices.

         Gross Profit

         Gross profit for the year ended December 31, 2000, was $28.4 million compared to $30.7 million for the same period of 1999, representing a decrease of $2.3 million, or 7.5%. The decrease in gross profit was primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales. Gross profit from terminaling services decreased primarily as a result of lower percentage of capacity leased and increases in the operating costs associated with the providing of our terminaling services at both of our operating locations. The costs of our terminaling services revenue at our St. Eustatius facility includes $0.8 million (net of depreciation savings) for the year ended December 31, 2000, representing incremental operating costs resulting from the lease of the M/V Statia Responder discussed further in note 9 of the notes to consolidated financial statements. Additionally, during the three months ended March 31, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we changed the estimated useful lives of certain hoses and incurred a non-cash charge of $0.8 million to depreciation expense during the first quarter of 2000, which is included in costs of terminaling services revenues.

         Administrative Expenses

         Administrative expenses were $9.4 million for the year ended December 31, 2000, as compared to $8.0 million for the same period of 1999, representing an increase of $1.4 million, or 16.6%. The increase during the year ended December 31, 2000, as compared to the same period of 1999, is primarily the result of higher personnel and personnel related costs, and higher depreciation costs primarily related to computer software. Administrative expenses primarily relate to costs incurred at our U.S. administrative offices.

         Special Compensation Expense

         As more fully discussed in note 3 of the notes to consolidated financial statements, we recorded special compensation expense during the year ended December 31, 1999, of $4.1 million of which $2.2 million was a non-cash charge related to the vesting of certain stock options.

         Hurricane Charges

         As a result of damages sustained to our St. Eustatius facility from Hurricane Lenny in late November 1999, we incurred a one-time non-cash charge of $1.5 million to partially reduce the carrying value of our shoreline protection system and a one-time cash charge of $0.25 million to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with certain other civil work, was substantially replaced during 2000 at a cost of $2.8 million.

         Interest Expense

         During the years ended December 31, 2000 and 1999, we incurred $12.7 million and $14.3 million, respectively, of debt service costs consisting of interest accrued on our long-term debt, interest expense and commitment fees on our revolving credit facility, amortization expense related to deferred financing costs, and bank charges. In May 1999, we repurchased $34.0 million of the mortgage notes, which resulted in lower interest and amortization expense related to this debt.

         Provision for Income Taxes

         Provision for income taxes was $0.9 million for the year ended December 31, 2000, as compared to $0.8 million for the same period of 1999. The provision for income taxes was increased, as compared to the previous year, in contemplation of potential additional income tax assessments from jurisdictions in which we operate, offset by the effect of certain tax benefits. For a further discussion of income taxes, please see note 7 of the notes to consolidated financial statements and the "Tax Matters" section below.

         Extraordinary Charge Related to Early Extinguishment of Debt

         As more fully discussed in note 3 of the notes to consolidated financial statements, we recognized an extraordinary charge of $4.7 million during the year ended December 31, 1999, in connection with the repurchase of $34.0 million of the mortgage notes. This charge represented the premium paid to acquire the mortgage notes in the open market and other acquisition costs. There was no income tax effect associated with this extraordinary charge.

         Net Income (Loss)

         Net income was $5.6 million for the year ended December 31, 2000, as compared to a net loss of $2.3 million for the year ended December 31, 1999. The improvement in our results is attributable to the elimination of the extraordinary charge, the reduction of our interest expense, and the net effect of the operating factors discussed above.


YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         Comparability

         On July 29, 1998, we sold Statia Terminals Southwest to an unrelated third party. Our consolidated financial statements include the operations of Statia Terminals Southwest through June 30, 1998. Therefore, the year ended December 31, 1998, includes the operations of Statia Terminals Southwest for six months, and the year ended December 31, 1999, includes no operations of Statia Terminals Southwest. Additionally, as discussed in more detail below, during May 1999, we repurchased in the open market a principal amount of $34 million of the 11 3/4% First Mortgage Notes with proceeds from the sale of our common stock. These transactions have impacted our financial condition and results of operations and, therefore, comparability between years.

         Revenues

         Total revenues for the year ended December 31, 1999, were $168.3 million compared to $136.8 million for the year ended December 31, 1998, an increase of $31.5 million, or 23.1%. Revenues from terminaling services (resulting from revenue from storage, throughput, dock usage, emergency response, and other terminal services), for the year ended December 31, 1999, were $61.7 million compared to $66.6 million for the previous year, a decrease of $4.9 million, or 7.4%.

         The decrease in terminaling services revenue for the year ended December 31, 1999, compared to the previous year was principally due to the adverse effects of the accord established between many of the oil producing nations, some of whom we do business with, to raise crude oil prices by reducing supply. Members of the accord reduced their production of crude oil which, in turn, reduced the worldwide quantity of crude oil and petroleum products in storage. The accord was signed in March 1999 and became effective April 1, 1999, for a one-year term. The accord primarily impacted our terminaling services revenues beginning with the second half of 1999.

         For the year ended December 31, 1999, approximately 69% of our tank capacity was leased pursuant to long-term contracts at our St. Eustatius and Point Tupper locations together. Approximately 60% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts during the same period.

         Revenues from terminaling services at St. Eustatius decreased approximately $1.4 million, or 3.2%, during the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to decreased throughput and a lower percentage of capacity leased. Total throughput decreased from 74.2 million barrels during the year ended December 31, 1998, to 61.7 million barrels during 1999 due primarily to decreased throughput of crude oil and petroleum products. Twelve fewer cargo vessels called at the St. Eustatius facility during the year ended December 31, 1999, than during the same period of 1998, resulting in lower revenues from port charges. For the year ended December 31, 1999, the overall percentage of capacity leased at this facility was 90% compared to 92% for the same period of 1998, reflecting a decrease in the percentage of storage capacity leased for residual fuel oil, which was partially offset by an increase in the percentage of capacity leased for clean products.

         Revenues from terminaling services at Point Tupper decreased $2.3 million, or 11.3% during the year ended December 31, 1999, as compared to the year ended December 31, 1998. The decrease was due to a lower percentage capacity leased and fewer vessel calls during the year ended December 31, 1999. The percentage of tank capacity leased at Point Tupper decreased from 93% for the year ended December 31, 1998, to 79% for the same period of 1999. This decrease is primarily the result of the decision by a customer of this facility, which is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Fewer vessels called during the year ended December 31, 1999, as compared to the same period of 1998 which led to lower revenues from port charges at this facility.

         Revenues from product sales were $106.7 million for the year ended December 31, 1999, compared to $70.1 million for the same period in 1998, an increase of $36.6 million, or 52.1%. This increase was primarily due to increases in the volume of products delivered and increases in average selling prices. Metric tons of product sold increased 19.2% during the year ended December 31, 1999, as compared to the same period of 1998. Average selling prices increased 27.7% when comparing the year ended December 31, 1999, with the same period of 1998. These changes in average selling prices were primarily the result of changes in the world oil markets which were significantly influenced by the accord.

         Gross Profit

         Gross profit for the year ended December 31, 1999, was $30.7 million compared to $30.9 million for the same period of 1998, representing a decrease of $0.2 million, or 0.6%. The decrease in gross profit was primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales. Gross profit from terminaling services decreased primarily as a result of certain customers choosing not to renew their storage and throughput contracts due, in part, to reduced supply resulting from the accord established among many of the oil exporting nations.

         Administrative Expenses

         Administrative expenses were $8.0 million for the year ended December 31, 1999 as compared to $7.3 million for the same period of 1998, representing an increase of $0.7 million, or 9.9%. The increase during the year ended December 31, 1999, as compared to the same period of 1998, was primarily the result of higher personnel and related costs.

         Special Compensation Expenses

         As more fully discussed in note 3 of the notes to consolidated financial statements, we recorded special compensation expense during the year ended December 31, 1999, of $4.1 million of which $2.2 million was a non-cash charge.

         Hurricane Charges

         As a result of damages sustained to our St. Eustatius facility from Hurricane Lenny in late November 1999, we incurred a one-time non-cash charge of $1.5 million to partially reduce the carrying value of our shoreline protection system and a one-time cash charge of $0.25 million to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with certain other civil work, was substantially replaced during 2000 at a cost of $2.8 million.

         During September 1998, Hurricane Georges damaged components of our St. Eustatius facility. However, operations were not significantly impacted by the hurricane and returned to normal within days of the storm. During 1998, we recorded a charge of $0.8 million representing an insurance deductible of $0.5 million related to the hurricane damage and certain other costs resulting from the hurricane which was not recovered through our insurance policies.

         Loss on Sale of Assets

         As more fully discussed in note 12 of the notes to consolidated financial statements, we recognized a loss on the sale of Statia Terminals Southwest, Inc. during the year ended December 31, 1998, of $1.7 million.

         Interest Expense

         During the years ended December 31, 1999 and 1998, we incurred $14.3 million and $16.9 million, respectively, of interest expense from interest accrued on our mortgage notes due in 2003, interest expense and commitment fees on our revolving credit facility, amortization expense related to deferred financing costs and bank charges. In May 1999, we repurchased $34.0 million of the mortgage notes which resulted in lower interest and amortization expense related to this debt. Interest expense and commitment fees on our revolving credit facility were not significant for 1999 and 1998.

         Provision for Income Taxes

         Provision for income taxes was $0.8 million for the year ended December 31, 1999, as compared to $0.3 million for the same period of 1998. The provision for income taxes was increased in 1999 in contemplation of potential additional income tax assessments from jurisdictions in which we operate.

         Extraordinary Charge Related to Early Extinguishment of Debt

         As more fully discussed in note 3 of the notes to consolidated financial statements, we recognized an extraordinary charge of $4.7 million during the year ended December 31, 1999, in connection with the repurchase of $34.0 million of the mortgage notes. There was no income tax effect associated with this extraordinary charge.

         Net Income (Loss)

         Our net loss was $2.3 million for the year ended December 31, 1999, as compared to net income of $4.5 million for the same period of 1998, a decrease of $6.8 million. The decrease in net income is attributable to the net effect of the factors discussed above.

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

                                                                Quarters Ended
                                                           (Dollars in thousands)
                                          --------------------------------------------------------
                                          March 31      June 30      September 30      December 31        Total
                                          --------      -------      ------------      -----------        -----
              1999
              ----
      Total revenues                      $  37,415     $  42,267     $  43,310          $ 45,351      $  168,343
      Operating income                        4,743         4,656         4,210             3,181          16,790
      Adjusted Indenture EBITDA               9,594         9,863         6,902             7,838          34,197

              2000
              ----
      Total revenues                      $  42,305     $  54,227     $  57,542          $ 56,381      $  210,455
      Operating income                        1,912         3,429         6,764             6,885          18,990
      Adjusted Indenture EBITDA               5,467         6,218         9,614             9,239          30,538


LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow from Operating Activities

         Net cash provided by operating activities was $19.5 million, $11.0 million and $22.5 million for the years ended December 31, 1998, 1999, and 2000, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges, and changes in various working capital accounts.

         We periodically purchase refined petroleum products for resale as product sales, and our inventory balances change based on these activities. As of December 31, 1999 and 2000, our inventory balances were $3.2 million and $1.6 million, respectively.

         Cash Flow from Investing Activities

         Net cash used in investing activities was $4.1 million, $8.6 million, and $8.6 million for the years ended December 31, 1998, 1999, and 2000, respectively. Investing activities during 1998, 1999, and 2000, included purchases of property and equipment of $10.7 million, $8.6 million, and $8.6 million, respectively. See "Capital Expenditures" below. Additionally, as more fully discussed in note 12 of the notes to consolidated financial statements, on July 29, 1998, we received $6.5 million of cash proceeds from the sale of our Brownsville, Texas, facility.

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

         As further discussed in note 9 of the notes to consolidated financial statements, in March 2000, our ownership of the M/V Statia Responder, one of our emergency response and maintenance support vessels, was transferred to a subsidiary of the Parent as the result of a dividend by us in the amount of $4.7 million, representing the net book value of the vessel. In February 2001, we declared and paid a dividend to the Parent totaling $1.2 million. During the year ended December 31, 2000, we declared dividends to the Parent totaling $6.7 million. During the year ended December 31, 1999, we declared dividends to the Parent totaling $12.5 million of which $3.8 million remained payable at December 31, 1999, and was paid in 2000. During the year ended December 31, 1998, we paid a dividend to the Parent of $1.5 million. Additionally, during the year ended December 31, 1998, we utilized the net proceeds from the sale of the Brownsville, Texas, facility to pay $6.15 million to our Parent.

         We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with our available borrowing base, which was estimated at $11.0 million at December 31, 2000. The revolving credit facility bears interest at the prime rate plus 0.5% per annum (8.5% at March 30, 2001) and will expire on November 27, 2001. During December 1999 and the first and second quarters of 2000, we borrowed against the revolving credit facility, and all of such borrowings were repaid by May 2000. There was no outstanding balance at December 31, 2000.

         The debt service costs associated with the borrowings under the mortgage notes impose a significant burden on our liquidity. The mortgage notes accrue interest at 11 3/4% per annum payable semi-annually on May 15 and November 15. The mortgage notes will mature on November 15, 2003. As further discussed in note 5 of the notes to consolidated financial statements, the mortgage notes are redeemable in whole or in part at our option at redemption prices set forth in the indenture relating to the mortgage notes. Under the terms of the indenture, we may also forego the redemption process and repurchase the mortgage notes in the open market. Any time on or prior to November 15, 1999, we were allowed to redeem or repurchase up to 35% of the aggregate principal amount of the mortgage notes with the proceeds of one or more equity offerings. As further discussed above and in note 3 of the notes to consolidated financial statements, during May 1999, and in connection with our Parent's initial public offering of equity, we repurchased in the open market a principal amount of $34 million of the mortgage notes.

         The indenture generally limits the incurrence of additional debt by us, limits our ability to pay dividends to our Parent or make any other distribution to our Parent, and limits our ability to sell assets. We may incur additional indebtedness as long as our consolidated fixed charge coverage ratio is at least
2.0 to 1. The fixed charge coverage ratio is the ratio of Indenture EBITDA to fixed charges, each computed as set forth in the indenture with respect to the mortgage notes. The indenture requires our EBITDA to be adjusted for specified non-cash income and expense items to compute Indenture EBITDA. Under the terms of the indenture, we may not pay our Parent any dividend if at the time of declaration:

         o a default or event of default under the indenture shall have occurred and be continuing or shall occur as a consequence thereof;

         o our consolidated fixed charge coverage ratio (as defined in the indenture) for the prior four full quarters is less than 2.0 to 1; or

         o the amount of such dividend, when added to the aggregate amount of all other dividends and specific other restricted payments made by us after November 27, 1996, and not covered by other exceptions in the indenture, exceeds the sum specified below.

         Such sum is:

         50% of our consolidated net income, as defined in the indenture and taken as one accounting period, from November 27, 1996, to the end of our most recently ended fiscal quarter for which internal financial statements are available at the time of such dividend or, if such aggregate consolidated net income is a deficit, minus 100% of such aggregate deficit, plus

         the net cash proceeds from the issuance and sale after November 27, 1996, our capital stock to our Parent and/or third parties.

         Some other dividends, generally unrelated to operating cash flow, are permitted notwithstanding the second and third items above.

         As of March 30, 2001, no event of default existed and was continuing. The consolidated fixed charge coverage ratio as defined in the indenture was 2.4 to 1 at December 31, 2000. Additionally, at December 31, 2000, the sum of our dividends, restricted payments, aggregate consolidated net income (deficit) and capital stock proceeds was approximately $16.5 million.

         We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of the mortgage notes, to fund working capital needs, capital expenditures and other operating requirements, including any expenditures required by applicable environmental laws and regulations, and to service debt. It is unlikely that we will be able to repay the mortgage notes at maturity through projected operating cash flow, and it will be necessary to refinance all or a portion of the mortgage notes, or redeem the mortgage notes from additional equity funds, on or before their maturity on November 15, 2003. We continuously monitor financial market conditions and our financial position to determine when and whether we will refinance or redeem all or a portion of the mortgage notes prior to their maturity.

         Although we intend to refinance and believe that we will be able to refinance the mortgage notes prior to November 15, 2003, our operating performance and ability to service or refinance the mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to commercial, financial, and other factors, many of which are beyond our control. There can be no assurances that we will be able to repay at maturity or refinance our indebtedness in whole or in part, or at all, on terms acceptable to us. If we are unable to repay or refinance the mortgage notes at or prior to maturity, we will be forced to adopt alternative strategies that may include seeking additional equity capital.

CAPITAL EXPENDITURES

         We spent $10.7 million, $8.6 million, and $8.6 million during the years ended December 31, 1998, 1999, and 2000, respectively. These amounts include $1.7 million, $1.0 million, and $0.4 million, respectively, which was spent to enhance our ability to generate incremental revenues. During 1998, 1999, and 2000, a majority of capital expenditures were related to sustaining our existing operations, including our terminal and marine maintenance programs. The amount spent during 2000 also includes $2.8 million related to repairs to our shoreline protection system at St. Eustatius which was damaged by Hurricane Lenny in 1999.

         A salt deposit has been identified on a parcel of land very near our Point Tupper facility. Frequently, salt caverns can be developed from such deposits. Salt caverns are used around the world for storing hydrocarbon products. We have been investigating this salt deposit for approximately three years and plan to continue to investigate it during 2001. To date, we have obtained a license from governmental authorities for work to be done to further analyze the usefulness of the property and the deposit for the storage of natural gas and other hydrocarbons. At this point in time, we have not established sufficient information to determine whether or not this project will ever produce income. However, it is anticipated that should the project prove successful, it would not produce revenues until at least three years from now. This project, like any project in which we may become involved, will require adequate prospective returns in order to be developed. Through February 2001, we have capitalized $0.9 million related to this project. Should this or any other project be abandoned, we may incur an immediate charge to write-off any amounts capitalized.

         We have been reviewing certain commercially available software to determine if such software will perform and extend the functions of our terminal operations software, which has, to date, been developed internally. We have concluded that the commercially available software will not perform the functions of our internally developed terminal operations software without substantial modification. Therefore, we have determined that we will continue the internal development and enhancement of our current terminal operations software. As of December 31, 2000, capitalized costs related to this internally developed software were approximately $0.9 million.

         Our capital expenditure budget for 2001 is $12.0 million primarily for items to sustain our existing operations. Spending for producing incremental revenues is estimated at $2.0 million and contingent upon the securing of additional business or continuation of certain development projects. Our 2001 maintenance-related capital expenditure forecast of $10.0 million includes certain expenditures originally budgeted for prior periods, but which were not completed in those prior periods.

         The following table sets forth capital expenditures by location and separates such expenditures into those which produce, or have the potential to produce, incremental revenue and those which sustain existing operations.

                   SUMMARY OF CAPITAL EXPENDITURES BY LOCATION
                             (Dollars in thousands)

                                                    PRODUCE          SUSTAIN
                                                  INCREMENTAL        EXISTING
                                                    REVENUES        OPERATIONS           TOTAL           % OF TOTAL
                                                  -----------       ----------        ----------         ----------
YEAR ENDED DECEMBER 31, 1998
   Netherlands Antilles                             $    667        $   5,990         $    6,657              62.1%
   Canada                                                829              476              1,305              12.2
   Brownsville, Texas, facility (1)                      218               94                312               2.9
   All other United States (2)                          -               2,440              2,440              22.8
                                                    --------        ---------         ----------           -------
     Total                                          $  1,714        $   9,000         $   10,714             100.0%
                                                    ========        =========         ==========           =======

YEAR ENDED DECEMBER 31, 1999
   Netherlands Antilles                             $    586        $   4,613         $    5,199              60.5%
   Canada                                                416            1,602              2,018              23.5
   United States (2)                                    -               1,376              1,376              16.0
                                                    --------        ---------         ----------           -------
     Total                                          $  1,002        $   7,591         $    8,593             100.0%
                                                    ========        =========         ==========           =======

YEAR ENDED DECEMBER 31, 2000
   Netherlands Antilles                             $    136        $   6,548         $    6,684              77.9%
   Canada                                                294              759              1,053              12.3
   United States (2)                                    -                 841                841               9.8
                                                    --------        ---------         ----------           -------
     Total                                          $    430        $   8,148         $    8,578             100.0%
                                                    ========        =========         ==========           =======

(1)  We sold our Brownsville, Texas, facility on July 29, 1998.

(2) Includes expenditures for U.S. flagged marine equipment utilized primarily in the Netherlands Antilles.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         We are subject to comprehensive and periodically changing environmental, health, and safety laws and regulations within the jurisdictions of our operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm water, and the disposal of non-hazardous and hazardous waste. In 1998, 1999, and 2000, our capital expenditures for compliance with environmental, health and safety laws and regulations were approximately $2.7 million, $2.5 million, and $1.8 million, respectively. These figures do not include routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, which were approximately $0.9 million, $1.2 million and $0.3 million in 1998, 1999, and 2000, respectively. We believe we are presently in substantial compliance with applicable laws and regulations governing environmental, health and safety matters.

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

         With respect to the foregoing environmental liabilities and costs, Praxair, in connection with the Castle Harlan acquisition, has paid approximately $5.2 million through December 31, 2000. Based on the investigation conducted and information available to date, the potential cost of additional remediation and compliance related to the foregoing matters is currently estimated to be approximately $13 million. Praxair is required under the Castle Harlan acquisition agreement to pay the costs of this additional remediation and compliance, and has been generally meeting its obligations.

         We accrued a total of $1.5 million during 1996 to cover environmental, health, and safety costs we have identified as not being covered by the agreement with Praxair. Through December 31, 2000, $0.2 million of this amount had been expended. We periodically review the adequacy of this accrual and during 1999 and 2000 determined $0.25 million and $0.2 million originally provided for environmental contingencies, respectively, were no longer necessary. Accordingly, this portion of the accrual was eliminated and credited to costs of terminaling revenues. In 2000, we identified certain other environmental, health, and safety costs not covered by the agreement with Praxair and accrued $0.2 million related to these costs. We believe that environmental, health and safety costs will not have a material adverse effect on the Company's financial position, cash flows, or results of operations, subject to reimbursements from Praxair. We can give no assurance that additional liabilities discovered in the future, under existing or future environmental, health, and safety laws and outside the scope of the Praxair agreement will not be material. In addition, we can give no assurance that we will not have to incur material expenses before Praxair pays amounts for which Praxair ultimately would be responsible.

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

POLITICAL, INFLATION, CURRENCY AND INTEREST RATE RISKS

         We periodically evaluate the political stability and economic environment in the countries in which we operate. As a result of these evaluations, we are not presently aware of any matters that may adversely impact our business, results of operations or financial condition. The general rate of inflation in the countries where we operate has been relatively low in recent years causing a modest impact on operating costs. Typically, inflationary cost increases result in adjustments to storage and throughput charges because long-term contracts generally contain price escalation provisions. Product sales prices are based on active markets, and we are generally able to pass any cost increases to customers. Except for minor local operating expenses in Canadian dollars and Netherlands Antilles guilders, and certain Canadian dollar-denominated revenues, all of our transactions are in U.S. dollars. Therefore, we believe we are not significantly exposed to exchange rate fluctuations.

         Most of our present debt obligations carry a fixed rate of interest. The revolving credit facility varies with changes in the lender's prime lending rate, and the loan collateralized by the M/V Statia Responder is indexed to three month London InterBank Offered Rates. Therefore, we believe our exposure to interest rate fluctuations is minimal.

TAX MATTERS

         Our St. Eustatius facility has qualified for designation as a free trade zone and our Point Tupper facility has qualified for designation as a customs bonded warehouse. Such status allows customers and us to transship commodities to other destinations with minimal Netherlands Antilles or Canadian tax effects.

         Our Free Zone and Profit Tax Agreement with the island government of St. Eustatius expired on December 31, 2000. The agreement required payment of a minimum annual tax of 500,000 Netherlands Antilles guilders or approximately $282,000. This agreement further provided that any amounts paid to meet the minimum annual payment would be available to offset future tax liabilities under such agreement to the extent that the minimum annual payment is greater than 2% of taxable income. We have been adhering to the terms of this agreement since its expiration. Discussions regarding modification and extension of this agreement are in progress, and we believe that, although some terms and conditions could be modified and that the amounts payable may increase or decrease, extension of this agreement is likely. However, if the beneficial tax status of our facilities is terminated, or if significant adverse modifications are made to the tax agreement, our business, financial condition, results of operations, and cash flows may be adversely affected.

         Tax rates in the jurisdictions in which we operate did not change significantly between 1998 and 2000.

         The net operating tax loss carry-forwards available to offset Canadian taxable income at December 31, 2000, were $48.7 million, the majority of which expire during 2001. The investment tax credit carry-forwards available to reduce Canadian income taxes was $1.8 million at December 31, 2000, the majority of which expire during 2002. The net operating tax loss carry-forwards available to offset U.S. taxable income at December 31, 2000, were $4.1 million and expire in various amounts through 2019. We have provided a full valuation allowance against these deferred tax assets because it is not certain that any deferred tax assets will be utilized in the future.

INSURANCE

         We maintain insurance policies on insurable risks at levels we consider appropriate. At the present time, we do not carry business interruption insurance due to, what we believe, are excessive premium costs for the coverage provided. However, we do carry business interruption insurance for our offshore single point mooring system. While we believe we are adequately insured, future losses could exceed insurance policy limits, or under adverse interpretations, be excluded from coverage. Future liability or costs, if any, incurred under such circumstances could adversely impact our business, financial condition, results of operations, or cash flows.

         Our current insurance program commenced March 31, 2001, and generally extends 12 months. Our property insurance covers damage to the real and personal property located at our two terminals and administrative offices. The property loss limit is $150 million with a $0.25 million deductible, except for a $125 million property loss limit for certain losses (wind, flood, earthquake, etc.). At St. Eustatius, certain property losses have a deductible of $1.0 million, or 2.5% of the loss, whichever is greater. We carry various layers of liability coverage of up to $200 million with a deductible of $0.25 million (including coverage for liabilities associated with certain accidental spills). We carry $30 million of property coverage on the offshore single point mooring system at St. Eustatius with a deductible of $0.25 million. We have coverage up to scheduled values for damage to our marine vessels with a $50,000 deductible. We also carry other insurance customary in the industry.

ACCOUNTING STANDARDS AND POLICIES

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133-- "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. The adoption of SFAS No. 133 did not have a material impact on us.

         The Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants is currently formulating a new accounting standard, which is expected to modify the accounting rules for major repairs and maintenance expenditures, among other things. AcSEC has not yet released a draft of this proposed standard for public comment, but is expected to do so shortly. Therefore, we cannot determine at the present time whether or not the ultimate implementation of the final standard by us will have a material effect on our business, financial condition, results of operations, or cash flows.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests, and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding 90 days. Presently, we do not have any derivative positions to hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products on hand at December 31, 2000, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)

                                        As of December 31, 2000
                                   ---------------------------------
                                   Carrying Amount        Fair Value
                                   ---------------        ----------
Petroleum Inventory:
  Statia Terminals N.V.                $   1,485           $  1,692
  Statia Terminals Canada                     67                200
                                       ---------           --------
Total                                  $   1,552           $  1,892
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


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

         None.

                                    PART III.

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         Managing directors and directors, as the case may be, are elected annually by the shareholders of the respective companies to serve during the ensuing year or are elected to serve until a successor is duly elected and qualified. Executive officers are duly elected by their respective boards of managing directors/directors to serve until their respective successors are elected and qualified.

         The following table sets forth certain information with respect to the managing directors and executive officers of Statia Terminals International N.V. as of March 30, 2001:

     Name                 Age          Position
     ----                 ---          --------
James G. Cameron           55      Managing Director
John K. Castle             60      Managing Director
David B. Pittaway          49      Managing Director
Justin B. Wender           31      Managing Director
James F. Brenner           42      Vice President and Treasurer
Jack R. Pine               61      Secretary

         The following table sets forth certain information with respect to the directors and executive officers of Statia Terminals Canada, Incorporated as of March 30, 2001:

        Name               Age            Position
        ----               ---            --------
Paul R. Crissman            45      Director and President
James G. Cameron            55      Director
Clarence W. Brown           51      Director
James F. Brenner            42      Vice President-Finance
Jack R. Pine                61      Secretary


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

         The following table sets forth certain information with respect to the directors and executive officers of Statia Terminals, Inc. as of March 30, 2001:

         Name               Age                 Position
         ----               ---                 --------

   James G. Cameron          55    Director, Chairman of the Board, and
                                    President
   Thomas M. Thompson, Jr.   56    Director and Executive Vice President
   Robert R. Russo           45    Director and Senior Vice President
   Jack R. Pine              61    Senior Vice President, General Counsel,
                                    and Secretary
   John D. Franklin          44    Vice President--Marine Fuel Marketing
   James F. Brenner          42    Vice President--Finance, Treasurer, and
                                    Assistant Secretary

         The following table sets forth certain information with respect to the directors of the Parent as of March 30, 2001:

     Name                          Age                           Position
     ----                          ---                           --------

James G. Cameron                    55                           Director
John K. Castle                      60                           Director
Admiral James L. Holloway, III      79                           Director
Francis Jungers                     74                           Director
David B. Pittaway                   49                           Director
Jonathan R. Spicehandler, M.D.      52                           Director
Ernest "Jackie" Voges               69                           Director
Justin B. Wender                    31                           Director

         James F. Brenner. Mr. Brenner has been Vice President and Treasurer of the Parent since December 23, 1996, and serves as our principal financial and accounting officer. Mr. Brenner joined Statia Terminals, Inc. in 1992, as Controller, and was appointed to his present position with Statia Terminals, Inc. in May 1996. Immediately prior to joining us, he served three years as Vice President, Finance and Chief Financial Officer of Margo Nursery Farms, Inc., a publicly traded agribusiness firm with European and Latin American operations. From 1986 to 1990, Mr. Brenner was Treasurer of Latin American Agribusiness Development Corp., a company providing debt and equity financing to agribusinesses throughout Latin America. From 1981 to 1986, Mr. Brenner held various positions with the international accounting firm of PricewaterhouseCoopers (formerly Price Waterhouse LLP).

         Clarence W. Brown. Mr. Brown joined Statia Terminals N.V. in 1993 as Administrative Manager and was appointed Terminal Manager of our St. Eustatius facility in early 1996. In December 1996, Mr. Brown was appointed to his present positions as director of Statia Terminals Canada, Incorporated and Statia Terminals N.V. Prior to joining us, he held various management positions at the Amerada Hess Corporation facility on St. Lucia, including general manager of the facility, and has more than 18 years of experience in the marine terminaling industry.

         James G. Cameron. Mr. Cameron has been a director of the Parent since February 6, 1997, and a managing director of Statia Terminals International N.V. since November 1996. Mr. Cameron has been with us since 1981. From 1981 to 1984, Mr. Cameron served as the Project Manager spearheading the design and construction of the St. Eustatius terminal facility. Mr. Cameron was promoted in 1984 to Executive Vice President of Statia Terminals, Inc. Since being named Chairman of the Board and President of Statia Terminals, Inc. in 1993, Mr. Cameron has served on the board of directors of Tankstore (a joint venture company of CBI Industries, GATX Corporation and Paktank International B.V.). Mr. Cameron has also served on the board of directors of Petroterminal de Panama, where he represented CBI Industries' ownership in the pipeline traversing the isthmus of Panama. His prior experience in the petroleum industry dates back to 1969 when he joined Cities Service Company as a marine engineer. Mr. Cameron subsequently joined Pakhoed USA, Inc., where he served in a variety of positions including Project Engineer, Manager of Engineering & Construction, Maintenance Manager, and Terminal Manager, which included the management of Paktank's largest facility in Deer Park, Texas.

         John K. Castle. Mr. Castle has been a director of the Parent since February 6, 1997. Mr. Castle has been a managing director of Statia Terminals International N.V. since November 1996. Mr. Castle is Chairman and Chief Executive Officer of Branford Castle, Inc., an investment company formed in 1986. Since 1987, Mr. Castle has been Chairman of Castle Harlan, Inc., a private merchant bank in New York City. Mr. Castle is Chief Executive Officer of Castle Harlan Partners II, G.P. Inc., the general partner of the general partner of Castle Harlan Partners II L.P., which is the controlling shareholder of the Parent. Immediately prior to forming Branford Castle, Inc. in 1986, Mr. Castle was President and Chief Executive Officer and a director of Donaldson Lufkin & Jenrette, Inc., which he joined in 1965. Mr. Castle is a director of Sealed Air Corporation, Morton's Restaurant Group, Inc., Commemorative Brands, Inc. and Universal Compression, Inc. He is a member of The New York Presbyterian Hospital's Board of Trustees, a member of the board of the Whitehead Institute for Biomedical Research and is a member of the Corporation of the Massachusetts Institute of Technology.

         Paul R. Crissman. Mr. Crissman joined us in 1984 and has held safety, environmental, and operational management positions at our facilities. Mr. Crissman became terminal manager of our Canadian facility in 1992. Prior to joining us, Mr. Crissman was employed for approximately four years in various positions with Paktank, a terminaling company with a facility in the Houston, Texas area. In December 1996, Mr. Crissman was appointed to his present positions as director and president of Statia Terminals Canada, Incorporated and as a director of Statia Terminals N.V.

         John D. Franklin. Mr. Franklin joined us in March 1992 as Manager, Marine Sales and became the Vice President-Marine Fuel Sales in 1996 and Vice President-Marine Fuel Marketing in March 2000. Since 1998, he has served as a director of Petroterminal de Panama which owns and operates electrical generating facilities, a cargo port, and two marine petroleum terminals and an associated pipeline traversing the isthmus of Panama. Immediately prior to joining us, he was employed for 14 years with The Coastal Corporation, and its former subsidiary, Belcher Oil Co. Inc. His duties with Coastal included management of the company's marine sales division; Manager, National Accounts; and Terminal Manager at Coastal's New Orleans facility. He has extensive experience in marketing, terminal operations, and technical sales support.

         Jack R. Pine. Mr. Pine has been Secretary of the Parent since December 23, 1996. Mr. Pine has been involved with our legal affairs since 1978 and was formally transferred to Statia Terminals, Inc. from CBI Industries in May 1996 as Senior Vice President, General Counsel, and Secretary. Since 1996, Mr. Pine has served as a director of Petroterminal de Panama which owns and operates electrical generating facilities, a cargo port, and two marine petroleum terminals and an associated pipeline traversing the isthmus of Panama. He has over 30 years of combined experience with Liquid Carbonic Industries Corporation, CBI Industries, and us. Mr. Pine joined the legal staff of CBI Industries in 1974 as Assistant Counsel and was appointed Associate General Counsel in 1984. Prior to joining CBI Industries, Mr. Pine practiced law in the private sector.

         David B. Pittaway. Mr. Pittaway has been a director of the Parent and a managing director of Statia Terminals International since September 3, 1996. Mr. Pittaway is Senior Managing Director and has been Vice President and Secretary of Castle Harlan, Inc., a private merchant bank in New York City, since February 1987. Mr. Pittaway is an executive officer of Castle Harlan Partners II, G.P. Inc., the general partner of the general partner of Castle Harlan Partners II L.P., the Parent's controlling shareholder. Mr. Pittaway has been Vice President and Secretary of Branford Castle, Inc., an investment company, since October 1986. From 1987 to 1998 he was Vice President and Chief Financial Officer and a director of Branford Chain, Inc., a marine wholesale company where he is now a director and Vice Chairman. Mr. Pittaway is also a director of Morton's Restaurant Group, Inc., Charlie Brown's Holdings, Inc., Equipment Support Services, Inc., and Commemorative Brands, Inc.

         Robert R. Russo. Mr. Russo has been a Vice President of the Parent since December 23, 1996. Mr. Russo joined us in 1990 as Manager, Sales, and was promoted to his present position as Senior Vice President with Statia Terminals, Inc. in May 1996. His prior experience in the petroleum industry dates back to 1979 when he joined Belcher Oil Co. Inc., a subsidiary of The Coastal Corporation. Mr. Russo was Coastal's Vice President, Heavy Products Trading, from 1987 until his departure to join us in 1990.

         Thomas M. Thompson, Jr. Mr. Thompson has been a Vice President of the Parent since December 23, 1996. Mr. Thompson has been with us since 1985 when he joined Statia Terminals, Inc. as Vice President, Sales & Marketing. He has also held the position of Senior Vice President, with full responsibility for our Houston, Texas, sales and operations and President of JASTATIA, Inc., a marine vessel operating joint venture between Jahre Ship Services A/S and us. Mr. Thompson became Executive Vice President of Statia Terminals, Inc. in May 1996. His prior experience in the petroleum and chemical industry dates back to 1968 when he joined GATX Corporation as a sales representative. He subsequently worked as both a sales manager and General Manager with Pakhoed USA, Inc.

         Justin B. Wender. Mr. Wender has been a director of the Parent and a Managing Director of Statia Terminals International N.V. since September 3, 1996. Since 1993, he has been employed by Castle Harlan, Inc. He currently serves as Managing Director. From 1991 to 1993, Mr. Wender worked in the Investment Banking Group of Merrill Lynch & Co. He is a board member of Charlie Brown's Holdings, Inc.

       OUTSIDE DIRECTORS OF THE PARENT

         Admiral James L. Holloway III, U.S.N. (Ret.). Admiral Holloway has been a director of the Parent since April 29, 1997. Admiral Holloway is a retired U.S. Naval Officer who served as Chief of Naval Operations and a member of the Joint Chiefs of Staff from 1974 to 1978. After his retirement, from 1981 to 1989 he was President of the Council of American Flag Ship Operators, a national trade association representing the owners and operators of U.S. flag vessels in foreign trade. From 1985 to 1989 he was a member of the President's Blue Ribbon Commission on Merchant Marine and Defense and the Commission for a Long-Term Integrated Defense Strategy. In 1986, Admiral Holloway was appointed Special Envoy of the Vice President to the Middle East and from 1990 to 1992 he served in a presidential appointment as U.S. Representative to the South Pacific Commission. Admiral Holloway is currently Chairman of the Naval Historical Foundation, Chairman emeritus of the Naval Academy Foundation, and Chairman emeritus of the Board of Trustees of Saint James School.

         Francis Jungers. Mr. Jungers has been a director of the Parent since April 29, 1997. Mr. Jungers is a private investor and business consultant in Portland, Oregon. Mr. Jungers has been a consultant since January 1, 1978. From 1973 to 1978, he was Chairman and Chief Executive Officer of Arabian American Oil Company which is the largest producer of crude oil and liquefied gas in the world and holds the concession for all of Saudi Arabia's oil production. Mr. Jungers is a director of Thermo Electron Corporation, The AES Corporation, and ESCO Corporation. Mr. Jungers is Chairman of the Advisory Board of Common Sense Partners, L.P., a hedge fund. Mr. Jungers is a member of the Visiting Committee, The University of Washington. Mr. Jungers is Advisory Trustee of the Board of Trustees, The American University in Cairo, Trustee of the Oregon Health Sciences University Foundation, and a director of Goodwill Industries of the Columbia Willamettee.

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

         Ernest "Jackie" Voges. Mr. Voges has been a director of the Parent since February 2, 1998. From 1982 to 1996, Mr. Voges was General Managing Director of the Curacao Ports Authority. From 1977 to 1982, Mr. Voges held various positions including Dean of the Law School of the University of the Netherlands Antilles, permanent lecturer for the history of law and a member of the International Advisory Council of Florida International University. From 1973 to 1977, he served in various positions within the government for Land Territory of the Netherlands Antilles including Vice Prime Minister, Minister of Justice, and Minister of Transport and Communications. From 1967 to 1969, Mr. Voges served as Minister of Public Health. From 1959 to 1967, he was a member of the Island Council of the Island Territory of Curacao and from 1966 to 1967 he was Commissioner of the Island Territory of Curacao. Mr. Voges is Managing Director of Leeward News Holding N.V., Chairman of the Foundation Stichting Monumentenzorg Curacao, and Supervisory Director of Stadsherstel Corporation N.V. He is also Chairman of the Foundation Stichting JEKA, Supervisory Director of Smit International Corporation N.V., and Managing Director of Voges Inc., N.V. In 1979, Mr. Voges was Knighted in the Order of the Dutch Lion.

                         ITEM 11. EXECUTIVE COMPENSATION


         The following table sets forth information concerning the compensation paid or accrued for the three years ended December 31, 2000, for Mr. Cameron and each of our five other most highly compensated executive officers (the "named executive officers").

                                                                                   Long-Term
                                                                                 Compensation
                                                                                     Awards
                                                                                 ------------
                                                Annual Compensation                 Shares
                                      -----------------------------------------    Underlying
          Name and                                 Bonus       Other Annual       Options/SARs         All Other
   Principal Position (1)      Year   Salary ($)   ($)(2)    Compensation($)(3)      (#)(4)        Compensation($)(5)
- -------------------------      ----   ----------   -------   ------------------  -------------     ------------------
James G. Cameron               2000    $299,616   $227,077               -          39,000             $ 69,419
                               1999     292,596    187,514         576,959               -               69,476
                               1998     275,482    211,875               -             615               69,525

Thomas M. Thompson, Jr.        2000     260,270    191,754               -          33,000               17,798
                               1999     253,269    158,417         449,857               -               16,696
                               1998     241,549    173,750               -             490               16,677

Robert R. Russo                2000     239,615    181,662               -          32,000               15,642
                               1999     228,846    148,718         395,589               -               14,897
                               1998     199,232    145,000               -             425               13,816

Jack R. Pine                   2000     164,808    100,923               -          13,000               12,377
                               1999     163,010     77,592         196,604               -               12,098
                               1998     161,929     97,500               -             185               11,410

John D. Franklin               2000     156,731    100,923               -          13,000               11,658
                               1999     149,616     77,592         173,278               -               11,162
                               1998     139,616     97,500               -             185               10,784

James F. Brenner               2000     156,731    100,923               -          13,000               12,000
                               1999     154,731     77,592         154,713               -               11,462
                               1998     130,289     91,250          57,587             175               10,941

(1) James G. Cameron: Director of the Parent and Director, Chairman of the Board, and President of Statia Terminals, Inc.; Thomas M. Thompson, Jr.:
     Vice President of the Parent and Director and Executive Vice President of Statia Terminals, Inc.; Robert R. Russo: Vice President of the Parent and Director and Senior Vice President of Statia Terminals, Inc.; Jack R. Pine:
     Secretary of the Parent and Senior Vice President, General Counsel, and Secretary of Statia Terminals, Inc.; John D. Franklin: Vice President - Marine Fuel Marketing of Statia Terminals, Inc.; and James F. Brenner: Vice President and Treasurer of the Parent and Vice President - Finance, Treasurer, and Assistant Secretary of Statia Terminals, Inc.

(2) The compensation reported represents an annual cash incentive bonus based on the Parent attaining certain levels of earnings before interest expense, taxes, depreciation, and amortization. The 1999 and 2000 amounts were paid in early 2000 and 2001, respectively. The 1998 amount was paid in late 1998.

(3) The compensation reported for 1999 represents a bonus of $1,947,000, in aggregate, paid to the named executive officers. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from our initial public offering of equity and other past compensation arrangements. The compensation reported for 1998 represents $35,923 of relocation expenses and $21,664 of related tax reimbursements paid to Mr. Brenner.

(4) On May 2, 2000, options were granted to purchase class A common shares of the Parent, and are discussed further under "Option Grants During The Year Ended December 31, 2000" below.

     1998 grants were for options to purchase the Parent's common stock awarded under the 1997 Stock Option Plan. The fair value at the date of grant, December 3, 1998, was determined by the Compensation Committee of the Parent's Board of Directors to be $0.10 per share. The award agreements specified that if a liquidation event occurred (as defined in the award agreements), the option would become fully exercisable. The Parent's initial public offering of equity, which was completed on April 28, 1999, qualified as a liquidation event under the award agreements. Each outstanding option on April 28, 1999, was exercised and converted to approximately 80.6469 of the Parent's class B subordinated shares and approximately 0.806469 of the Parent's class C shares. The holders then transferred all of the class B subordinated shares and class C shares to Statia Terminals Holdings N.V. in exchange for common shares of Statia Terminals Holdings N.V. Statia Terminals Holdings N.V. now owns all of the Parent's outstanding class B subordinated shares and class C shares. These transactions are further discussed in the Parent's Registration Statement on Form S-1 (File No. 333-72317) related to its initial public offering of equity.

(5) The compensation reported for 2000 represents: (a) the dollar value of split dollar life insurance benefits paid by us, (b) matching and discretionary contributions made to our 401(k) plan, and (c) the cost of life insurance in excess of limits prescribed by the Internal Revenue Code. These benefits, expressed in the same order as listed in the preceding sentence, amounted to $50,789, $17,250, and $1,380 for Mr. Cameron; $0, $15,450, and $2,348 for Mr. Thompson; $0, $14,850, and $792 for Mr. Russo;
     $0, $11,530, and $847 for Mr. Pine; $0, $11,530, and $128 for Mr. Franklin;
     and $0, $11,530, and $470 for Mr. Brenner.

     We are committed to pay the premiums of a split dollar life insurance policy for Mr. Cameron until the earlier of Mr. Cameron reaching age 65 or the termination of Mr. Cameron's employment at which time either Mr. Cameron or his designated beneficiaries will receive the cash surrender value of the policy. Assuming premium payments are made until age 65, the full cost to us of remaining payments as of December 31, 2000, is $558,679.


OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 2000

         The following tables summarize option grants to the named executive officers during the calendar year 2000 and January 2001 pursuant to the Parent's 1999 Share Option Plan. The Parent has never granted stock appreciation rights.

                                                  Individual Grants
                             ------------------------------------------------------
                               Number of      % of Total                                Potential Realizable Value at
                                 Shares        Options                                  Assumed Annual Rates of Stock
                               Underlying     Granted to    Exercise                    Appreciation for Option Term
                                Options       Employees       Price     Expiration      -----------------------------
           Name               Granted (1)(2)   in 2000       ($/sh)        Date               5%              10%
          -----               --------------  -----------   ---------   -----------       ---------       ---------
James G. Cameron                 39,000          17.1%        $5.59     May 2, 2010       $ 137,105       $ 347,451
Thomas M. Thompson, Jr.          33,000          14.5%         5.59     May 2, 2010         116,012         293,997
Robert R. Russo                  32,000          14.0%         5.59     May 2, 2010         112,496         285,088
Jack R. Pine                     13,000           5.7%         5.59     May 2, 2010          45,701         115,817
John D. Franklin                 13,000           5.7%         5.59     May 2, 2010          45,701         115,817
James F. Brenner                 13,000           5.7%         5.59     May 2, 2010          45,701         115,817

(1) On May 2, 2000, the Parent granted options on 220,000 of the Parent's class A common shares to employees. The exercise price was determined to be fair market value on May 2, 2000, and was calculated as the average of the closing bid and ask prices of the Parent's class A common shares, as reported on the Nasdaq National Market System, on that date. Each option allows the holder to purchase the specified number of the Parent's class A common shares at the exercise price.

     The options expire after ten years and may be exercised on or after May 2, 2009; provided, however, that the option exercise date will be accelerated upon the conversion of the Parent's class B subordinated shares into class A common shares in accordance with the Parent's Articles of Incorporation. The percentage of the class A common shares for which options will become exercisable upon any such conversion equals the number of class B subordinated shares converted pursuant to such conversion divided by 3,800,000. Immediately prior to any change in control, as defined in the Parent's Articles of Incorporation, the unexercised portions of the options become exercisable. Under certain specified circumstances, which include the holder's death or disability, termination without substantial cause and normal retirement, the unexercised portions of the options may also become exercisable by the holder or his or her beneficiary or heir, but only for certain specified periods after the occurrence of such an event.

(2) On January 24, 2001, the Parent granted options on 227,500 of the Parent's class A common shares, to employees pursuant to the Parent's 1999 Share Option Plan at an exercise price of $8.094 per share. The options expire after ten years and may be exercised on or after January 24, 2010; provided, however, that the exercise date may be accelerated upon the same terms as explained in note (1) above. The named executive offices received the following options:

                                                        Number of
                      Name                               Options
                      ----                              ---------
                James G. Cameron                          38,000
                Thomas M. Thompson, Jr.                   32,000
                Robert R. Russo                           31,000
                Jack R. Pine                              13,000
                John D. Franklin                          13,000
                James F. Brenner                          13,000


AGGREGATED OPTION EXERCISES IN LAST YEAR AND YEAR-END OPTION VALUES

         The following information is presented with respect to options held by the named executive officers to purchase the Parent's class A common shares:

                                                          Number of Shares Underlying          Value of Unexercised
                               Shares                       Unexercised Options at           In-the-Money Options at
                              Acquired                         December 31, 2000                December 31, 2000
                                 on           Value      -----------------------------     -----------------------------
           Name               Exercise      Realized     Exercisable     Unexercisable     Exercisable     Unexercisable
           ----               --------      --------     -----------     -------------     -----------     -------------
James G. Cameron                  0              0             0            39,000               0           $ 54,990
Thomas M. Thompson, Jr.           0              0             0            33,000               0             46,530
Robert R. Russo                   0              0             0            32,000               0             45,120
Jack R. Pine                      0              0             0            13,000               0             18,330
John D. Franklin                  0              0             0            13,000               0             18,330
James F. Brenner                  0              0             0            13,000               0             18,330

SHARE OPTION PLAN

         In April 1999, the Parent adopted its 1999 Share Option Plan. The option plan is intended to further our success by increasing the proprietary interest of our key employees, directors and consultants and to enhance our ability to attract and retain employees, directors and consultants of outstanding ability. Under the option plan, which is administered by the compensation committee of the Parent's board of directors, the Parent may deliver up to 1,140,000 of its class A common shares, subject to adjustment under certain conditions. As of March 30, 2001, options on 684,000 shares of the Parent's class A common shares remained available for grant under the 1999 Share Option Plan. The entire text of this option plan has been incorporated by reference as an exhibit to this Report.

EMPLOYMENT AGREEMENTS

         Statia Terminals, Inc. and the Parent have entered into employment agreements with James G. Cameron, Thomas M. Thompson, Jr., Robert R. Russo, Jack
R. Pine, John D. Franklin, and James F. Brenner. These agreements provide for an annual base salary which is subject to review at least annually by the Parent's Board of Directors or a committee thereof, increasing at least at the growth rate of the consumer price index. The respective annual base salaries in effect for 2001 are $310,000 for Mr. Cameron, $265,000 for Mr. Thompson, $250,000 for Mr. Russo, $175,000 for Mr. Pine, $165,000 for Mr. Franklin, and $165,000 for Mr. Brenner. These agreements also provide for an annual cash incentive bonus to be awarded based on the difference between a target earnings before interest expense, taxes, depreciation, and amortization ("EBITDA") and the Parent's actual EBITDA. The employment agreements continue to March 31, 2003, and are automatically extended for an additional year on March 31 of every year (i.e., on March 31, 2001, the agreements extend to March 31, 2004) unless either party gives notice of non-renewal. No such notices have been given. Additional benefits include participation in an executive life insurance plan for Mr. Cameron. In the event that we terminate any of these employment agreements without substantial cause or the employee terminates for good reason, as these terms are defined in each of the employment agreements, the employee shall be entitled to his current medical and dental benefits and his current compensation. These entitlements will last to the later of twelve months or the remaining portion of the term of the relevant employment agreement. These entitlements will be payable in monthly installments for such period with the addition of a pro rated portion of the employee's bonus compensation for the year of termination. The bonus is only payable as and when ordinarily determined for such year.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

         Statia Terminals International indirectly owns all of the common stock of Statia Terminals Canada, Incorporated, and the Parent owns all of the common stock of Statia Terminals International. The following table sets forth, as of March 30, 2001, the ownership of the Parent's issued and outstanding class A common shares, class B subordinated shares, and class C shares by: (1) each person known by us to be a beneficial owner of more than 5% of any class of the Parent's voting securities, (2) each managing director/director and named executive officers, and (3) all of our managing directors and executive officers, and the directors and executive officers of the Parent as a group. The address of each owner is our principal office unless otherwise indicated.

                                                   Class A                 Class B
                                                Common Shares      Subordinated Shares (1)      Class C Shares (1)
                                                -------------      ------------------------      ------------------
             Name & Address of               # of     Percent of      # of      Percent of       # of       Percent of
          Beneficial Owner(2)(3)             Shares   Outstanding     Shares    Outstanding     Shares      Outstanding
          ----------------------             ------   -----------  ---------    -----------    --------     -----------
James G. Cameron                                  -        -         195,488         5.1       1,954.88          5.1
Thomas M. Thompson, Jr.                         110        *         152,424         4.0       1,542.24          4.0
Robert R. Russo                                   -        -         134,035         3.5       1,340.35          3.5
Jack R. Pine                                      -        -          66,615         1.8         666.15          1.8
John D. Franklin                                  -        -          58,711         1.5         587.11          1.5
James F. Brenner                                  -        -          52,420         1.4         524.20          1.4
Clarence W. Brown(4)                              -        -          10,080         *           100.80          *
Paul R. Crissman(4)                               -        -           9,597         *            95.97          *
John K. Castle(5)
  c/o Castle Harlan, Inc.
  150 East 58th Street
  New York, NY 10155                              -        -       3,800,000       100.0         38,000        100.0
David B. Pittaway                                 -        -          16,129         *           161.29          *
Justin B. Wender                                  -        -             806         *             8.06          *
James L. Holloway III                             -        -          12,097         *           120.97          *
Francis Jungers                              21,050        *          16,129         *           161.29          *
Jonathan R. Spicehandler                          -        -          16,129         *           161.29          *
Ernest Voges                                      -        -           8,065         *            80.65          *
All directors and executive officers as a
  group (15 in number)                       21,160        *       3,800,000       100.0         38,000        100.0
Castle Harlan Partners II L.P., affiliates
  and Castle Harlan employees(5)
  c/o Castle Harlan, Inc.
  150 East 58th Street
  New York, NY 10155                              -        -       3,800,000       100.0        38,000         100.0
Statia Terminals Holdings N.V.                    -        -       3,800,000       100.0        38,000         100.0

*  Beneficially owns less than one percent of such class of stock.

- ------------------------

(1) Share amounts for managing directors/directors and named executive officers and all managing directors/directors and officers as a group are beneficially held as shareholders of Statia Terminals Holdings N.V., which holds 3,800,000 class B subordinated shares and 38,000 class C shares.

(2) Share amounts for managing directors/directors and named executive officers and all managing directors/directors and officers as a group include shares held by immediate family members.

(3) The following is a list of directors and officers of the Parent and Statia Terminals, Inc. Mr. Cameron is a director of the Parent and a director, Chairman of the Board, and President of Statia Terminals, Inc. Mr. Thompson is the Vice President of the Parent and a director and Executive Vice President of Statia Terminals, Inc. Mr. Russo is the Vice President of the Parent and a director and Senior Vice President of Statia Terminals, Inc. Mr. Pine is the Secretary of the Parent and Senior Vice President, General Counsel, and Secretary of Statia Terminals, Inc. Mr. Franklin is the Vice

     President--Marine Fuel Marketing of Statia Terminals, Inc. Mr. Brenner is the Vice President and Treasurer of the Parent and the Vice
     President--Finance, Treasurer, and Assistant Secretary of Statia Terminals, Inc. Messrs. Castle, Pittaway, Wender, Holloway, Jungers, Spicehandler, and Voges are each directors of the Parent.

(4) Messrs. Brown and Crissman are directors of Statia Terminals Canada, Incorporated and Statia Terminals N.V.

(5) Castle Harlan Partners II L.P. and certain of its affiliates own a majority of the voting securities of Statia Terminals Holdings N.V. Mr. Castle is the controlling stockholder of the general partner of the general partner of Castle Harlan Partners II L.P. Mr. Castle may, therefore, be deemed to be the beneficial owner of shares beneficially owned by Castle Harlan Partners II L.P. or its affiliates and Castle Harlan employees. Mr. Castle disclaims beneficial ownership of the shares owned by Castle Harlan Partners II L.P., its affiliates and Castle Harlan employees other than such shares that represent his pro rata partnership interests in Castle Harlan Partners II L.P. and its affiliates.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

         As part of the acquisition in 1996 by Castle Harlan Partners II L.P., the Parent entered into a management agreement with Castle Harlan, Inc. providing for the payment to Castle Harlan, Inc., subject to certain conditions, of an annual management fee of $1.35 million, plus expenses, for advisory and strategic planning services in relation to the day-to-day affairs of the Parent. Such services were performed at the discretion of Castle Harlan, Inc. Under the indenture to the mortgage notes, dividends from Statia Terminals International to the Parent permitting the Parent to pay Castle Harlan's annual management fee and expenses are excepted from the limitation on restricted payments so long as no default or event of default exits. During the years ended December 31, 1997 and 1998, Statia Terminals International paid dividends to Group of $2.7 million and $1.5 million, respectively, related to this agreement. No such dividend was paid in 1999. This management agreement was amended and restated at the closing of the Parent's initial public offering of equity on April 28, 1999, to eliminate the $1.35 million management fee and require that any such services be provided only at the request of the Parent. The Parent has not requested any such services subsequent to April 28, 1999, nor has Castle Harlan, Inc. provided any such services. Accordingly, no management fee expense has been recorded by the Parent subsequent to April 28, 1999. The amended and restated management agreement continues to provide for reimbursement of ordinary and necessary expenses and a continuing indemnity for the period up to the termination date of November 27, 2006, and any extension thereto. During 2000, the Parent paid Castle Harlan, Inc. approximately $0.1 million in reimbursable expenses pursuant to the agreement.

CONSULTING AGREEMENT

         Four of the Parent's directors, Admiral James L. Holloway III, Francis Jungers, Jonathan R. Spicehandler, M.D., and Ernest Voges, have entered into consulting agreements with Statia Terminals International N.V. for advisory and consulting services related to investment and strategic planning, financial, and other matters. In consideration of services provided to Statia Terminals International N.V., each consultant receives a consulting fee of $6,250 per quarter plus reimbursement of out-of-pocket expenses.

         On July 1, 2000, one of our indirect subsidiaries entered into a one-year consulting agreement with Voges Inc., N.V., a company owned 100% by the Parent's director Ernest Voges. The consulting agreement requires Voges Inc., N.V. to provide certain consulting and negotiation services related to our business interests in the Netherlands Antilles in exchange for a monthly fee of $6,000, plus reimbursement of out-of-pocket expenses. For the year ending December 31, 2000, Voges Inc., N.V. was paid $0 for consulting services and expenses pursuant to this agreement. Upon 90 days written notice, either party may terminate the consulting agreement at any time during its term.

BOARD OF DIRECTORS

         Some employees of Castle Harlan and a member of our management are directors of the Parent. The managing directors/directors and executive officers of Statia Terminals International N.V. and the Parent, and certain of our employees control all of the Parent's outstanding class B subordinated shares and class C shares through their ownership of Statia Terminals Holdings N.V.

LOANS TO MANAGEMENT

         On November 27, 1996, Messrs. Cameron, Thompson, Russo, Pine, Franklin, Brenner, and certain other of our officers and managers were granted loans by the Parent to purchase shares of its common stock and Series E preferred stock. The loans totaled $1.5 million and were secured by pledges of such stock. The loans bore interest at 6.49% annually and were due on the earlier of: (1) November 26, 2003, (2) the sale of the pledged stock, or (3) a "change in control," as defined in the loan agreement. In April 1999, and in conjunction with the Parent's initial public offering of equity, these loans were replaced with new loans aggregating $1.5 million and bearing interest at 5.17%. The maturity of the new loans is the earlier of: (1) April 28, 2009, or (2) the sale of the pledged stock.

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

                                                                            Page
                                                                            ----
     STATIA TERMINALS INTERNATIONAL N.V.
        Report of Independent Certified Public Accountants                  F-1
        Consolidated Balance Sheets
          as of December 31, 1999 and 2000                                  F-2
        Consolidated Statements of Operations
          for the years ended December 31, 1998, 1999 and 2000              F-3
        Consolidated Statements of Stockholder's Equity
          for the years ended December 31, 1998, 1999 and 2000              F-4
        Consolidated Statements of Cash Flows
          for the years ended December 31, 1998, 1999 and 2000              F-5
        Notes to consolidated financial statements                          F-6

     STATIA TERMINALS CANADA, INCORPORATED
        Report of Independent Certified Public Accountants                  F-32
        Consolidated Balance Sheets
          as of December 31, 1999 and 2000                                  F-33
        Consolidated Statements of Operations and Retained Earnings
          (Deficit) for the years ended December 31, 1998, 1999 and 2000 F-34 Consolidated Statements of Cash Flows
          for the years ended December 31, 1998, 1999 and 2000              F-35
        Notes to consolidated financial statements                          F-36

     2. Financial Statement Schedules

        See note 14 to the consolidated financial statements of Statia Terminals International N.V. for the required financial statement schedules.

     3. Exhibits Index

        See the Exhibits Index on Pages E-1 through E-4 following the signature pages.

(b)  Reports on Form 8-K

        We filed no Reports on Form 8-K during the quarter ended December 31, 2000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Managing Directors of
    Statia Terminals International N.V.:

We have audited the accompanying consolidated balance sheets of Statia Terminals International N.V. (a Netherlands Antilles corporation, and a wholly owned subsidiary of Statia Terminals Group N.V.) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Statia Terminals International N.V. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP



West Palm Beach, Florida,
    January 24, 2001.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                December 31,
                                                                       ----------------------------
                                                                           1999             2000
                                                                           ----             ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $     3,632     $    11,757
   Accounts receivable-
     Trade, less allowance for doubtful accounts of $804 and $953
           in 1999 and 2000, respectively                                    12,957          13,482
     Other                                                                    3,704           1,131
   Inventory, net                                                             3,239           1,552
   Prepaid expenses                                                           1,723           1,591
                                                                        -----------     -----------
           Total current assets                                              25,255          29,513

PROPERTY AND EQUIPMENT, net                                                 206,031         197,941

OTHER NONCURRENT ASSETS, net                                                  2,985           2,818
                                                                        -----------     -----------
              Total assets                                              $   234,271     $   230,272
                                                                        ===========     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                     $    14,098     $    11,995
   Dividend payable to Parent                                                 3,750               -
   Accrued interest payable                                                   1,516           1,516
   Other accrued expenses                                                     6,219           9,227
                                                                        -----------   -------------
     Total current liabilities                                               25,583          22,738
LONG-TERM DEBT                                                              101,000         101,000
                                                                        -----------   -------------
              Total liabilities                                             126,583         123,738
                                                                        -----------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
   Common stock, $1 par value, 30,000 shares authorized; 6,100 shares issued
      and outstanding at December 31, 1999 and 2000                               6               6
   Additional paid-in capital                                               126,090         126,090
   Accumulated deficit                                                      (18,408)        (19,562)
                                                                        ------------    ------------
              Total stockholder's equity                                    107,688         106,534
                                                                        -----------     -----------
              Total liabilities and stockholder's equity                $   234,271     $   230,272
                                                                        ===========     ===========

          See accompanying notes to consolidated financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                       December 31,
                                                                        ----------------------------------------
                                                                           1998           1999            2000
                                                                           ----           ----            ----
REVENUES:
   Terminaling services                                                  $  66,625      $  61,665      $  61,547
   Product sales                                                            70,137        106,678        148,908
                                                                         ---------      ---------      ---------
     Total revenues                                                        136,762        168,343        210,455
                                                                         ---------      ---------      ---------
COSTS OF REVENUES:
   Terminaling services                                                     40,739         38,064         40,893
   Product sales                                                            65,149         99,601        141,198
                                                                         ---------      ---------      ---------
     Total costs of revenues                                               105,888        137,665        182,091
                                                                         ---------      ---------      ---------
   Gross profit                                                             30,874         30,678         28,364

ADMINISTRATIVE EXPENSES                                                      7,315          8,039          9,374
SPECIAL COMPENSATION EXPENSE                                                   -            4,099            -
HURRICANE CHARGES                                                              800          1,750            -
                                                                         ---------      ---------      ----------
   Operating income                                                         22,759         16,790         18,990

LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT                                1,652            -              -
INTEREST EXPENSE                                                            16,851         14,286         12,740
INTEREST INCOME                                                                588            759            218
                                                                         ---------      ---------      ---------
   Income before provision for income taxes and extraordinary charge         4,844          3,263          6,468
PROVISION FOR INCOME TAXES                                                     320            780            911
                                                                         ---------      ---------      ---------
   Income before extraordinary charge                                        4,524          2,483          5,557
EXTRAORDINARY CHARGE RELATED TO EARLY
  EXTINGUISHMENT OF DEBT                                                        -           4,743            -
                                                                         ---------      ----------     ----------
        Net income (loss)                                                $   4,524      $  (2,260)     $   5,557
                                                                         =========      =========      =========


          See accompanying notes to consolidated financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)






                                                          Common Stock       Additional
                                                     ---------------------    Paid-in      Accumulated
                                                       Shares     Amount      Capital        Deficit         Total
                                                       ------     ------     ----------   ------------       -----

BALANCE, December 31, 1997                              6,000     $    6     $   78,494    $   (6,674)    $   71,826

Net income                                                -          -            -             4,524          4,524

Common stock dividend                                     -          -            -            (1,500)        (1,500)

Reclassification of stockholder's equity subject
   to reduction                                           -          -           20,000         -             20,000

Payment to Parent                                         -          -           (6,150)        -             (6,150)
                                                        -----     ------     ----------    ----------     ----------

BALANCE, December 31, 1998                              6,000          6         92,344        (3,650)        88,700

Net loss                                                  -          -            -            (2,260)        (2,260)

Issuance of common stock to Parent                        100        -           33,746         -             33,746

Common stock dividends                                    -          -            -           (12,498)       (12,498)
                                                        -----     ------     ----------    ----------     ----------

BALANCE, December 31, 1999                              6,100          6        126,090       (18,408)       107,688

Net income                                                -          -            -             5,557          5,557

Common stock dividends                                    -          -            -            (6,711)        (6,711)
                                                     --------     ------     ----------    ----------     ----------

BALANCE, December 31, 2000                              6,100     $    6    $   126,090    $  (19,562)    $  106,534
                                                        =====     ======    ===========    ==========     ==========

          See accompanying notes to consolidated financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                               December 31,
                                                                                   -------------------------------------
                                                                                      1998          1999          2000
                                                                                   ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before extraordinary charge                                              $   4,524     $   2,483     $   5,557
     Adjustments to reconcile income before extraordinary charge to net cash provided by operating activities: -
        Depreciation, amortization, and certain non-cash charges                      12,060        11,532        12,643
        Provision for possible bad debts                                                  72            20           149
        Hurricane charge                                                                -            1,500          -
        Non-cash special compensation expense                                           -            2,152          -
        Loss on disposition of property and equipment                                  1,652          -             -
     Changes in operating assets and liabilities: -
        Accounts receivable - trade                                                    2,458        (5,415)         (674)
        Accounts receivable - other                                                       19        (1,376)        2,573
        Inventory                                                                     (3,281)        1,289         1,687
        Prepaid expenses                                                                  97        (1,551)          132
        Other noncurrent assets                                                            4           (70)         (515)
        Accounts payable                                                               1,555         2,683        (2,027)
        Accrued interest payable and other accrued expenses                              703        (2,479)        3,008
        Payable to affiliates                                                           (331)          252           (76)
                                                                                   ---------     ---------     ---------
          Net cash provided by operating activities                                   19,532        11,020        22,457
                                                                                   ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (10,714)       (8,593)       (8,578)
   Proceeds from sale of property and equipment                                          122            15          -
   Proceeds from sale of Statia Terminals Southwest, Inc.                              6,500          -             -
                                                                                   ---------     ---------     ---------
     Net cash used in investing activities                                            (4,092)       (8,578)       (8,578)
                                                                                   ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to Parent                                                                (1,500)       (8,748)       (5,754)
   Net proceeds from issuance of common stock to Parent                                 -           33,746          -
   Repurchase of 11 3/4% First Mortgage Notes                                           -          (34,000)         -
   Acquisition costs related to the repurchase of 11 3/4% First Mortgage Notes          -           (3,681)         -
   Payment to Parent                                                                  (6,150)         -             -
                                                                                   ---------     ---------     ---------
     Net cash used in financing activities                                            (7,650)      (12,683)       (5,754)
                                                                                   ---------     ---------     ---------
     Increase (decrease) in cash and cash equivalents                                  7,790       (10,241)        8,125
CASH AND CASH EQUIVALENTS, at beginning of year                                        6,083        13,873         3,632
                                                                                   ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, at end of year                                          $  13,873     $   3,632     $  11,757
                                                                                   =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                      $     369     $     677     $     671
                                                                                   =========     =========     =========
   Cash paid for interest                                                          $  15,940     $  14,012     $  12,058
                                                                                   =========     =========     =========

          See accompanying notes to consolidated financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

1.       ORGANIZATION AND OPERATIONS

         Statia Terminals International N.V. is wholly owned by Statia Terminals Group N.V. (the "Parent") and was formed on September 4, 1996 by Castle Harlan Partners II L.P. ("Castle Harlan"), a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank, certain members of management and others, and commenced operations on November 27, 1996 ("Inception"). Statia Terminals International N.V. and subsidiaries (the "Company") own and operate petroleum blending, transshipment and storage facilities located on the island of St. Eustatius, Netherlands Antilles, and near Point Tupper, Nova Scotia, Canada. The Company's terminaling services are furnished to many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, petrochemical companies and ship owners. In addition to storage, the Company provides a variety of related terminal services including the supply of bunkers, crude oil and petroleum product blending and processing, emergency and spill response, brokering of product trades and ship services. A subsidiary of the Company provides administrative services for the Company from its office in Deerfield Beach, Florida.

         The Company includes the following primary entities (collectively, the "Statia Operations"): Statia Terminals International N.V. ("Statia"), Statia Terminals N.V. (each incorporated in the Netherlands Antilles), Statia Terminals Canada, Incorporated (incorporated in Nova Scotia, Canada), Statia Terminals, Inc. (incorporated in Delaware), and Statia Terminals Southwest, Inc. (incorporated in Texas, the "Brownsville Facility") which was sold in July 1998 (see Note 12). Significant intercompany balances and transactions have been eliminated.

         As further discussed in Note 3, on April 28, 1999, the Parent completed its initial public offering of equity.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

         These consolidated financial statements have been prepared in conformity with generally accepted accounting principles as promulgated in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Significant estimates primarily include: the accrual for environmental expenses, accruals for legal and personnel related expenses, allowance for doubtful accounts, inventory reserves, estimated useful lives of depreciable assets, and valuation allowances related to deferred tax assets. Management is also required to make judgments regarding disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Revenue Recognition

         Revenues from storage and throughput operations are recognized ratably as the services are provided. Revenues and commissions from other terminaling services, sales of bunker fuels, and bulk oil sales are recognized upon completion of delivery of the service or product.

         During 2000, the Company adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  (CONTINUED)

recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows.

     Foreign Currency Translation and Exchange

         Except for certain operating expenses denominated in Netherlands Antilles guilders and Canadian dollars, and certain Canadian dollar-denominated revenues, all of the Company's transactions are in U.S. dollars. Therefore, the U.S. dollar has been determined to be the functional currency of the Company. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations as incurred. Such transaction gains and losses have not been significant.

     Impairment of Long-Lived Assets

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company continually evaluates factors, events, and circumstances which include, but are not limited to, its historical and projected operating performance, specific industry trends, and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When such factors, events, or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow over the remaining lives of the long-lived assets in measuring whether an impairment exists. The Company measures an asset impairment loss as the amount by which the carrying amount exceeds the fair value of the asset.

     Cash and Cash Equivalents

         The Company's cash and cash equivalents consist of short-term, highly liquid investments with maturities of three months or less. Such short-term investments are carried at cost, which approximates market value, and are classified as cash and cash equivalents.

     Financial Instruments

         The Company uses various methods and assumptions to estimate the fair value of each class of financial instrument. Due to their nature, the carrying value of cash and cash equivalents (including restricted cash), accounts receivable and accounts payable approximates fair value. The fair value of the Company's fixed rate debt is estimated based on market "bid" prices and approximates carrying value as of December 31, 1999 and 2000. The Company's other financial instruments are not significant.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  (CONTINUED)


     Concentrations of Credit Risk

         Financial instruments, which potentially subject the Company to a concentration of credit risk, primarily consist of cash and cash equivalents (including restricted cash), and accounts receivable-trade. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions. Additionally, these financial institutions and financial instruments must meet the qualifications specified in certain of the Company's debt agreements. To reduce credit risk related to its trade accounts receivable, the Company performs periodic credit evaluations of its customers and has certain maritime lien rights against ships to which it has sold bunker fuel. Additionally, virtually all customers of the Company's terminaling services segment are required to pay in advance of services being rendered.

          Substantially all of the Company's revenues are derived from customers in the global petroleum industry. At December 31, 1999 and 2000, $11,440 and $11,885 of the Company's accounts receivable-trade, respectively, were from customers of the Company's product sales segment. Such receivables are typically collected within thirty days of the product sale. A substantial portion of these customers represent shipping concerns providing services to the global petroleum industry.

     Inventory

         Inventory consists of oil products. Provision has been made to reduce excess or obsolete inventory to the lower of weighted average cost or estimated market value.

     Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets. Additions to property and equipment, replacements, betterments, and major renewals are capitalized. The Company capitalizes certain costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized costs are amortized using the straight-line method over the estimated useful lives of the respective assets.

         Development costs, including costs of geological studies related to projects whose completion as determined by management is probable, are capitalized. Development costs are amortized using the straight-line method over the estimated useful lives of the respective assets upon completion of the project. Development costs related to projects, which are no longer probable of completion, are expensed when such determination as to probability is made. Development costs which are exploratory in nature are expensed as incurred.

         Repair and maintenance expenditures, which do not materially increase asset values or extend useful lives, are expensed.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  (CONTINUED)

     Other Noncurrent Assets

         Other noncurrent assets primarily consist of deferred financing costs in the amounts of $2,701 and $2,019, net of accumulated amortization of $2,108 and $2,790, as of December 31, 1999 and 2000, respectively. The deferred financing costs related to establishing debt obligations are amortized ratably over the life of the underlying obligation. Deferred financing cost amortization expense, included in interest expense in the accompanying statements of operations, was $911, $767, and $682 for the years ended December 31, 1998, 1999, and 2000, respectively.

         Other noncurrent assets as of December 31, 2000 also include cash of $620 restricted by terms of the indenture to the 11 3/4% First Mortgage Notes due November 15, 2003 (the "Notes"). The Company may seek release of this restriction by replacing certain fixed assets.

     Environmental, Health, and Safety Matters

         The Company is subject to comprehensive and periodically changing environmental, health and safety laws and regulations within the jurisdictions of its operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm water, and the disposal of non-hazardous and hazardous waste. Expenditures for environmental, health, and safety matters, which benefit future periods and qualify as property and equipment, are capitalized and depreciated over the respective lives of the assets.

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

     Income Taxes

         The Company determines its tax provision and deferred tax balances in accordance with the "stand-alone" method of SFAS No. 109, "Accounting for Income Taxes." Under this approach, the provision for income taxes represents income taxes paid or payable for the current year adjusted for the change in deferred taxes during the year. Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement bases and the tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. The Company provides a valuation allowance against deferred tax assets when it determines that it is not more likely than not that the deferred tax asset will be utilized in the future.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  (CONTINUED)


     Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The following types of items, among others, are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments and unrealized gain/loss on securities available for sale. For all periods presented herein, there were no differences between net income (loss) and comprehensive income (loss).

     Reclassifications

         Certain reclassifications were made to the 1998 and 1999 financial statements and notes thereto in order to conform to the 2000 presentation.

     Recent Accounting Pronouncements

         Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. The adoption of SFAS No. 133 did not have a material impact on the Company.

         The Accounting Standards Executive Committee ("AcSEC") of the AICPA is currently formulating a new accounting standard which is expected to modify the accounting rules for major repairs and maintenance expenditures, among other things. AcSEC has not yet released a draft of this proposed standard for public comment, but is expected to do so shortly. Therefore, the Company cannot determine at the present time whether or not the ultimate implementation of the final standard by the Company will have a material effect on the Company's business, financial condition, results of operations, or cash flows.

3.       SALE OF COMMON STOCK TO PARENT AND RELATED TRANSACTIONS

         On April 28, 1999, the Parent completed its initial public equity offering of 7.6 million class A common shares. The offering price was $20 per share raising gross proceeds of $152,000. A portion of the proceeds was used by the Parent to purchase additional capital stock of Statia amounting to $33,746, net of expenses. During May 1999, the Company used the proceeds from the sale of Statia's capital stock, along with existing cash, to repurchase in the open market a principal amount of $34,000 of the Notes for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively. During the second quarter of 1999, these acquisition costs and the unamortized deferred financing costs related to the repurchased Notes, of $1,062, were recorded as an extraordinary charge. There was no income tax effect associated with this extraordinary charge.

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

         In connection with the Parent's initial public offering of equity, certain options previously granted to some of the Company's employees to purchase the Parent's common stock became fully vested, were exercised and became class B subordinated shares of the Parent. The Parent was amortizing the difference between the estimated fair value of the options at the date of grant and the exercise price over the vesting period of five years and charging such amounts to the Company as compensation expense. On April 28, 1999, the remaining unamortized compensation expense associated with these options of $2,152 was recorded as a non-cash special compensation expense.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following as of December 31:

                                                                                      Useful Lives
                                                             1999          2000         In Years
                                                             ----          ----       ------------
Land                                                        $  1,291      $  1,291
Land improvements                                              6,872         7,832       5 - 20
Buildings and improvements                                     3,446         3,985      20 - 40
Plant machinery and terminals                                159,822       165,261       4 - 40
Mooring facilities and marine equipment                       51,701        48,890       4 - 40
Field and office equipment                                     4,068         4,784       3 - 15
Spare parts and hoses                                          2,687           793
Capital projects in process                                    6,501         5,017
                                                            --------      --------
     Total property and equipment, at cost                   236,388       237,853
     Less accumulated depreciation                            30,357        39,912
                                                            --------      --------
     Property and equipment, net                            $206,031      $197,941
                                                            ========      ========

         As of December 31, 1999 and 2000, capital projects in process included $378 and $605 of development costs, respectively, including costs of geological studies related to a salt cavern storage project in Nova Scotia, Canada.

         During the three months ended March 31, 2000, the Company replaced certain large hoses attached to its single point mooring system (the "SPM"). In connection with this hose change-out, the Company adopted the component depreciation method for the SPM and its hoses as of January 1, 2000, which resulted in a change in the estimated useful lives for depreciation purposes for these hoses. As a result, in addition to recurring depreciation charges, the Company incurred a non-cash charge to depreciation expense of $832 during the first quarter of 2000, which is included in costs of terminaling services revenues and represents the full year effect of this change.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  (CONTINUED)

         The Company has been reviewing certain commercially available software to determine if such software will perform and extend the functions of the Company's terminal operations software, which has, to date, been developed internally. The Company has concluded that the commercially available software will not perform the functions of the Company's internally developed terminal operations software without substantial modification. Therefore, the Company has determined that it will continue the internal development and enhancement of its current terminal operations software. As of December 31, 2000, capitalized costs related to this internally developed software were approximately $896.

5.       DEBT

         The $135,000 Notes were issued by Statia and one its subsidiaries, Statia Terminals Canada, Incorporated, (collectively, the "Issuers") on November 27, 1996, in connection with the acquisition of certain companies from Praxair, Inc. by Castle Harlan Partners II L.P. (the "Castle Harlan Acquisition") and pay interest on May 15 and November 15 of each year. The Notes are redeemable, in whole or in part, at the option of the Issuers at any time on or after November 15, 2000, at the redemption prices listed below (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated. The Company may also forego the redemption process and repurchase Notes in the open market on or after November 15, 2000.

                                                          Optional
              Redemption Periods                      Redemption Price
              ------------------                      ----------------
    November 15, 2000 to November 15, 2001                105.875%
    November 15, 2001 to November 15, 2002                102.938%
    November 15, 2002 to November 15, 2003                100.000%

         Notwithstanding the foregoing, any time on or prior to November 15, 1999, the Issuers were allowed to redeem or repurchase up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more equity offerings, plus accrued and unpaid interest, if any, to the date of redemption or repurchase, provided that after giving effect to such redemption or repurchase, at least 65% of the aggregate principal amount of the Notes would remain outstanding. As further discussed in Note 3, the Company repurchased in the open market a principal amount of $34,000 of the Notes. For financial reporting purposes and based upon a debt allocation agreement among the parties, $72,940 of the outstanding Notes are recorded on the books of Statia Terminals N.V. and the remaining $28,060 are recorded on the books of Statia Terminals Canada, Incorporated, with the combined amount included in the accompanying consolidated balance sheets.

         The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct subsidiaries of Statia. The Notes are also subject to certain financial covenants as set forth in the indenture and related security documents to these Notes, the most restrictive of which include, but are not limited to the following: (i) a consolidated fixed charge coverage ratio for the prior four full fiscal quarters of at least 2.0 to 1 which, if met, will permit the Company to make additional borrowings above the Company's revolving credit facility discussed below, (ii) other limitations on indebtedness, and (iii) restrictions on certain payments. In addition, the Notes place restrictions on Statia's ability to pay dividends other than distributions from the proceeds of assets held for sale and certain management fees as discussed in Note 9 below. Except with the occurrence of an event of default, subsidiaries of Statia

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  (CONTINUED)


have no restrictions upon transfers of funds in the form of dividends, loans, or cash advances. The Company is in compliance with the financial covenants set forth in the indenture.

         The Company has a revolving credit facility (the "Credit Facility"), which allows certain of Statia's subsidiaries to borrow up to $17,500 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of 0.375% per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5%. The Credit Facility constitutes senior indebtedness of the Company and is secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial covenants. The Credit Facility does not restrict the Company's subsidiaries from transferring funds to the Company in the form of dividends, loans or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to the Company. The Credit Facility expires on November 27, 2001. At December 31, 1999 and 2000, the Company had approximately $10,603 and $11,047, respectively, available for borrowing under the Credit Facility, as limited by the borrowing base computation, and no outstanding borrowings.

6.       LEASES

         The Company rents certain facilities and marine equipment from unrelated third parties under cancelable and noncancelable operating leases. Rental expense on these operating leases was $5,431, $5,518, and $6,307 for the years ended December 31, 1998, 1999, and 2000, respectively. Future rental commitments under noncancelable third party operating leases during the years ending 2001 through 2004 are $5,341, $5,368, $4,257, and $1,761, respectively.
No such commitments exist after 2004. As further discussed in Note 9, the Company has entered into a bareboat charter agreement with an affiliate.

7.       INCOME TAXES

         The sources of income (loss) by jurisdiction before the provision for income taxes and extraordinary charge are:

                               For the Years Ended December 31,
                           -----------------------------------------
                               1998          1999          2000
                           ------------  ------------  ------------
U.S.                        $    (362)    $      41      $    (283)
Non-U.S.                        5,206         3,222          6,751
                            ---------     ---------      ---------
                            $   4,844     $   3,263      $   6,468
                            =========     =========      =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  (CONTINUED)

         The provision for income taxes consisted of:

                               For the Years Ended December 31,
                           -----------------------------------------
                              1998          1999          2000
                           ----------    ----------    ----------
   Current:
      U.S.                 $     -       $    (123)     $     -
      State                      -              -              (1)
      Non-U.S.                   320           903            912
                           ---------     ---------      ---------
                           $     320     $     780      $     911
                           =========     =========      =========


         A reconciliation of income taxes at the U.S. statutory rate of 35% to the Company's provision for income taxes is as follows:

                                                                              For the Years Ended December 31,
                                                                          ------------------------------------------
                                                                              1998           1999          2000
                                                                          ------------   ------------  ------------
U.S. federal tax provision at U.S. statutory rate                          $   1,695      $   1,142     $   2,264
U.S. state income taxes                                                         -              -                1
Income not effectively connected to a U.S. trade or business                  (1,692)        (1,265)       (2,266)
Non-U.S. tax provision                                                           317            903           912
                                                                           ----------     ----------    ---------
                                                                           $     320      $     780     $     911
                                                                           =========      =========     =========

         The principal temporary differences included in the accompanying balance sheets, as of December 31, are:

                                                   1999          2000
                                                ---------     ---------
Net operating loss and ITC carryforwards        $  30,371     $  24,565
Valuation allowance                               (30,371)      (24,565)
                                                ---------     ---------
                                                $    -        $    -
                                                =========     =========

         The Company's net deferred tax assets primarily relate to Canadian investment tax credits and net operating loss carry-forwards and U.S. consolidated net operating loss carry-forwards. The Company has provided a full valuation allowance against these tax assets, because it cannot determine that it is likely that the deferred tax assets will be utilized in the future.

         Statia's Canadian subsidiaries are subject to a federal large corporation tax based on 0.225% of the subsidiaries' total equity. As of April 1, 1997, Nova Scotia enacted a provincial capital tax based on 0.25% of the subsidiaries' total equity. The net operating tax loss carry-forwards available to offset Canadian taxable income at December 31, 2000, were $48,670, the majority of which expire during 2001. The investment tax credit carry-forwards available to reduce Canadian income taxes were $1,761 at December 31, 2000, the majority of which expire in 2002.

         The net operating tax loss carry-forwards available to offset U.S. taxable income at December 31, 2000, were $4,118, and expire in various amounts through 2019.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  (CONTINUED)

         On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. The Company has been adhering to the terms of this agreement since its expiration. This agreement requires a subsidiary of Statia to pay a 2% rate on taxable income, as defined, or a minimum payment of 500,000 Netherlands Antilles guilders ($282). This agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. Currently, certain of Statia's subsidiaries are renegotiating a new agreement with the governments of the Netherlands Antilles and St. Eustatius that is expected to be generally effective retroactively from January 1, 1998, through December 31, 2010, with extension provisions to 2015. However, if the beneficial tax status of the Company's facilities is terminated, or if significant adverse modifications are made to the tax agreement, the Company's business, financial condition, results of operations and cash flows may be adversely affected.

         Certain of Statia's Netherlands Antilles subsidiaries are not part of the Free Zone and Profit Tax Agreement and accordingly pay Netherlands Antilles federal income taxes at an effective tax rate of up to 45%. Approximately $28, $48, and $28 of Netherlands Antilles profit tax is included in the Non-U.S. tax provision for the years ended December 31, 1998, 1999, and 2000, respectively.

8.       COMMITMENTS AND CONTINGENCIES

     Environmental, Health, and Safety Matters

         In connection with the Castle Harlan Acquisition, studies were undertaken by and for Praxair, Inc. to identify potential environmental, health, and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper, Nova Scotia, Canada, facility. Praxair, Inc. has agreed to pay for certain of these environmental costs subject to certain limitations. Praxair, Inc. has paid approximately $5,193 during the period from November 27, 1996, to December 31, 2000, related to such costs. Based on investigations conducted and information available to date, the potential cost of additional remediation and compliance is estimated at approximately $13,000, substantially all of which the Company believes is the responsibility of Praxair, Inc. per the Castle Harlan Acquisition agreement. The Company believes that environmental, health, and safety costs will not have a material adverse effect on the Company's financial position, cash flows, or results of operations, subject to reimbursements from Praxair, Inc.

         The Company has also identified certain other environmental, health, and safety costs not covered by the agreement with Praxair, Inc. for which $1,500 were accrued in 1996 in conjunction with the Castle Harlan Acquisition. Through December 31, 2000, $182 of this amount had been expended. The Company periodically reviews the adequacy of this accrual and during 1999 and 2000 determined $250 and $180, respectively, originally provided for environmental contingencies, were no longer necessary. Accordingly, this portion of the accrual was eliminated and credited to costs of terminaling revenues in the accompanying statements of operations. In 2000, the Company identified certain other environmental, health, and safety costs not covered by the agreement with Praxair, Inc. and accrued $180 related to these costs.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  (CONTINUED)

     Litigation

         The Company is involved in various claims and litigation arising in the normal course of its business. Based upon analysis of legal matters and discussions with legal counsel, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

     Other Accrued Expenses

         Other accrued expenses consist of the following as of December 31:

                                     1999          2000
                                  ---------     ---------
Personnel and related costs       $   2,061     $   3,010
Professional fees                       792           736
Environmental expenses                1,208         1,068
Accrued taxes                         1,493         1,733
Deferred revenue                        213         1,291
Other                                   452         1,389
                                  ---------     ---------
                                  $   6,219     $   9,227
                                  =========     =========

9.       RELATED PARTY TRANSACTIONS

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

         During the year ended December 31, 2000, Statia declared cash dividends to the Parent totaling $2,004. During the year ended December 31, 1999, Statia declared cash dividends to the Parent totaling $12,498 of which $3,750 remained payable at December 31, 1999 and was paid in 2000. During the year ended December 31, 1998, Statia paid dividends to the Parent of $1,500.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  (CONTINUED)


         In March 2000, the Company's ownership of the M/V Statia Responder, an emergency response and maintenance support vessel, was transferred to a subsidiary of the Parent as the result of a dividend to the Parent in the amount of $4,707, representing the net book value of the vessel. On April 1, 2000, the Company entered into a three-month bareboat agreement, which was renewed monthly through December 31, 2000, to charter the vessel from the subsidiary of the Parent for $150 per month. On December 20, 2000, the Company entered into a seventy-three month bareboat agreement, effective January 1, 2001, to charter the vessel from the same subsidiary of the Parent for $154 per month through December 31, 2001, and $145 per month thereafter. This bareboat agreement is being accounted for as an operating lease. The bareboat agreement has been assigned by the subsidiary of the Parent to an equipment financing company pursuant to a $7,000 loan made to such subsidiary of the Parent.

         The Company provides and receives other services from various other related parties. The value of such services is not significant individually or in the aggregate.

10.      SEGMENT INFORMATION

         The Company is organized around several different factors, the two most significant of which are services and products and geographic location. The Company's primary services and products are terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response and other terminal services) and product sales (including bunker fuels and bulk oil sales).

         The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each segment are earnings before interest expense, interest income, income taxes, depreciation, amortization, and certain non-recurring income and expenses ("Adjusted Indenture EBITDA") and earnings before interest expense, interest income, income taxes, and certain non-recurring income and expenses ("Adjusted EBIT").

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:

                                                For the Years Ended December 31,
                                            ----------------------------------------
                                                1998          1999          2000
                                            ------------  ------------  ------------
REVENUES:
   Terminaling services                      $   66,625    $   61,665    $   61,547
   Product sales                                 70,137       106,678       148,908
                                             ----------    ----------    ----------
     Total                                   $  136,762    $  168,343    $  210,455
                                             ==========    ==========    ==========

ADJUSTED INDENTURE EBITDA:
   Terminaling services                      $   30,191    $   27,613    $   23,956
   Product sales                                  4,466         6,584         6,582
                                             ----------    ----------    ----------
     Total                                   $   34,657    $   34,197    $   30,538
                                             ==========    ==========    ==========

DEPRECIATION AND AMORTIZATION EXPENSE:
   Terminaling services                      $   11,218    $   11,196    $   11,863
   Product sales                                    203           371           691
                                             ----------    ----------    ----------
     Total                                   $   11,421    $   11,567    $   12,554
                                             ==========    ==========    ==========

ADJUSTED EBIT:
   Terminaling services                      $   18,973    $   16,417    $   12,093
   Product sales                                  4,263         6,213         5,891
                                             ----------    ----------    ----------
     Total                                   $   23,236    $   22,630    $   17,984
                                             ==========    ==========    ==========

CAPITAL EXPENDITURES:
   Terminaling services                      $    8,274    $    7,572    $    7,528
   Product sales                                  1,212           161           753
   Other unallocated                              1,228           860           297
                                             ----------    ----------    ----------
     Total                                   $   10,714    $    8,593    $    8,578
                                             ==========    ==========    ==========


                                                         As of December 31,
                                              -------------------------------------
                                                  1998         1999          2000
                                              -----------   ----------   ----------
ASSETS:
    Terminaling services                      $   208,642   $  203,781   $  198,796
    Product sales                                  12,058       16,618       14,315
    Unallocated assets                             22,478       13,872       17,161
                                              -----------   ----------   ----------
    Total                                     $   243,178   $  234,271   $  230,272
                                              ===========   ==========   ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  (CONTINUED)


         A reconciliation of Adjusted EBIT to the Company's income before provision for income taxes and extraordinary charge is as follows:

                                                                      For the Years Ended December 31,
                                                                  ----------------------------------------
                                                                      1998          1999          2000
                                                                  ------------  ------------  ------------
Adjusted EBIT                                                      $  23,236     $  22,630    $  17,984
Interest expense excluding debt cost amortization expense            (15,940)      (13,518)     (12,058)
Special compensation expense                                            -           (4,099)         -
Hurricane charges                                                       (800)       (1,750)         -
Loss on sale of Statia Terminals Southwest, Inc.                      (1,652)         -             -
Settlement of insurance claim                                           -             -             542
                                                                   ---------     ---------    ---------
   Income before provision for income taxes and
     extraordinary charge                                          $   4,844     $   3,263    $   6,468
                                                                   =========     =========    =========

         The following information is provided with respect to the geographic operations of the Company based upon the location where the service is provided or product delivered:

                                                                  For the Years Ended December 31,
                                                            -----------------------------------------
                                                                 1998          1999           2000
                                                            ------------  ------------   ------------
REVENUES:
   Caribbean                                                  $  114,091    $  149,852     $  192,165
   Canada                                                         21,058        18,491         18,290
   United States                                                   1,613          -             -
                                                              ----------    ----------     ----------
     Total                                                    $  136,762    $  168,343     $  210,455
                                                              ==========    ==========     ==========


                                                                         As of December 31,
                                                             ----------------------------------------
                                                                 1998          1999           2000
                                                             ------------  ------------   -----------
LONG-LIVED ASSETS:
   Caribbean                                                  $  180,275    $  174,884     $  167,569
   Canada                                                         28,191        28,705         28,139
   United States                                                   1,504         2,442          2,233
                                                              ----------    ----------     ----------
      Total                                                   $  209,970    $  206,031     $  197,941
                                                              ==========    ==========     ==========

         Long-lived assets consist of net property and equipment.

     Significant Customer

         The Company presently has a long-term storage and throughput contract with Bolanter Corporation N.V. (a subsidiary of Saudi Aramco) at the Company's St. Eustatius facility, which expires in 2005. The Company also derives revenues from an affiliate of Bolanter as an indirect result of this storage and throughput contract. The Company derives revenues from parties unaffiliated with Bolanter because of the movement of Bolanter's crude oil, or crude oil sold by Bolanter, through the Company's St. Eustatius facility. Additionally, the Company sells bunker fuels to an affiliate of Bolanter at its St. Eustatius facility.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  (CONTINUED)


         The following table sets forth such Saudi Aramco-related revenues as a percentage of our total revenues:

                                                                         For the Years Ended December 31,
                                                                       -----------------------------------
                                                                           1998       1999          2000
                                                                       ----------  ----------   ----------

   Storage and throughput contract and related indirect revenues           7.4%        6.1%         4.0%
   Unaffiliated third parties                                              7.7         6.4          7.7
   Bunker sales                                                            1.5         2.3          2.5
                                                                          ----        ----         ----
     Total                                                                16.6%       14.8%        14.2%
                                                                          ====        ====         ====

         Although the Company has a long-standing relationship and long-term contract with this customer, if such long-term contract were not renewed or replaced at the end of its term, or if the Company otherwise lost any significant portion of its revenues from this customer, such non-renewal/replacement or loss could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows. The Company also has long-term contracts with other key customers, and there can be no assurance that these contracts will be renewed at the end of their terms or that the Company will be able to enter into other long-term contracts on terms favorable to it, or at all.

         No other customer accounted for more than 10% of the Company's total revenues in 1998, 1999, or 2000.

11.      RETIREMENT PLANS

         The Company maintains an employee savings plan in accordance with
Section 401(k) of the U.S. Internal Revenue Code. This plan covers all of the Company's full-time U.S. employees and allows employees to contribute up to the lesser of 15% of eligible compensation or $10.5 for the 2000 calendar year. The Company currently matches at a 50% rate up to 8% of an employee's base salary. In addition, the employer may contribute, on a discretionary basis, up to 1% of an employee's base salary per quarter. Amounts charged to expense for matching and discretionary contributions for the years ended December 31, 1998, 1999, and 2000 were $314, $314 and $337, respectively. In addition, the Company sponsors certain retirement plans for certain employees residing in the Netherlands Antilles and Canada. Amounts charged to expense for non-U.S. plans for the years ended December 31, 1998, 1999, and 2000, were $43, $73, and $875, respectively.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  (CONTINUED)


12.      LOSS ON SALE OF THE BROWNSVILLE FACILITY

         On July 29, 1998, the Company sold the Brownsville Facility for $6,500 in cash resulting in net proceeds of approximately $6,150. The Company retained certain of the pre-closing assets and liabilities of the Brownsville Facility consisting primarily of accounts receivable and accrued expenses and agreed to indemnify the purchaser for certain contingent legal and environmental matters up to a maximum of $500 through July 29, 1999. The indemnification period lapsed with no liability to the Company. The net book value of the assets and liabilities sold on July 29, 1998, was $7,802. The loss on the sale of the Brownsville Facility of $1,652 is included in loss on disposition of property and equipment in the accompanying statements of operations, since substantially all of the value of the Brownsville Facility was originally recorded in this account when the Company was acquired.

13.      HURRICANE CHARGES

         As a result of damages sustained to the Company's St. Eustatius facility from Hurricane Lenny in late November 1999, the Company incurred a one-time, non-cash charge of $1,500 to partially reduce the carrying value of its shoreline protection system and a one-time cash charge of $250 to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with certain other civil work, was replaced during 2000.

         During September 1998, Hurricane Georges damaged components of the Company's St. Eustatius facility. However, operations were not significantly impacted by the hurricane and returned to normal within days of the storm. During 1998, the Company recorded a charge of $800 representing an insurance deductible of $500 related to the hurricane damage and certain other costs resulting from the hurricane which were not recovered through the Company's insurance policies. Repair work related to the damage caused by Hurricane Georges is substantially complete.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  (CONTINUED)

14.      VALUATION AND QUALIFYING ACCOUNTS

         The table below summarizes the activity in the valuation account, allowance for possible uncollectible trade accounts receivable and the deferred tax asset valuation allowance for the periods indicated.

                                                          Balance,       Charges      Deductions,      Balance,
                                                          Beginning         to        Write-offs,       End of
                                                          of Period      Expense           Net          Period
                                                          ---------     ---------     -----------    ----------
Trade Accounts Receivable Valuation Account:
   For the year ended December 31, 1998                   $     830      $     72      $    (117)     $     785
   For the year ended December 31, 1999                         785            20             (1)           804
   For the year ended December 31, 2000                         804           149          -                953



                                                          Balance,                   Expirations,      Balance,
                                                          Beginning                     Other,          End of
                                                          of Period     Increases        Net            Period
                                                          ---------     ---------    ------------     ----------
Deferred Tax Asset Valuation Allowance:
   For the year ended December 31, 1998                   $  30,056      $    371      $     790      $  31,217
   For the year ended December 31, 1999                      31,217         -               (846)        30,371
   For the year ended December 31, 2000                      30,371         -             (5,806)        24,565


15.      CONDENSED COMBINING FINANCIAL INFORMATION

         The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct subsidiaries of Statia, other than Statia Terminals Canada, Incorporated, which is a co-obligor on the Notes. Statia directly or indirectly wholly owns each of the subsidiary guarantors. The following condensed combining financial information illustrates the composition of the Company's subsidiary guarantors. The enforceability of the guarantees may be affected differently under the laws of the applicable jurisdictions in which the guarantors are incorporated.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)


                        CONDENSED COMBINING BALANCE SHEET
                                DECEMBER 31, 1999

                                                            Statia Terminals
                                                          Canada, Incorporated
                                      Statia Terminals       (Includes All        All Other    Reclassifications
                                     International N.V.         Canadian        Guaranteeing          and           Consolidated
                                      (Unconsolidated)         Entities)        Subsidiaries     Eliminations          Total
                                     ------------------   --------------------  ------------   -----------------    -------------
      ASSETS
      ------
CURRENT ASSETS:
   Cash and cash equivalents               $     18            $     209           $   3,405       $     -           $   3,632
   Accounts receivable, net                    -                   3,456              13,205             -              16,661
   Inventory, net                              -                      81               3,158             -               3,239
   Dividend receivable                        3,750                 -                  3,750           (7,500)           -
   Prepaid expenses                               2                  255               1,466             -               1,723
                                           --------             --------           ---------       ----------        ---------
           Total current assets               3,770                4,001              24,984           (7,500)          25,255

PROPERTY AND EQUIPMENT, net                    -                  28,705             177,326             -             206,031

INVESTMENT IN SUBSIDIARIES                  110,600                 -                  5,285         (115,885)            -

OTHER NONCURRENT ASSETS, net                   -                     817               2,168             -               2,985
                                           --------             --------           ---------       ----------         --------
           Total assets                    $114,370             $ 33,523           $ 209,763       $ (123,385)        $234,271
                                           ========             ========           =========       ==========         ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued
     liabilities                            $    88             $  3,164           $  18,565       $       16         $ 21,833
   Dividend payable                           3,750                 -                  7,500           (7,500)           3,750
   Payable to (receivable from)
     affiliates                               2,844               (2,986)                158              (16)            -
                                           --------            ---------           ---------       ----------         --------
           Total current liabilities          6,682                  178              26,223           (7,500)          25,583
LONG-TERM DEBT                                 -                  28,060              72,940             -             101,000
                                           --------            ---------           ---------       ----------         --------
           Total liabilities                  6,682               28,238              99,163           (7,500)         126,583
                                           --------            ---------           ---------       ----------         --------
TOTAL STOCKHOLDERS' EQUITY                  107,688                5,285             110,600         (115,885)         107,688
                                           --------            ---------           ---------       ----------         --------
          Total liabilities and
          stockholders' equity             $114,370             $ 33,523           $ 209,763        $(123,385)        $234,271
                                           ========            =========           =========       ==========         ========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)


                        CONDENSED COMBINING BALANCE SHEET
                                DECEMBER 31, 2000

                                                              Statia Terminals
                                                            Canada, Incorporated
                                        Statia Terminals       (Includes All         All Other    Reclassifications
                                       International N.V.         Canadian         Guaranteeing          and          Consolidated
                                        (Unconsolidated)         Entities)         Subsidiaries     Eliminations         Total
                                       -----------------   ---------------------   ------------   -----------------   ------------
           ASSETS
           ------
CURRENT ASSETS:
   Cash and cash equivalents                 $     12             $  6,709            $   5,036       $   -             $  11,757
   Accounts receivable, net                      -                   2,177               12,436           -                14,613
   Inventory, net                                -                      67                1,485           -                 1,552
   Prepaid expenses                                 5                   92                1,494           -                 1,591
                                             --------             --------            ---------       ---------         ---------
           Total current assets                    17                9,045               20,451           -                29,513

PROPERTY AND EQUIPMENT, net                      -                  28,139              169,802           -               197,941

INVESTMENT IN SUBSIDIARIES                    109,599                 -                   6,050        (115,649)            -

OTHER NONCURRENT ASSETS, net                     -                     555                2,263           -                 2,818
                                             --------             --------            ---------       ---------         ---------
           Total assets                      $109,616             $ 37,739            $ 198,566       $(115,649)        $ 230,272
                                             ========             ========            =========       =========         =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued
     liabilities                             $     88             $  4,596            $  18,129       $     (75)        $  22,738
   Payable to (receivable from)
     affiliates                                 2,994                 (967)              (2,102)             75                 -
                                             --------             --------            ----------     ----------         ---------
           Total current liabilities            3,082                3,629               16,027           -                22,738
LONG-TERM DEBT                                   -                  28,060               72,940           -               101,000
                                             --------             --------            ---------       ---------         ---------
           Total liabilities                    3,082               31,689               88,967           -               123,738
                                             --------             --------            ---------       ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                    106,534                6,050              109,599        (115,649)          106,534
                                             --------             --------            ---------       ---------         ---------
           Total liabilities and
           stockholders' equity              $109,616             $ 37,739            $ 198,566       $(115,649)        $ 230,272
                                             ========             ========            =========       =========         =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)


                   CONDENSED COMBINING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                               Statia Terminals
                                                            Canada, Incorporated
                                         Statia Terminals       (Includes All       All Other      Reclassifications
                                        International N.V.         Canadian       Guaranteeing           And          Consolidated
                                         (Unconsolidated)         Entities)        Subsidiaries      Eliminations         Total
                                        ------------------  --------------------  --------------   -----------------  ------------
REVENUES                                      $   -               $  21,521          $ 118,443          $ (3,202)      $  136,762
COSTS OF REVENUES                                 -                  12,031             94,284              (427)         105,888
                                              ---------           ---------          ---------          --------       ----------
      Gross profit                                -                   9,490             24,159            (2,775)          30,874

ADMINISTRATIVE EXPENSES                             263               2,775              7,052            (2,775)           7,315
HURRICANE CHARGE                                  -                   -                    800              -                 800
                                              ---------           ---------          ---------          --------       ----------
      Operating income (loss)                      (263)              6,715             16,307              -              22,759

LOSS ON DISPOSITION OF PROPERTY
    AND EQUIPMENT                                 -                   -                  1,652              -               1,652
INTEREST EXPENSE                                  -                   3,506             13,345              -              16,851
INTEREST INCOME                                   -                     104                484              -                 588
                                              ---------           ---------          ---------          --------       ----------
     Income (loss) before provision
           for income taxes                        (263)              3,313              1,794              -               4,844
PROVISION FOR INCOME TAXES                           28               -                    292              -                 320
                                              ---------           ---------          ---------          --------       ----------
     Net income (loss) before earnings
       (loss) from equity investments              (291)              3,313              1,502              -               4,524

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                             4,815               -                  3,313            (8,128)           -
                                              ---------           ---------          ---------          --------       ----------
              Net income (loss)               $   4,524           $   3,313          $   4,815          $ (8,128)      $    4,524
                                              =========           =========          =========          ========       ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)



                   CONDENSED COMBINING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                               Statia Terminals
                                                             Canada, Incorporated
                                         Statia Terminals       (Includes All       All Other     Reclassifications
                                        International N.V.         Canadian        Guaranteeing          And          Consolidated
                                         (Unconsolidated)         Entities)        Subsidiaries      Eliminations         Total
                                        ------------------   --------------------  -------------  -----------------   ------------
REVENUES                                      $   -               $  18,547          $ 154,954          $ (5,158)      $  168,343
COSTS OF REVENUES                                 -                  10,106            127,615               (56)         137,665
                                              ---------           ---------          ---------          --------       ----------
           Gross profit                           -                   8,441             27,339            (5,102)          30,678
ADMINISTRATIVE EXPENSES                             (78)              5,102              8,117            (5,102)           8,039
SPECIAL COMPENSATION EXPENSE                      -                    -                 4,099              -               4,099
HURRICANE CHARGE                                  -                    -                 1,750              -               1,750
                                              ---------           ---------          ---------          --------       ----------
           Operating income                          78               3,339             13,373              -              16,790
INTEREST EXPENSE                                  -                   3,536             10,750              -              14,286
INTEREST INCOME                                     308                 118                333              -                 759
                                              ---------           ---------          ---------          --------       ----------
    Income (loss) before provision
      for income taxes and
      extraordinary charge                          386                 (79)             2,956              -               3,263
PROVISION FOR INCOME TAXES                           16                  97                667              -                 780
                                              ---------           ---------          ---------          --------       ----------
  Income (loss) before extraordinary
    charge and earnings (loss) from
    equity investments                              370                (176)             2,289              -               2,483
EXTRAORDINARY CHARGE RELATED TO
 EARLY EXTINGUISHMENT OF DEBT                     -                    -                 4,743              -               4,743
                                              ---------           ---------          ---------          --------       ----------
    Net income (loss) before earnings
     (loss)from equity investments                  370                (176)            (2,454)             -              (2,260)
EARNINGS (LOSS) FROM EQUITY INVESTMENTS          (2,630)               -                  (176)            2,806            -
                                              ---------           ---------          ---------          --------       ----------
              Net income (loss)               $  (2,260)          $    (176)         $  (2,630)         $  2,806       $   (2,260)
                                              =========           =========          =========          ========       ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)


                   CONDENSED COMBINING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                Statia Terminals
                                                              Canada, Incorporated
                                          Statia Terminals       (Includes All       All Other      Reclassifications
                                         International N.V.         Canadian        Guaranteeing           And          Consolidated
                                          (Unconsolidated)         Entities)        Subsidiaries      Eliminations         Total
                                         -----------------     ------------------  -------------   ------------------   ------------
REVENUES                                       $   -               $  18,340          $ 195,347          $ (3,232)      $  210,455
COSTS OF REVENUES                                  -                  10,891            171,250               (50)         182,091
                                               ---------           ---------          ---------          --------       ----------
     Gross profit                                  -                   7,449             24,097            (3,182)          28,364

ADMINISTRATIVE EXPENSES                              157               3,182              9,217            (3,182)           9,374
                                               ---------           ---------          ---------          --------       ----------
     Operating income (loss)                        (157)              4,267             14,880              -              18,990
INTEREST EXPENSE                                   -                   3,527              9,213              -              12,740
INTEREST INCOME                                        2                 142                 74              -                 218
                                               ---------           ---------          ---------          --------       ----------
      Income (loss) before provision
      for income taxes                              (155)                882              5,741              -               6,468
PROVISION FOR INCOME TAXES                            28                 117                766              -                 911
                                               ---------           ---------          ---------          --------       ----------
      Net income (loss) before earnings
        (loss) from equity investments              (183)                765              4,975              -               5,557
EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                              5,740               -                    765            (6,505)           -
                                               ---------           ---------          ---------          --------       ----------
         Net income (loss)                     $   5,557           $     765          $   5,740          $ (6,505)      $    5,557
                                               =========           =========          =========          ========       ==========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)


                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                              Statia Terminals
                                                                            Canada, Incorporated
                                                        Statia Terminals       (Includes All        All Other
                                                       International N.V.         Canadian         Guaranteeing
                                                        (Unconsolidated)         Entities)         Subsidiaries
                                                       ------------------   --------------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                                    $    (307)          $ 5,952            $  13,887
                                                             ---------           -------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           -                (1,305)              (9,409)
   Proceeds from sale of property and equipment                  -                   118                    4
   Proceeds from sale of Statia Terminals
    Southwest, Inc.                                              6,500              -                   -
   Dividends received                                            1,500              -                   1,500
                                                             ---------           -------            ---------
           Net cash provided by (used in)
              investing activities                               8,000            (1,187)              (7,905)
                                                             ---------           -------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment to Parent                                            (6,150)             -                   -
   Dividends to Parent                                          (1,500)             -                  (3,000)
   Advances from (to) affiliates                                 -                (1,597)               1,597
                                                             ---------           -------            ---------
           Net cash provided by (used in)
              financing activities                              (7,650)           (1,597)              (1,403)
                                                             ---------           -------            ----------
INCREASE IN CASH AND
   CASH EQUIVALENTS                                                 43             3,168                4,579
CASH AND CASH EQUIVALENTS,
   beginning balance                                                 1             1,241                4,841
                                                             ---------           -------            ---------
CASH AND CASH EQUIVALENTS,
   ending balance                                            $      44           $ 4,409            $   9,420
                                                             =========           =======            =========





                                                        Reclassifications
                                                               And         Consolidated
                                                          Eliminations        Total
                                                        -----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                                   $   -           $19,532
                                                            --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                          -           (10,714)
   Proceeds from sale of property and equipment                 -               122
   Proceeds from sale of Statia Terminals
    Southwest, Inc.                                             -             6,500
   Dividends received                                         (3,000)           -
                                                            --------        -------
           Net cash provided by (used in)
              investing activities                            (3,000)        (4,092)
                                                            --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment to Parent                                            -            (6,150)
   Dividends to Parent                                         3,000         (1,500)
   Advances from (to) affiliates                                -               -
                                                            --------        -------
           Net cash provided by (used in)
              financing activities                             3,000         (7,650)
                                                            --------        -------
INCREASE IN CASH AND
   CASH EQUIVALENTS                                             -             7,790
CASH AND CASH EQUIVALENTS,
   beginning balance                                            -             6,083
                                                            --------        -------
CASH AND CASH EQUIVALENTS,
   ending balance                                           $   -           $13,873
                                                            ========        =======

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)


                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                              Statia Terminals
                                                                            Canada, Incorporated
                                                        Statia Terminals       (Includes All        All Other
                                                       International N.V.         Canadian         Guaranteeing
                                                        (Unconsolidated)         Entities)         Subsidiaries
                                                       ------------------   --------------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                                    $     (26)          $(2,182)           $  13,228
                                                             ---------           -------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           -                (2,018)              (6,575)
   Proceeds from sale of property and equipment                  -                  -                      15
   Investment in subsidiary                                    (33,746)             -                   -
   Dividends received                                            8,748              -                   -
                                                             ---------           -------            ---------
           Net cash provided by (used in)
              investing activities                             (24,998)           (2,018)              (6,560)
                                                             ---------           -------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to Parent                                          (8,748)             -                  (8,748)
   Net proceeds from issuance of common stock                   33,746              -                  33,746
   Repurchase of 11 3/4% First Mortgage Notes                       -               -                 (34,000)
   Acquisition costs related to repurchase of 11 3/4%
    First Mortgage Notes                                            -               -                  (3,681)
                                                             ---------           -------            ---------
                Net cash provided by (used in)
              financing activities                              24,998              -                 (12,683)
                                                             ---------           -------            ---------
DECREASE IN CASH AND
   CASH EQUIVALENTS                                                (26)           (4,200)              (6,015)
CASH AND CASH EQUIVALENTS,
   beginning balance                                                44             4,409                9,420
                                                             ---------           -------            ---------
CASH AND CASH EQUIVALENTS,
   ending balance                                            $      18           $   209            $   3,405
                                                             =========           =======            =========



                                                         Reclassifications
                                                                 And         Consolidated
                                                            Eliminations        Total
                                                         -----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                                     $   -           $11,020
                                                              --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                            -            (8,593)
   Proceeds from sale of property and equipment                   -                15
   Investment in subsidiary                                     33,746            -
   Dividends received                                           (8,748)           -
                                                              --------        -------
           Net cash provided by (used in)
              investing activities                              24,998         (8,578)
                                                              --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to Parent                                           8,748         (8,748)
   Net proceeds from issuance of common stock                  (33,746)        33,746
   Repurchase of 11 3/4% First Mortgage Notes                     -           (34,000)
   Acquisition costs related to repurchase of 11 3/4%
    First Mortgage Notes                                          -            (3,681)
                                                              --------       --------
                Net cash provided by (used in)
              financing activities                             (24,998)       (12,683)
                                                              --------        -------
DECREASE IN CASH AND
   CASH EQUIVALENTS                                               -           (10,241)
CASH AND CASH EQUIVALENTS,
   beginning balance                                              -            13,873
                                                              --------        -------
CASH AND CASH EQUIVALENTS,
   ending balance                                             $   -           $ 3,632
                                                              ========        =======

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)


                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                             Statia Terminals
                                                                            Canada, Incorporated
                                                        Statia Terminals       (Includes All        All Other
                                                       International N.V.         Canadian         Guaranteeing
                                                        (Unconsolidated)         Entities)         Subsidiaries
                                                       ------------------   --------------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                                    $      (6)          $ 7,553            $  14,909
                                                             ---------           -------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            -                (1,053)              (7,525)
   Dividends received                                            5,753              -                   -
                                                             ---------           -------            ---------
           Net cash provided by (used in)
              investing activities                               5,753            (1,053)              (7,525)
                                                             ---------           -------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to Parent                                          (5,753)             -                  (5,753)
                                                             ----------          -------            ----------
           Net cash provided by (used in)
              financing activities                              (5,753)             -                  (5,753)
                                                             ----------          -------            ----------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                 (6)            6,500                1,631
CASH AND CASH EQUIVALENTS,
   beginning balance                                                18               209                3,405
                                                             ---------           -------            ---------
CASH AND CASH EQUIVALENTS,
   ending balance                                            $      12           $ 6,709            $   5,036
                                                             =========           =======            =========




                                                        Reclassifications
                                                               And         Consolidated
                                                          Eliminations        Total
                                                        -----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                                    $   -           $22,456
                                                             --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            -            (8,578)
   Dividends received                                          (5,753)           -
                                                             --------        -------
           Net cash provided by (used in)
              investing activities                             (5,753)        (8,578)
                                                             ---------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to Parent                                          5,753         (5,753)
                                                             --------        --------
           Net cash provided by (used in)
              financing activities                              5,753         (5,753)
                                                             --------        -------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                              -             8,125
CASH AND CASH EQUIVALENTS,
   beginning balance                                             -             3,632
                                                             --------        -------
CASH AND CASH EQUIVALENTS,
   ending balance                                            $   -           $11,757
                                                             ========        =======


                      STATIA TERMINALS CANADA, INCORPORATED
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000
                                  TOGETHER WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of
    Statia Terminals Canada, Incorporated:

We have audited the accompanying consolidated balance sheets of Statia Terminals Canada, Incorporated (a Nova Scotia, Canada corporation, and an indirect wholly owned subsidiary of Statia Terminals International N.V.) and subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations and retained earnings (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Statia Terminals Canada, Incorporated and subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP



West Palm Beach, Florida,
    January 24, 2001.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                          December 31,
                                                                                  ---------------------------
                                                                                     1999              2000
                                                                                  ----------        ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $     209         $   6,709
   Accounts receivable-
     Trade, less allowance for doubtful accounts of $78
      and $80 in 1999 and 2000, respectively                                           1,496             1,317
      Other                                                                            1,960               860
   Inventory, net                                                                         81                67
   Prepaid expenses                                                                      255                92
   Receivable from affiliates                                                          2,986               967
                                                                                   ---------         ---------
     Total current assets                                                              6,987            10,012
PROPERTY AND EQUIPMENT, net                                                           28,705            28,139
OTHER NONCURRENT ASSETS, net                                                             817               555
                                                                                   ---------         ---------
     Total assets                                                                  $  36,509         $  38,706
                                                                                   =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $   1,166         $   1,278
   Accrued interest payable                                                              421               421
   Other accrued expenses                                                              1,577             2,897
                                                                                   ---------         ---------
     Total current liabilities                                                         3,164             4,596

LONG-TERM DEBT                                                                        28,060            28,060
                                                                                   ---------         ---------
     Total liabilities                                                                31,224            32,656

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
   Common stock, no par value, 1,000,000 shares authorized,
     1 share issued and outstanding                                                    -                 -
   Additional paid-in capital                                                          2,266             2,266
   Retained earnings                                                                   3,019             3,784
                                                                                   ---------         ---------
     Total stockholder's equity                                                        5,285             6,050
                                                                                   ---------         ---------
     Total liabilities and stockholder's equity                                    $  36,509         $  38,706
                                                                                   =========         =========


          See accompanying notes to consolidated financial statements.
                                      F-33

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           RETAINED EARNINGS (DEFICIT)
                             (DOLLARS IN THOUSANDS)


                                                                                     December 31,
                                                                    -------------------------------------------
                                                                       1998             1999             2000
                                                                    ----------        ---------       ---------

REVENUES                                                             $  21,521        $  18,547       $  18,340
COSTS OF REVENUES                                                       12,031           10,106          10,891
                                                                     ---------        ---------       ---------
     Gross profit                                                        9,490            8,441           7,449
ADMINISTRATIVE EXPENSES                                                  2,775            5,102           3,182
                                                                     ---------        ---------       ---------
     Operating income                                                    6,715            3,339           4,267
INTEREST EXPENSE                                                         3,506            3,536           3,527
INTEREST INCOME                                                            104              118             142
                                                                     ---------        ---------       ---------
     Income (loss) before provision for income taxes                     3,313              (79)            882
PROVISION FOR INCOME TAXES                                                -                  97             117
                                                                     ---------        ---------       ---------
     Net income (loss)                                                   3,313             (176)            765
RETAINED EARNINGS (DEFICIT),
   beginning of year                                                      (118)           3,195           3,019
                                                                     ---------        ---------       ---------
RETAINED EARNINGS,
   end of year                                                       $   3,195        $   3,019       $   3,784
                                                                     =========        =========       =========


          See accompanying notes to consolidated financial statements.
                                      F-34

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        December 31,
                                                                         ------------------------------------------
                                                                            1998            1999            2000
                                                                         ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $   3,313      $    (176)       $     765
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities: -
       Depreciation, amortization, and certain non-cash charges               1,837          1,698            1,810
       Provision for possible bad debts                                        -                15                2
    Changes in operating assets and liabilities: -
       Accounts receivable - trade                                              (31)          (608)             177
       Accounts receivable - other                                             (251)          (620)           1,100
       Inventory                                                                210            243               14
       Prepaid expenses                                                           3           (201)             163
       Receivable from affiliates                                              (996)          (681)           2,019
       Other noncurrent assets                                                    4            (29)              71
       Accounts payable                                                       1,363           (975)             112
       Accrued expenses                                                         500           (848)           1,320
                                                                          ---------      ----------       ---------
         Net cash provided by (used in) operating activities                  5,952         (2,182)           7,553
                                                                          ---------      ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                       (1,305)        (2,018)          (1,053)
   Proceeds from sale of property and equipment                                 118          -                -
                                                                           --------      ---------        ---------
     Net cash used in investing activities                                   (1,187)        (2,018)          (1,053)
                                                                          ---------      ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of advance from affiliate                                       (1,597)         -                -
                                                                          ---------      ---------        ---------
     Net cash used in financing activities                                   (1,597)         -                -
                                                                          ---------      ---------        ---------
       Increase (decrease) in cash and cash equivalents                       3,168         (4,200)           6,500
CASH AND CASH EQUIVALENTS, at beginning of year                               1,241          4,409              209
                                                                          ---------      ---------        ---------
CASH AND CASH EQUIVALENTS, at end of year                                 $   4,409      $     209        $   6,709
                                                                          =========      =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid for income taxes                                           $      65      $     162        $     117
                                                                          =========      =========        =========
     Cash paid for interest                                               $   3,315      $   3,345        $   3,336
                                                                          =========      =========        =========


          See accompanying notes to consolidated financial statements.
                                      F-35

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



1.       ORGANIZATION AND OPERATIONS

         The consolidated financial statements are presented in United States dollars and include the accounts of Statia Terminals Canada, Incorporated (incorporated in Nova Scotia, Canada), and its wholly owned subsidiary, Point Tupper Marine Services Limited (incorporated in Nova Scotia, Canada), (collectively the "Statia Canada"). Statia Terminals Canada, Incorporated is an indirect wholly owned subsidiary of Statia Terminals International N.V., (incorporated in the Netherlands Antilles, the "Parent"). The Parent is a wholly owned subsidiary of Statia Terminals Group N.V. (incorporated in the Netherlands Antilles, "Group"). Significant intercompany balances and transactions have been eliminated.

         Statia Canada owns and operates petroleum blending, transshipment and storage facilities located near Point Tupper, Nova Scotia, Canada. Statia Canada's terminaling services (consisting of storage, throughput, dock usage, emergency response, and other terminal services) are furnished to some of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners and petrochemical companies. In addition to terminaling services, from time to time Statia Canada provides a variety of related services including the supplying of bunkering, brokering of product trades and ship services. An affiliate of Statia Canada provides administrative services for Statia Canada from its office in Deerfield Beach, Florida.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

         These consolidated financial statements have been prepared in conformity with generally accepted accounting principles as promulgated in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Significant estimates primarily include: the accrual for environmental expenses, accruals for legal and personnel related expenses, allowance for doubtful accounts, inventory reserve, estimated useful lives of depreciable assets, and other valuation allowances related to deferred tax assets. Management is also required to make judgments regarding disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Revenue Recognition

         Revenues from storage and throughput operations are recognized ratably as the services are provided. Revenues and commissions from other terminaling services, sales of bunker fuels and bulk oil sales are recognized upon completion of delivery of the service or product.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

         During 2000, Statia Canada adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on Statia Canada's business, financial condition, results of operations or cash flows.

     Foreign Currency Translation and Exchange

         Except for certain operating expenses denominated in Canadian dollars and certain Canadian dollar-denominated revenues, all of Statia Canada's transactions are in U.S. dollars. Therefore, the U.S. dollar has been determined to be the functional currency of Statia Canada. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations as incurred. Such transaction gains and losses have not been significant.

     Impairment of Long-Lived Assets

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Statia Canada continually evaluates factors, events, and circumstances which include, but are not limited to, its historical and projected operating performance, specific industry trends, and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When such factors, events, or circumstances indicate that long-lived assets should be evaluated for possible impairment, Statia Canada uses an estimate of undiscounted cash flow over the remaining lives of the long-lived assets in measuring whether an impairment exists. Statia Canada measures an asset impairment loss as the amount by which the carrying amount exceeds the fair value of the asset.

     Cash and Cash Equivalents

         Statia Canada's cash and cash equivalents consist of short-term, highly liquid investments with maturities of three months or less. Such short-term investments are carried at cost, which approximates market value, and are classified as cash and cash equivalents.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)


Financial Instruments

         Statia Canada uses various methods and assumptions to estimate the fair value of each class of financial instrument. Due to their nature, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. The fair value of Statia Canada's fixed rate debt is estimated based on market "bid" prices and approximates carrying value as of December 31, 1999 and 2000. Statia Canada's other financial instruments are not significant.

Concentrations of Credit Risk

         Financial instruments, which potentially subject Statia Canada to a concentration of credit risk, primarily consist of cash and cash equivalents, and accounts receivable - trade. Statia Canada maintains cash and cash equivalents with various major financial institutions. Statia Canada performs periodic evaluations of the relative credit standing of these financial institutions. Additionally, these financial institutions and financial instruments must meet the qualifications specified in certain of Statia Canada's debt agreements. To reduce credit risk related to its trade accounts receivable, Statia Canada performs periodic credit evaluations of its customers.

     Inventory

         Inventory consists of oil products. Provision has been made to reduce excess or obsolete inventory to the lower of weighted average cost or estimated market value.

     Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets. Additions to property and equipment, replacements, betterments and major renewals are capitalized.

         Development costs, including costs of geological studies related to projects whose completion as determined by management is probable, are capitalized. Development costs are amortized using the straight-line method over the estimated useful lives of the respective assets upon completion of the project. Development costs related to projects, which are no longer probable of completion, are expensed when such determination as to probability is made. Development costs which are exploratory in nature are expensed as incurred.

         Repair and maintenance expenditures which do not materially increase asset values or extend useful lives, are expensed.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

     Other Noncurrent Assets

         Other noncurrent assets primarily consist of deferred financing costs in the amount of $1,336, net of accumulated amortization of $590 and $781 as of December 31, 1999 and 2000, respectively. The deferred financing costs related to establishing debt obligations are amortized ratably over the life of the underlying obligation. Deferred financing cost amortization expense, included in interest expense in the accompanying statements of operations, was $191 for each of the years ended December 31, 1998, 1999 and 2000.

     Environmental, Health, and Safety Matters

         Statia Canada is subject to comprehensive and periodically changing environmental, health and safety laws and regulations within the jurisdictions of its operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm water, and the disposal of non-hazardous and hazardous waste. Expenditures for environmental, health, and safety matters, which benefit future periods and qualify as property and equipment, are capitalized and depreciated over the respective lives of the assets.

         Statia Canada accrues for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount can be reasonably estimated. Statia Canada recognizes amounts recoverable from third parties when the collection of such amounts is probable. Recoverable amounts and accrued costs are included in Accounts receivable - Other and Other accrued expenses, respectively. See Note 8 for a further discussion of such matters.

     Income Taxes

         Statia Canada determines its tax provision and deferred tax balances in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this approach, the provision for income taxes represents income taxes paid or payable for the current year adjusted for the change in deferred taxes during the year. Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement bases and the tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Statia Canada provides a valuation allowance against deferred tax assets when it determines that it is not more likely than not that the deferred tax asset will be utilized in the future.

     Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The following types of items, among others, are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments and unrealized gain/loss on securities available for sale. For all periods presented herein, there were no differences between net income (loss) and comprehensive income (loss).

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

     Recent Accounting Pronouncements

         Effective January 1, 2001, Statia Canada adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. The adoption of SFAS No. 133 did not have a material impact on Statia Canada.

         The Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants is currently formulating a new accounting standard which is expected to modify the accounting rules for major repairs and maintenance expenditures, among other things. AcSEC has not yet released a draft of this proposed standard for public comment, but is expected to do so shortly. Therefore, Statia Canada cannot determine at the present time whether or not the ultimate implementation of the final standard by Statia Canada will have a material effect on Statia Canada's business, financial condition, results of operations, or cash flows.

3.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following as of December 31:

                                                                                          Useful Lives
                                                            1999             2000           In Years
                                                         ---------         ---------      ------------
Land                                                     $    247          $    247
Land improvements                                              52               114           5 - 20
Buildings and improvements                                    120               224          20 - 40
Plant machinery and terminals                              23,161            24,812           4 - 40
Mooring facilities and marine equipment                     6,809             7,153           4 - 40
Field and office equipment                                    499               574           3 - 15
Spare parts                                                    56                17
Capital projects in process                                 2,196               992
                                                         --------          --------
   Total property and equipment, at cost                   33,140            34,133
     Less accumulated depreciation                          4,435             5,994
                                                         --------          --------
   Property and equipment, net                           $ 28,705          $ 28,139
                                                         ========          ========

         As of December 31, 1999 and 2000, capital projects in process included $378 and $605 of development costs, respectively, including costs of geological studies related to a salt cavern storage project in Nova Scotia, Canada.

4.       DEBT

         The $135,000 11 3/4% First Mortgage Notes due November 15, 2003, (the "Notes") were issued by the Parent and Statia Terminals Canada, Incorporated (the "Issuers") on November 27, 1996, in connection with the acquisition of certain companies from Praxair, Inc. by Castle Harlan Partners II L.P. (the "Castle Harlan Acquisition") and pay interest on May 15 and November 15 of each year.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

Based upon a debt allocation agreement, $28,060 of the Notes are recorded on the books of Statia Terminals Canada, Incorporated. The Notes are redeemable, in whole or in part, at the option of the Issuers at any time on or after November 15, 2000, at the redemption prices listed below (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated. Statia Canada may also forego the redemption process and repurchase Notes in the open market on or after November 15, 2000.

                                                          Optional
              Redemption Periods                      Redemption Price
- -----------------------------------------------    ------------------------
    November 15, 2000 to November 15, 2001                105.875%
    November 15, 2001 to November 15, 2002                102.938%
    November 15, 2002 to November 15, 2003                100.000%

         The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct subsidiaries of the Parent other than Statia Terminals Canada, Incorporated, which is a co-obligor on the Notes. The Notes are also subject to certain financial covenants as set forth in the indenture and related security documents to these Notes, the most restrictive of which include, but are not limited to the following: (i) a consolidated fixed charge ratio for the prior four full fiscal quarters of at least 2.0 to 1, which, if met, will permit Statia Canada to make additional borrowings above Statia Canada's revolving credit facility discussed below, (ii) other limitations on indebtedness, and (iii) restrictions on certain payments. In addition, the Notes place restrictions on the Parent's ability to pay dividends, other than in certain circumstances as defined in the indenture. Except with the occurrence of an event of default, Statia Canada has no restrictions upon transfers of funds in the form of dividends, loans, or cash advances. The Issuers are in compliance with the financial covenants set forth in the indenture.


         Statia Canada has a revolving credit facility (the "Credit Facility") which allows Statia Canada to borrow up to $5,000 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of 0.375% per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5%. The Credit Facility constitutes senior indebtedness of Statia Canada and is secured by a first priority lien on certain of Statia Canada's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial covenants. The Credit Facility does not restrict Statia Canada from transferring funds to its Parent or the Parent's subsidiary in the form of dividends, loans or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to the Parent. The Credit Facility expires on November 27, 2001. At December 31, 1999 and 2000, Statia Canada had approximately $832 and $1,097, respectively, available for borrowing under the Credit Facility as limited by the borrowing base computation and had no outstanding borrowings.

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)


5.       INCOME TAXES

         Statia Canada is subject to a federal large corporation tax based on 0.225% of Statia Canada's total equity. As of April 1, 1997, Nova Scotia enacted a provincial capital tax based on 0.25% of Statia Canada's total equity. The provision for income taxes for each year presented in the accompanying statements of operations represents the federal large corporation tax and the provincial capital tax, and were currently payable. The net operating tax loss carry-forwards available to offset Canadian taxable income at December 31, 2000, were $48,670, the majority of which expire during 2001. The investment tax credit carry-forwards available to reduce Canadian income taxes were $1,761 at December 31, 2000, the majority of which expire during 2002. Statia Canada has provided a full valuation allowance against these deferred tax assets, because it cannot determine that it is likely that the deferred tax assets will be utilized in the future.

6.       LEASES

         In 1999, Statia Canada began chartering certain marine equipment under a noncancelable operating lease. Rental expense on such operating lease was $450 and $2,114 for the years ended December 31, 1999 and 2000, respectively. Future rental commitments during the years ending 2001 through 2004 are $1,800, $1,800, $1,800, and $1,050, respectively. No such commitments exist after 2004.

7.       RELATED PARTY TRANSACTIONS

         As a wholly owned subsidiary, Statia Canada engages in various related party transactions with the Parent and its subsidiaries. The unpaid portion of these transactions is included in the receivable from affiliates balance.

         The Parent and its subsidiaries directly and indirectly allocate certain corporate, operating and administrative expenses and services to Statia Canada, including certain legal services, risk management, tax services, employee benefit administration, cash management and other services and certain depreciation and amortization expenses. For the years ended December 31, 1998, 1999 and 2000, $2,775, $3,587 and $3,182, respectively, were incurred for these services.

         On April 28, 1999, Group completed its initial public equity offering of 7.6 million class A common shares. In connection with this transaction, Statia Canada was allocated $1,515 of administrative expenses.

8.       COMMITMENT AND CONTINGENCIES

     Environmental, Health and Safety Matters

         In connection with the Castle Harlan Acquisition, studies were undertaken by and for Praxair, Inc. to identify potential environmental, health, and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper, Nova Scotia, Canada, facility. Praxair, Inc. has agreed to pay for certain of these environmental costs subject to certain limitations. Praxair, Inc. has paid approximately $5,193 during the period from November 27, 1996 to December 31, 2000 related to such

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)



costs. Based on investigations conducted and information available to date, the potential cost of additional remediation and compliance is estimated at approximately $13,000, substantially all of which Statia Canada believes is the responsibility of Praxair, Inc. per the Castle Harlan Acquisition agreement. Statia Canada believes that environmental, health and safety costs will not have a material adverse effect on Statia Canada's financial position, cash flows, or results of operations, subject to reimbursements from Praxair, Inc.


         Statia Canada has also identified certain other environmental, health and safety costs not covered by the agreement with Praxair, Inc. for which $1,250 were accrued in 1996 in conjunction with the Castle Harlan Acquisition. Through December 31, 2000, $182 of this amount had been expended. Statia Canada periodically reviews the adequacy of this accrual and during 2000 determined $180 originally provided for environmental contingencies were no longer necessary. Accordingly, this portion of the accrual was eliminated and credited to costs of revenues in the accompanying statements of operations. In 2000, Statia Canada identified certain other environmental, health, and safety costs not covered by the agreement with Praxair, Inc. and accrued $180 related to these costs.

    Litigation

         Statia Canada is involved in various claims and litigation arising in the normal course of its business. Based upon analysis of legal matters and discussions with legal counsel, Statia Canada believes that the ultimate outcome of these matters will not have a material adverse effect on Statia Canada's business, financial condition, results of operations, or cash flows.

    Other Accrued Expenses


         Other accrued expenses consist of the following as of December 31:

                                                      1999            2000
                                                  -----------     ------------

Personnel and related costs                       $      79        $     117
Professional fees                                       104               18
Environmental expenses                                1,208            1,068
Deferred revenue                                        186            1,276
Other                                                -                   418
                                                  ---------        ---------
                                                  $   1,577        $   2,897
                                                  =========        =========

9.       SEGMENT INFORMATION

         Statia Canada is organized around several different factors, the most significant of which is services and products. Statia Canada's primary services and products are terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response and other terminal services) and product sales (including bunker fuels and bulk oil sales).

         The primary measures of profit and loss utilized by Statia Canada's management to make decisions about resources to be allocated to each segment are earnings before interest expense, interest

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

income, income taxes, depreciation, amortization, and certain non-recurring income and expenses ("Adjusted EBITDA") and earnings before interest expense, interest income, income taxes, and certain non-recurring income and expenses ("Adjusted EBIT").

         The following information is provided for Statia Canada's terminaling services and product sales segments:

                                                                   For the Years Ended December 31,
                                                              -----------------------------------------
                                                                  1998           1999           2000
                                                              -----------    -----------     ----------
REVENUES:
   Terminaling services                                        $   20,640    $   18,300      $   18,340
   Product sales                                                      881           247            -
                                                               ----------    ----------      ----------
     Total                                                     $   21,521    $   18,547      $   18,340
                                                               ==========    ==========      ==========
ADJUSTED EBITDA:
   Terminaling services                                        $    8,428    $    6,564      $    5,972
   Product sales                                                       37           (85)           -
                                                               ----------    ----------      ----------
     Total                                                     $    8,465    $    6,479      $    5,972
                                                               ==========    ==========      ==========
DEPRECIATION AND AMORTIZATION EXPENSE:
   Terminaling services                                        $    1,819    $    1,678      $    1,754
   Product sales                                                       18            20            -
                                                               ----------    ----------      ----------
     Total                                                     $    1,837    $    1,698      $    1,754
                                                               ==========    ==========      ==========
ADJUSTED EBIT:
   Terminaling services                                        $    6,609    $    4,886      $    4,218
   Product sales                                                       19          (105)           -
                                                               ----------    -----------     ----------
     Total                                                     $    6,628    $    4,781      $    4,218
                                                               ==========    ==========      ==========
CAPITAL EXPENDITURES:
   Terminaling services                                        $    1,305    $    2,018      $    1,053
   Product sales                                                    -             -               -
                                                               ----------    ----------      ----------
     Total                                                     $    1,305    $    2,018      $    1,053
                                                               ==========    ==========      ==========


                                                                        As of December 31,
                                                             ---------------------------------------
                                                                1998           1999           2000
                                                             -----------    -----------   ----------
ASSETS:
   Terminaling services                                      $    29,095    $    30,201   $   29,456
   Product sales                                                     323             81           67
   Unallocated assets                                              9,087          6,227        9,183
                                                             -----------    -----------   ----------
     Total                                                   $    38,505    $    36,509   $   38,706
                                                             ===========    ===========   ==========

              STATIA TERMINALS CANADA, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)


         A reconciliation of Adjusted EBIT to Statia Canada's income (loss) before provision for income taxes is as follows:

                                                                       For the Years Ended December 31,
                                                                  -----------------------------------------
                                                                      1998           1999           2000
                                                                  ----------      ----------    -----------

Adjusted EBIT                                                     $    6,628      $   4,781      $   4,218
Interest expense excluding debt cost amortization expense             (3,315)        (3,345)        (3,336)
Unallocated administrative expense                                      -            (1,515)          -
                                                                  ----------      ----------    ----------
   Income (loss) before provision for income taxes                $    3,313      $     (79)     $     882
                                                                  ==========     ===========    ==========

     Significant Customers

         Statia Canada presently has a long-term storage and throughput contract with a subsidiary of Tosco Corporation, which expires in 2004. Statia Canada also derives revenues from an affiliate of Tosco as an indirect result of this storage and throughput contract. Statia Canada derives revenues from parties unaffiliated with Tosco, because of the movement of Tosco products through Statia Canada's terminal. At December 31, 1999 and 2000, $594 and $1,240 of Statia Canada's accounts receivable - trade, respectively, were from Tosco and its affiliates. All of such amounts were collected within thirty days of December 31, 1999 and 2000, respectively.

         The following table sets forth such Tosco-related revenues as a percentage of our total revenues:

                                                                            For the Years Ended December 31,
                                                                         -----------------------------------
                                                                          1998          1999           2000
                                                                         ------        ------         ------

   Storage and throughput contract and related indirect revenues          45.2%         46.0%          56.0%
   Unaffiliated third parties                                             12.0           8.5           14.2
                                                                          ----           ---           ----
     Total                                                                57.2%         54.5%          70.2%
                                                                          ====          ====           ====

         During the year ended December 31, 2000, one other customer accounted for 19.0% of Statia Canada's total revenues, respectively. Two other customers accounted for 15.2% and 13.0% of Statia Canada's total revenues, respectively, during the year ended December 31, 1999. No other customer accounted for more than 10% of Statia Canada's total revenues in 1998.

         Although Statia Canada has a long-standing relationship and long-term contract with Tosco, if such long-term contract were not renewed or replaced at the end of its term, or if Statia Canada otherwise lost any significant portion of its revenues from this customer, such non-renewal/replacement or loss could have a material adverse effect on Statia Canada's business, financial condition, results of operations or cash flows. Statia Canada also has long-term contracts with other key customers, and there can be no assurance that these contracts will be renewed at the end of their terms or that Statia Canada will be able to enter into other long-term contracts on terms favorable to it, or at all.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STATIA TERMINALS INTERNATIONAL N.V.

                                        By:    /s/ James G. Cameron
                                               -------------------------------
                                               James G. Cameron
                                               Managing Director
                                               April 2, 2001

                                        By:     /s/ James F. Brenner
                                               -------------------------------
                                               James F. Brenner
                                               Vice President and Treasurer
                                               April 2, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        By:    /s/ James G. Cameron
                                               ------------------------------
                                               James G. Cameron
                                               Managing Director
                                               (Principal Executive Officer)
                                               April 2, 2001

                                        By:    /s/ John K. Castle
                                               ------------------------------
                                               John K. Castle
                                               Managing Director
                                               April 2, 2001

                                        By:    /s/ David B. Pittaway
                                               ------------------------------
                                               David B. Pittaway
                                               Managing Director
                                               April 2, 2001

                                        By:    /s/ Justin B. Wender
                                               ------------------------------
                                               Justin B. Wender
                                               Managing Director
                                               April 2, 2001

                                        By:    /s/ James F. Brenner
                                               ------------------------------
                                               James F. Brenner
                                               Vice President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)
                                               April 2, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STATIA TERMINALS CANADA, INCORPORATED


                                        By:      /s/ Paul R. Crissman
                                                 -----------------------------
                                                 Paul R. Crissman
                                                 Director and President
                                                 April 2, 2001


                                        By:      /s/ James F. Brenner
                                                 -----------------------------
                                                 James F. Brenner
                                                 Vice President-Finance
                                                 April 2, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        By:      /s/ Paul R. Crissman
                                                 -----------------------------
                                                 Paul R. Crissman
                                                 Director and President
                                                 (Principal Executive Officer)
                                                 April 2, 2001


                                        By:      /s/ Clarence W. Brown
                                                 -----------------------------
                                                 Clarence W. Brown
                                                 Director
                                                 April 2, 2001


                                        By:      /s/ James G. Cameron
                                                 -----------------------------
                                                 James G. Cameron
                                                 Director
                                                 April 2, 2001


                                        By:      /s/ James F. Brenner
                                                 -----------------------------
                                                 James F. Brenner
                                                 Vice President-Finance
                                                 (Principal Financial and
                                                 Accounting Officer)
                                                 April 2, 2001

                                 EXHIBITS INDEX

   Exhibit
   Number                                       Description
   ------                                       -----------

3.1*********        Articles of Incorporation Statia Terminals Group N.V.
4.1**               Indenture, dated as of November 27, 1996, among Statia
                    Terminals International N.V., Statia Terminals Canada,
                    Incorporated, as Issuers, and Statia Terminals Corporation
                    N.V., Statia Terminals Delaware, Inc., Statia Terminals,
                    Inc., Statia Terminals N.V., Statia Delaware Holdco II,
                    Inc., Saba Trustcompany N.V., Bicen Development Corporation
                    N.V., Statia Terminals Southwest, Inc., W.P. Company, Inc.,
                    Seven Seas Steamship Company, Inc., Seven Seas Steamship
                    Company (Sint Eustatius) N.V., Point Tupper Marine Services
                    Limited, Statia Laboratory Services N.V., Statia Tugs N.V.
                    (collectively, the "Subsidiary Guarantors") and Marine
                    Midland Bank.
4.1a******          First Amendment, dated as of August 14, 1997, to the
                    Indenture, dated as of November 27, 1996, among Statia
                    Terminals International N.V., a Netherlands Antilles
                    corporation, Statia Terminals Canada, Incorporated, a
                    corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland
                    Bank.
4.1b****            Second Amendment, dated as of February 25, 1998, to the
                    Indenture, dated as of November 27, 1996, among Statia
                    Terminals International N.V., a Netherlands Antilles
                    corporation, Statia Terminals Canada, Incorporated, a
                    corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland
                    Bank.
4.1c*               Third Amendment, dated as of July 29, 1998, to the
                    Indenture, dated as of November 27, 1996, among Statia
                    Terminals International N.V., a Netherlands Antilles
                    corporation, Statia Terminals Canada, Incorporated, a
                    corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland
                    Bank.
4.1d*******         Fourth Amendment of Indenture and Consent Under Securities
                    Pledge Agreement, dated April 26, 1999.
4.2**               Form of Guarantee of shares issued pursuant to the Indenture
                    (included in Exhibit 4.1 hereto).
4.3********         Guarantee issued pursuant to the Indenture, dated as of June
                    28, 1999, made by Statia Terminals Antilles N.V.
4.4**               Share Pledge Agreement, dated as of November 27, 1996, by
                    and between Statia Terminals International N.V. and Marine
                    Midland Bank.
4.5*                Amendment, dated as of December 18, 1998, by and among
                    Statia Terminals Delaware N.V., Marine Midland Bank and
                    Statia Terminals Delaware Inc. to Share Pledge Agreement,
                    dated as of November 27, 1996 by and between Statia
                    Terminals International N.V. and Marine Midland Bank.
4.6**               Share Pledge Agreement, dated as of November 27, 1996, by
                    and between Statia Terminals N.V. and Marine Midland Bank.
4.7**               Share Pledge Agreement, dated as of November 27, 1996, by
                    and between Statia Terminals Corporation N.V. and Marine
                    Midland Bank.



4.8**               Share Pledge Agreement, dated as of November 27, 1996, by
                    and between Seven Seas Steamship Company, Inc. and Marine
                    Midland Bank.
4.9********         Share Pledge Agreement, dated as of June 28, 1999, by and
                    among Statia Terminals Antilles N.V., Statia Terminals
                    Delaware, Inc. and HSBC Bank USA (formerly known as Marine
                    Midland Bank).
4.10********        Amendment to Share Pledge Agreement, dated as of June 28,
                    1999, by and between Statia Terminals International N.V. and
                    HSBC Bank USA (formerly known as Marine Midland Bank).
4.11**              Fiduciary Transfer of Tangible Assets Agreement, dated as of
                    November 27, 1996, by and between Statia Terminals N.V.,
                    Saba Trustcompany N.V., Bicen Development Corporation N.V.,
                    Statia Laboratory Services N.V., Statia Tugs N.V., Seven
                    Seas Steamship Company (Sint Eustatius) N.V. and Marine
                    Midland Bank.
4.12**              Fiduciary Assignment of Intangible Assets Agreement, dated as of November 27, 1996, by and between Statia Terminals
                    International N.V., Statia Terminals Corporation N.V.,
                    Statia Terminals N.V., Saba Trustcompany N.V., Bicen
                    Development Corporation N.V., Statia Laboratory Services
                    N.V., Seven Seas Steamship Company (Sint Eustatius) N.V.,
                    Statia Tugs N.V. and Marine Midland Bank.
4.13**              Deed of Mortgage, dated as of November 27, 1996, by and
                    among Statia Terminals N.V., Statia Laboratory Services
                    N.V., Saba Trustcompany N.V. and Bicen Development
                    Corporation N.V. as mortgagors and Marine Midland Bank as
                    mortgagee.
4.14**              Fixed and Floating Charge Debenture, made as of November 27,
                    1996, between Statia Terminals Canada, Incorporated and
                    Marine Midland Bank.
4.15**              Debenture Delivery Agreement, dated as of November 27, 1996, between Statia Terminals Canada, Incorporated and Marine
                    Midland Bank.
4.16**              Shares Pledge Agreement, made as of November 27, 1996,
                    between Statia Terminals Canada, Incorporated and Marine
                    Midland Bank.
4.17**              Shares Pledge Agreement, dated as of November 27, 1996,
                    between Statia Terminals Corporation N.V. and Marine Midland
                    Bank.
4.18**              Debt Allocation Agreement, dated as of November 27, 1996,
                    between Statia Terminals International N.V. and Statia
                    Terminals Canada, Incorporated.
4.19**              United States Shares Pledge and Security Agreement, dated as of November 27, 1996, by and among Statia Terminals
                    International N.V., Statia Delaware Holdco II, Statia
                    Terminals Delaware, Inc., Statia Terminals, Inc., W.P.
                    Company, Inc. and Marine Midland Bank.
4.20*               Form of Registration Rights Agreement between Statia
                    Terminals Group N.V. and Statia Terminals Holdings N.V.
4.21                Bareboat Charter Party, effective as of December 20, 2000, by and between Statia Marine, Inc. and Statia Terminals N.V.
10.1**              Marine Fuel Agreement, dated as of May 6, 1993 ("Marine Fuel
                    Agreement").
10.2**              Amendment, dated as of January 1, 1996 to (i) the Storage
                    and Throughput Agreement, dated as of May 6, 1993 ("Storage and Throughput Agreement") and (ii) the Marine Fuel
                    Agreement.
10.3**              Extension to Marine Fuel Agreement, dated as of December 27,
                    1996.
10.3a****           Amendment, dated as of December 27, 1996 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement.


10.3b****           Amendment, dated as of December 28, 1997 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement.
10.3c*              Amendment, dated February 26, 1999 to (i) the Storage and
                    Throughput Agreement and (ii) the Marine Fuel Agreement.
10.3d***********    Amendment, dated June 28, 2000 to (i) the Storage and
                    Throughput Agreement and (ii) the Marine Fuel Agreement.
10.4**              Storage and Throughput Agreement, dated as of August 20,
                    1993.
10.4a**********     Amendment, dated as of October 1999 to the Storage and
                    Throughput Agreement.
10.4b***********    Amendment, dated as of January 10, 2001 to the Storage and
                    Throughput Agreement.
10.5**              Storage and Throughput Agreement, dated as of August 1,
                    1994.
10.5a*****          Letter of extension, dated as of March 23, 1999 to the
                    Storage and Throughput Agreement.
10.5b***********    Amendment, dated as of December 20, 2000 to the Storage and
                    Throughput Agreement.
10.6*******         Amended and restated Employment Agreement, effective April
                    28, 1999, between Statia Terminals Group N.V., Statia
                    Terminals, Inc. and James G. Cameron.
10.7*******         Amended and restated Employment Agreement, effective April
                    28, 1999, between Statia Terminals Group N.V., Statia
                    Terminals, Inc. and Thomas M. Thompson, Jr.
10.8*******         Amended and restated Employment Agreement, effective April
                    28, 1999, between Statia Terminals Group N.V., Statia
                    Terminals, Inc. and Robert R. Russo.
10.9*******         Amended and restated Employment Agreement, effective April
                    28, 1999, between Statia Terminals Group N.V., Statia
                    Terminals, Inc. and John D. Franklin.
10.10*******        Amended and restated Employment Agreement, effective April
                    28, 1999, between Statia Terminals Group N.V., Statia
                    Terminals, Inc. and James F. Brenner.
10.11*******        Amended and restated Employment Agreement, effective April
                    28, 1999, between Statia Terminals Group N.V., Statia
                    Terminals, Inc. and Jack R. Pine.
10.12**             Loan and Share Agreement, dated as of November 27, 1996
                    between Congress Financial Corporation (Florida) and Statia
                    Terminals N.V.
10.13**             Loan Agreement, dated as of November 27, 1996, by and among
                    Congress Financial Corporation (Canada), Statia Terminals
                    Canada, Incorporated and Point Tupper Marine Services
                    Limited.
10.15*              Form of 1999 Share Option Plan.
21.1************    Subsidiaries of the Registrant.


* Incorporated by reference to the Registration Statement on Form S-1 of Statia Terminals Group N.V., dated February 12, 1999, and amendments thereto filed with the U.S. Securities and Exchange Commission (Registration Statement No. 333-72317), which became effective on April 26, 1999.

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

*******       Incorporated by reference to the March 31, 1999 Form 10-Q of
Statia Terminals Group N.V., dated May 13, 1999.

********      Incorporated by reference to the June 30, 1999 Form 10-Q of Statia
Terminals Group N.V., dated August 12, 1999.

*********     Incorporated by reference to the September 30, 1999 Form 10-Q of
Statia Terminals Group N.V., dated November 15, 1999.

**********    Incorporated by reference to the December 31, 1999 Form 10-K of
Statia Terminals Group N.V., dated March 17, 2000.

***********   Incorporated by reference to the December 31, 2000 Form 10-K of
Statia Terminals Group N.V., dated March 9, 2001.

************ Incorporated by reference to the December 31, 1999 Form 10-K of Statia Terminals International N.V., dated March 31, 2000.