Form 10-Q
period 2001-03-31
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 2001-05-15
CIK 1029101, 1029102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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


                             3816 PORT MALCOLM ROAD
                      PORT HAWKESBURY, NOVA SCOTIA B9A 1Z5
                                 (902) 625-1711
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

                       STATIA TERMINALS INTERNATIONAL N.V.
                                       AND
                      STATIA TERMINALS CANADA, INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
             Consolidated Condensed Balance Sheets                           1
             Consolidated Condensed Statements of Operations                 2
             Consolidated Condensed Statements of Cash Flows                 3
             Notes to Consolidated Condensed Financial Statements            4
Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         20

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21
Item 2.  Changes in Securities and Use of Proceeds                          21
Item 3.  Defaults Upon Senior Securities                                    21
Item 4.  Submission of Matters to a Vote of Security Holders                21
Item 5.  Other Information                                                  21
Item 6.  Exhibits and Reports on Form 8-K                                   21

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

         FREQUENTLY IN THIS REPORT, ESPECIALLY WHEN DISCUSSING OUR OPERATIONS, WE REFER TO OURSELVES, STATIA TERMINALS INTERNATIONAL N.V. AND OUR SUBSIDIARIES, AS "WE" OR "US".

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                              December 31,        March 31,
                                                                  2000               2001
                                                              ------------        ----------
                                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $  11,757           $  16,378
   Accounts receivable-
     Trade, net                                                   13,482              14,228
     Other                                                         1,131                 439
   Inventory, net                                                  1,552               3,378
   Prepaid expenses                                                1,591                 739
                                                               ---------           ---------

           Total current assets                                   29,513              35,162

PROPERTY AND EQUIPMENT, net                                      197,941             197,185

OTHER NONCURRENT ASSETS, net                                       2,818               2,662
                                                               ---------           ---------

           Total assets                                        $ 230,272           $ 235,009
                                                               =========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $  11,995           $  12,807
   Accrued interest payable                                        1,516               4,483
   Other accrued expenses                                          9,227               8,026
                                                               ---------           ---------

           Total current liabilities                              22,738              25,316

LONG-TERM DEBT                                                   101,000             101,000
                                                               ---------           ---------

           Total liabilities                                     123,738             126,316
                                                               ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
   Common stock                                                        6                   6
   Additional paid-in capital                                    126,090             126,090
   Accumulated deficit                                           (19,562)            (17,403)
                                                               ---------           ---------
           Total stockholder's equity                            106,534             108,693
                                                               ---------           ---------

           Total liabilities and stockholder's equity          $ 230,272           $ 235,009
                                                               =========           =========




              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                     Three Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                  2000              2001
                                                                --------           --------
REVENUES:
   Terminaling services                                         $ 12,430           $ 18,136
   Product sales                                                  29,875             32,077
                                                                --------           --------
       Total revenues                                             42,305             50,213
                                                                --------           --------
COSTS OF REVENUES:
   Terminaling services                                           10,115             11,118
   Product sales                                                  28,117             29,808
                                                                --------           --------
       Total costs of revenues                                    38,232             40,926
                                                                --------           --------

          Gross profit                                             4,073              9,287

ADMINISTRATIVE EXPENSES                                            2,161              2,413
                                                                --------           --------

          Operating income                                         1,912              6,874

INTEREST EXPENSE                                                   3,168              3,193

INTEREST INCOME                                                       21                171
                                                                --------           --------

          Income (loss) before provision for income taxes         (1,235)             3,852

PROVISION FOR INCOME TAXES                                           264                455
                                                                --------           --------

          Net income (loss)                                     $ (1,499)          $  3,397
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                  Three Months Ended
                                                                                        March 31,
                                                                               ---------------------------
                                                                                 2000               2001
                                                                               --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $ (1,499)          $  3,397
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                3,704              2,936
     Provision for possible bad debts                                                --                 25
   Changes in operating assets and liabilities:
     Accounts receivable - trade                                                   (275)              (771)
     Accounts receivable - other                                                   (401)               692
     Inventory                                                                      416             (1,826)
     Prepaid expenses                                                               677                852
     Other noncurrent assets                                                         37                (15)
     Accounts payable                                                               326                812
     Accrued interest payable and other accrued expenses                          2,587              1,766
                                                                               --------           --------

       Net cash provided by operating activities                                  5,572              7,868
                                                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                           (2,759)            (2,009)
                                                                               --------           --------

       Net cash used in investing activities                                     (2,759)            (2,009)
                                                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to Parent                                                      (3,750)            (1,238)
                                                                               --------           --------

       Net cash used in financing activities                                     (3,750)            (1,238)
                                                                               --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (937)             4,621

CASH AND CASH EQUIVALENTS, at beginning of period                                 3,632             11,757
                                                                               --------           --------

CASH AND CASH EQUIVALENTS, at end of period                                    $  2,695           $ 16,378
                                                                               ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                  $     94           $    105
                                                                               ========           ========
   Cash paid for interest                                                      $     31           $     56
                                                                               ========           ========

SUPPLEMENTAL DISCLOSURE OF
   NONCASH FINANCING ACTIVITY:
   Vessel distributed as a dividend                                            $  4,707           $     --
                                                                               ========           ========




              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals International N.V. ("Statia") and Subsidiaries (together with Statia, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2000 and 2001. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Form 10-K.

         For all periods presented herein, there were no differences between net income (loss) and comprehensive income (loss).

2. SEGMENT INFORMATION

         The Company is organized around several different factors, the two most significant of which are services and products, and geographic location. The Company's primary services are terminaling services (resulting in revenues from storage, throughput, dock usage, emergency response, and other terminal services) and product sales (including bunker fuels and bulk oil sales).

         The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each segment are earnings before interest expense, income taxes, depreciation, amortization, and certain non-recurring income and expenses ("Adjusted Indenture EBITDA") and earnings before interest expense, income taxes, and certain non-recurring income and expenses ("Adjusted Indenture EBIT").

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



2. SEGMENT INFORMATION- (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:

                                                         Three Months Ended
                                                               March 31,
                                                       ----------------------
                                                        2000            2001
                                                       ------          ------
               ADJUSTED INDENTURE EBITDA:
                      Terminaling services             $3,679          $7,874
                      Product sales                     1,788           1,937
                                                       ------          ------
                             Total                     $5,467          $9,811
                                                       ======          ======

               DEPRECIATION AND AMORTIZATION
                   EXPENSE:

                      Terminaling services             $3,445          $2,754
                      Product sales                       259             182
                                                       ------          ------
                             Total                     $3,704          $2,936
                                                       ======          ======

               ADJUSTED INDENTURE EBIT:
                      Terminaling services             $  234          $5,120
                      Product sales                     1,529           1,755
                                                       ------          ------
                             Total                     $1,763          $6,875
                                                       ======          ======


         A reconciliation of Adjusted Indenture EBIT to the Company's income
(loss) before provision for income taxes is as follows:


                                                                           Three Months Ended
                                                                                March 31,
                                                                        -------------------------
                                                                         2000              2001
                                                                        -------           -------

               Adjusted Indenture EBIT                                  $ 1,763           $ 6,875
               Interest expense excluding debt cost
                   amortization expense                                  (2,998)           (3,023)
                                                                        -------           -------

               Income (loss) before provision for income taxes          $(1,235)          $ 3,852
                                                                        =======           =======


3. REPLACEMENT OF SINGLE POINT MOORING SYSTEM HOSES

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


4. DIVIDEND OF M/V STATIA RESPONDER

         In March 2000, the Company's ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred to a subsidiary of its parent as the result of a dividend to its parent in the amount of $4,707, representing the net book value of the vessel. On April 1, 2000, the Company entered into a three-month bareboat agreement, which was renewed monthly through December 31, 2000, to charter the vessel from the subsidiary of its parent for $150 per month. On December 20, 2000, the Company entered into a seventy-three month bareboat agreement, effective January 1, 2001, to charter the vessel from the same subsidiary of its parent for $154 per month through December 31, 2001, and $145 per month thereafter.

5. CONDENSED COMBINING FINANCIAL INFORMATION

         The 11 3/4% First Mortgage Notes (the "Notes) are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct subsidiaries of Statia, other than Statia Terminals Canada, Incorporated, which is a co-obligor on the Notes. Statia directly or indirectly wholly owns each of the subsidiary guarantors. The following condensed combining financial information illustrates the composition of the subsidiary guarantors. The enforceability of the guarantees may be affected differently under the laws of the applicable jurisdictions in which the guarantors are incorporated.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


                        CONDENSED COMBINING BALANCE SHEET
                                DECEMBER 31, 2000


                                                                        Statia
                                                                       Terminals
                                                          Statia        Canada,
                                                         Terminals    Incorporated
                                                           Inter-       (Includes                    Reclassi-
                                                        national N.V.     All         All Other      fications      Consoli-
                                                          (Uncon-       Canadian     Guaranteeing       and          dated
                                                         solidated)     Entities)    Subsidiaries   Eliminations     Total
                                                        ------------- ------------   ------------   ------------    --------
                        ASSETS
                        ------
CURRENT ASSETS:
   Cash and cash equivalents                              $      12     $   6,709      $   5,036      $      --      $  11,757
   Accounts receivable, net                                      --         2,177         12,436             --         14,613
   Inventory, net                                                --            67          1,485             --          1,552
   Prepaid expenses                                               5            92          1,494             --          1,591
                                                          ---------     ---------      ---------      ---------      ---------
           Total current assets                                  17         9,045         20,451             --         29,513

PROPERTY AND EQUIPMENT, net                                      --        28,139        169,802             --        197,941

INVESTMENT IN SUBSIDIARIES                                  109,599            --          6,050       (115,649)            --

OTHER NONCURRENT ASSETS, net                                     --           555          2,263             --          2,818
                                                          ---------     ---------      ---------      ---------      ---------
           Total assets                                   $ 109,616     $  37,739      $ 198,566      $(115,649)     $ 230,272
                                                          =========     =========      =========      =========      =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities               $      88     $   4,596      $  18,129      $     (75)     $  22,738
   Payable to (receivable from) affiliates                    2,994          (967)        (2,102)            75             --
                                                          ---------     ---------      ---------      ---------      ---------
           Total current liabilities                          3,082         3,629         16,027             --         22,738

LONG-TERM DEBT                                                   --        28,060         72,940             --        101,000
                                                          ---------     ---------      ---------      ---------      ---------
           Total liabilities                                  3,082        31,689         88,967             --        123,738
                                                          ---------     ---------      ---------      ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                  106,534         6,050        109,599       (115,649)       106,534
                                                          ---------     ---------      ---------      ---------      ---------
           Total liabilities and stockholders' equity     $ 109,616     $  37,739      $ 198,566      $(115,649)     $ 230,272
                                                          =========     =========      =========      =========      =========


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                        CONDENSED COMBINING BALANCE SHEET
                                 MARCH 31, 2001



                                                                        Statia
                                                                       Terminals
                                                          Statia        Canada,
                                                         Terminals    Incorporated
                                                           Inter-       (Includes                    Reclassi-
                                                        national N.V.     All         All Other      fications      Consoli-
                                                          (Uncon-       Canadian     Guaranteeing       and          dated
                                                         solidated)     Entities)    Subsidiaries   Eliminations     Total
                                                        ------------- ------------   ------------   ------------    --------

                       ASSETS
                       ------
CURRENT ASSETS:
   Cash and cash equivalents                              $   5,364     $   8,654      $   2,360      $      --      $  16,378
   Accounts receivable, net                                      --         1,437         13,230             --         14,667
   Inventory, net                                                --            62          3,316             --          3,378
   Prepaid expenses                                               4           213            522             --            739
                                                          ---------     ---------      ---------      ---------      ---------
           Total current assets                               5,368        10,366         19,428             --         35,162

PROPERTY AND EQUIPMENT, net                                      --        28,370        168,815             --        197,185

INVESTMENT IN SUBSIDIARIES                                  111,780            --          6,812       (118,592)            --

OTHER NONCURRENT ASSETS, net                                     --           508          2,154             --          2,662
                                                          ---------     ---------      ---------      ---------      ---------
           Total assets                                   $ 117,148     $  39,244      $ 197,209      $(118,592)     $ 235,009
                                                          =========     =========      =========      =========      =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities               $      98     $   4,406      $  21,098      $    (286)     $  25,316
   Payable to (receivable from) affiliates                    8,357           (34)        (8,609)           286             --
                                                          ---------     ---------      ---------      ---------      ---------
           Total current liabilities                          8,455         4,372         12,489             --         25,316

LONG-TERM DEBT                                                   --        28,060         72,940             --        101,000
                                                          ---------     ---------      ---------      ---------      ---------
           Total liabilities                                  8,455        32,432         85,429             --        126,316
                                                          ---------     ---------      ---------      ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                  108,693         6,812        111,780       (118,592)       108,693
                                                          ---------     ---------      ---------      ---------      ---------
           Total liabilities and stockholders' equity     $ 117,148     $  39,244      $ 197,209      $(118,592)     $ 235,009
                                                          =========     =========      =========      =========      =========


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                   CONDENSED COMBINING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2000



                                                                          Statia
                                                                         Terminals
                                                          Statia          Canada,
                                                         Terminals      Incorporated
                                                           Inter-         (Includes                     Reclassi-
                                                        national N.V.       All          All Other      fications        Consoli-
                                                          (Uncon-         Canadian      Guaranteeing       and             dated
                                                         solidated)       Entities)     Subsidiaries    Eliminations       Total
                                                        -------------   ------------    ------------    ------------      --------
REVENUES                                                  $     --        $  3,443        $ 39,616        $   (754)       $ 42,305

COSTS OF REVENUES                                               --           2,347          35,899             (14)         38,232
                                                          --------        --------        --------        --------        --------
           Gross profit                                         --           1,096           3,717            (740)          4,073

ADMINISTRATIVE EXPENSES                                         53             740           2,108            (740)          2,161
                                                          --------        --------        --------        --------        --------
           Operating income (loss)                             (53)            356           1,609              --           1,912

INTEREST EXPENSE                                                --             876           2,292              --           3,168

INTEREST INCOME                                                 --              10              11              --              21
                                                          --------        --------        --------        --------        --------
           Income (loss) before provision
              for income taxes                                 (53)           (510)           (672)             --          (1,235)

PROVISION FOR INCOME TAXES                                       7              45             212              --             264
                                                          --------        --------        --------        --------        --------
           Net income (loss) before earnings (loss)
              from equity investments                          (60)           (555)           (884)             --          (1,499)

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                                       (1,439)             --            (555)          1,994              --
                                                          --------        --------        --------        --------        --------
              Net income (loss)                           $ (1,499)       $   (555)       $ (1,439)       $  1,994        $ (1,499)
                                                          ========        ========        ========        ========        ========


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                   CONDENSED COMBINING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2001


                                                                        Statia
                                                                       Terminals
                                                          Statia        Canada,
                                                         Terminals    Incorporated
                                                           Inter-       (Includes                    Reclassi-
                                                        national N.V.     All         All Other      fications      Consoli-
                                                          (Uncon-       Canadian     Guaranteeing       and          dated
                                                         solidated)     Entities)    Subsidiaries   Eliminations     Total
                                                        ------------- ------------   ------------   ------------    --------

REVENUES                                                  $    --        $ 5,979       $45,210       $  (976)       $50,213

COSTS OF REVENUES                                              --          3,235        37,715           (24)        40,926
                                                          -------        -------       -------       -------        -------

           Gross profit                                        --          2,744         7,495          (952)         9,287

ADMINISTRATIVE EXPENSES                                        54            940         2,371          (952)         2,413
                                                          -------        -------       -------       -------        -------

           Operating income (loss)                            (54)         1,804         5,124            --          6,874

INTEREST EXPENSE                                               --            889         2,304            --          3,193

INTEREST INCOME                                                39            103            29            --            171
                                                          -------        -------       -------       -------        -------

           Income (loss) before provision
              for income taxes                                (15)         1,018         2,849            --          3,852

PROVISION FOR INCOME TAXES                                      7            256           192            --            455
                                                          -------        -------       -------       -------        -------

           Net income (loss) before earnings (loss)
              from equity investments                         (22)           762         2,657            --          3,397

EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                                       3,419             --           762        (4,181)            --
                                                          -------        -------       -------       -------        -------

              Net income (loss)                           $ 3,397        $   762       $ 3,419       $(4,181)       $ 3,397
                                                          =======        =======       =======       =======        =======


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2000



                                                                       Statia
                                                                     Terminals
                                                    Statia            Canada,
                                                   Terminals        Incorporated
                                                     Inter-          (Includes                       Reclassi-
                                                  national N.V.         All          All Other        fications         Consoli-
                                                     (Uncon-          Canadian      Guaranteeing         and             dated
                                                   solidated)         Entities)     Subsidiaries     Eliminations        Total
                                                  -------------     ------------    ------------     ------------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities         $    70          $   864          $ 4,638          $    --          $ 5,572
                                                     -------          -------          -------          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                    --             (194)          (2,565)              --           (2,759)
   Dividends received                                  3,750               --               --           (3,750)              --
                                                     -------          -------          -------          -------          -------
           Net cash provided by (used in)
              investing activities                     3,750             (194)          (2,565)          (3,750)          (2,759)
                                                     -------          -------          -------          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to Parent                                (3,750)              --           (3,750)           3,750           (3,750)
                                                     -------          -------          -------          -------          -------
           Net cash provided by (used in)
              financing activities                    (3,750)              --           (3,750)           3,750           (3,750)
                                                     -------          -------          -------          -------          -------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                       70              670           (1,677)              --             (937)

CASH AND CASH EQUIVALENTS,
   beginning balance                                      18              209            3,405               --            3,632
                                                     -------          -------          -------          -------          -------

CASH AND CASH EQUIVALENTS,
   ending balance                                    $    88          $   879          $ 1,728          $    --          $ 2,695
                                                     =======          =======          =======          =======          =======


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001



                                                                    Statia
                                                                   Terminals
                                                  Statia            Canada,
                                                 Terminals        Incorporated
                                                   Inter-          (Includes                          Reclassi-
                                                national N.V.         All            All Other         fications         Consoli-
                                                   (Uncon-          Canadian        Guaranteeing          and             dated
                                                 solidated)         Entities)       Subsidiaries      Eliminations        Total
                                                -------------     ------------      ------------      ------------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities                         $  5,352          $  2,598          $    (82)         $     --          $  7,868
                                                  --------          --------          --------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                  --              (653)           (1,356)               --            (2,009)
   Dividends received                                1,238                --                --            (1,238)               --
                                                  --------          --------          --------          --------          --------
           Net cash provided by (used in)
              investing activities                   1,238              (653)           (1,356)           (1,238)           (2,009)
                                                  --------          --------          --------          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to Parent                              (1,238)               --            (1,238)            1,238            (1,238)
                                                  --------          --------          --------          --------          --------
           Net cash provided by (used in)
              financing activities                  (1,238)               --            (1,238)            1,238            (1,238)
                                                  --------          --------          --------          --------          --------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  5,352             1,945            (2,676)               --             4,621

CASH AND CASH EQUIVALENTS,
   beginning balance                                    12             6,709             5,036                --            11,757
                                                  --------          --------          --------          --------          --------

CASH AND CASH EQUIVALENTS,
   ending balance                                 $  5,364          $  8,654          $  2,360          $     --          $ 16,378
                                                  ========          ========          ========          ========          ========



       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals International N.V. and Subsidiaries (the "Company") as of March 31, 2001, and for the three month periods ended March 31, 2000 and 2001, included herein. Reference should also be made to the Company's Annual Report on Form 10-K that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 2000.

OVERVIEW OF OPERATIONS

         A majority of our revenues are generated by product sales, which fluctuate with global oil prices. As a result, we experience volatility in our revenue stream, which is not necessarily indicative of our profitability. Vessels call at our facilities to load and/or discharge cargo and/or to take on bunker fuel. We earn higher port charges, which consist of dock charges, emergency response fees, and other terminal charges, when a vessel calls to load and/or discharge cargo than we earn when a vessel calls only to take on bunker fuel.

         Gross profit from terminaling services is generally higher than gross profit from product sales. Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in storage capacity leased. In addition, our operating costs are impacted by inflationary cost increases, changes in storage capacity, and changes in ancillary services offered by us. Additions or reductions in storage, throughput, port charges, and ancillary service revenues directly impact our gross profit. Costs for the procurement of petroleum products for sale are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold, and volumes delivered.

         The following table sets forth, for the periods indicated, total capacity, capacity leased, throughput, and vessel calls for each of our operating locations. "Total capacity" represents the average storage capacity available for lease for a period. "Capacity leased" represents the storage capacity leased to third parties weighted for the number of days leased in the month divided by the capacity available for lease. "Throughput" volume is the total number of inbound barrels discharged from a vessel, rail car, or tanker truck, and generally does not include across-the-dock or tank-to-tank transfers. A "vessel call" occurs when a vessel docks or anchors at one of our terminal locations in order to load and/or discharge cargo and/or to take on bunker fuel. Such dockage or anchorage is counted as one vessel call regardless of the number of activities carried on by the vessel. A vessel call also occurs when we sell and deliver bunker fuel to a vessel not calling at our terminals for the above purposes. Each of these statistics is a measure of the utilization of our facilities and equipment.

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
             (TOTAL CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)


                                                                       Three Months Ended
                                                                           March 31,
                                                                    -------------------------
                                                                     2000               2001
                                                                    ------             ------

                Netherlands Antilles and the Caribbean
                  Total capacity                                    11,334             11,334
                  Capacity leased                                     76%                96%
                  Throughput                                        12,280             22,927
                  Total vessel calls                                   216                228

                Canada
                  Total capacity                                     7,501              7,501
                  Capacity leased                                     59%                81%
                  Throughput                                         8,937             19,683
                  Total vessel calls                                    21                 42

                All locations
                  Total capacity                                    18,835             18,835
                  Capacity leased                                     69%                90%
                  Throughput                                        21,217             42,610
                  Total vessel calls                                   237                270


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)



RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated condensed statements of operations.

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                       Three Months Ended March 31,
                                                         ----------------------------------------------------------
                                                                   2000                             2001
                                                         --------------------------        ------------------------
                                                                            % of                            % of
                                                         Dollars           Revenues        Dollars         Revenues
                                                         --------          --------        --------        --------
Revenues:
    Terminaling services                                 $ 12,430             29.4%        $ 18,136            36.1%
    Product sales                                          29,875             70.6           32,077            63.9
                                                         --------          -------         --------         -------
        Total revenues                                     42,305            100.0           50,213           100.0
                                                         --------          -------         --------         -------
 Costs of revenues:
    Terminaling services                                   10,115             23.9           11,118            22.1
    Product sales                                          28,117             66.5           29,808            59.4
                                                         --------          -------         --------         -------
        Total costs of revenues                            38,232             90.4           40,926            81.5
                                                         --------          -------         --------         -------
Gross profit:
    Terminaling services                                    2,315              5.5            7,018            14.0
    Product sales                                           1,758              4.1            2,269             4.5
                                                         --------          -------         --------         -------
        Total gross profit                                  4,073              9.6            9,287            18.5
 Administrative expenses                                    2,161              5.1            2,413             4.8
                                                         --------          -------         --------         -------
    Operating income                                        1,912              4.5            6,874            13.7
 Interest expense                                           3,168              7.5            3,193             6.3
 Interest income                                               21              0.1              171             0.3
                                                         --------          -------         --------         -------
 Income (loss) before provision for income taxes           (1,235)            (2.9)           3,852             7.7
 Provision for income taxes                                   264              0.6              455             0.9
                                                         --------          -------         --------         -------
    Net income (loss)                                    $ (1,499)            (3.5)%       $  3,397             6.8%
                                                         ========          =======         ========         =======


         The following tables set forth, for the periods indicated, (a) the total revenues and total operating income, after allocation of administrative expenses and elimination of certain intercompany transactions, at each of our operating locations and (b) the percentage of such revenues and operating income relative to our total revenues and operating income.

                              REVENUES BY LOCATION
                             (DOLLARS IN THOUSANDS)


                                                                        Three Months Ended March 31,
                                                                -------------------------------------------
                                                                       2000                    2001
                                                                ---------------------  --------------------
                                                                              % of                    % of
                                                                Dollars       Total      Dollars      Total
                                                                --------     --------  ----------    ------
Netherlands Antilles and the Caribbean                          $ 38,876       91.9%   $   44,257      88.1%
Canada                                                             3,429        8.1         5,956      11.9
                                                                --------     ------    ----------    ------
    Total                                                       $ 42,305      100.0%   $   50,213     100.0%
                                                                ========     ======    ==========    ======


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


                          OPERATING INCOME BY LOCATION
                             (DOLLARS IN THOUSANDS)


                                                                        Three Months Ended March 31,
                                                               --------------------------------------------
                                                                       2000                     2001
                                                               ----------------------   -------------------
                                                                              % of                    % of
                                                                Dollars       Total      Dollars      Total
                                                               ----------    --------   ---------     -----
Netherlands Antilles and the Caribbean                         $    1,691      88.4%    $   5,095      74.1%
Canada                                                                221      11.6         1,779      25.9
                                                               ----------     -----     ---------     -----
                                                               $    1,912     100.0%    $   6,874     100.0%
                                                               ==========     =====     =========     =====



THREE MONTHS ENDED MARCH 31, 2001, VERSUS THE SAME PERIOD OF 2000

REVENUES

         Total revenues for the three months ended March 31, 2001, were $50.2 million, compared to $42.3 million for the same period of 2000, representing an increase of $7.9 million or 18.7%. As discussed further below, the increase in total revenues is primarily due to increased revenues from terminaling services.

         Revenues from terminaling services (consisting of revenues from storage, throughput, dock usage, emergency response, and other terminal services) for the three months ended March 31, 2001, were $18.1 million, compared to $12.4 million for the same period of 2000, representing an increase of $5.7 million, or 45.9%. The increase in terminaling services revenues for the three months ended March 31, 2001, compared to the same period in 2000, was primarily the result of improved leasing of our available capacity and at higher average lease rates, additional barrels of throughput, and higher vessel calls.

         For the three months ended March 31, 2001, approximately 60.0% of our total storage capacity was leased pursuant to long-term contracts at our St. Eustatius and Point Tupper locations together. Approximately 56.0% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts during the same period.

         Revenues from terminaling services at St. Eustatius increased approximately $3.2 million or 35.2% during the three months ended March 31, 2001 as compared to the same period of 2000. The increase in revenues from terminaling services was due primarily to increased cargo vessel calls and a higher percentage of storage capacity leased. Twenty-six additional cargo vessels called at the St. Eustatius facility during the three months ended March 31, 2001, than during the same period of 2000, resulting in higher revenues from port charges. For the three months ended March 31, 2001, the overall percentage of capacity leased at St. Eustatius was 96% as compared to 76% for the same period of 2000, reflecting an increase in the percentage of capacity leased for fuel oil storage. The increase in the percentage of capacity leased for fuel oil storage was primarily the result of new short-term product storage contracts. During the second quarter of 2001, certain short-term product storage contracts at St. Eustatius have not been renewed.

         Revenues from terminaling services at Point Tupper increased approximately $2.5 million or 73.7% during the three months ended March 31, 2001, as compared to the same period of 2000. The increase in revenues from terminaling services was due primarily to a higher percentage of tank capacity leased resulting from new short-term storage contracts and from increased throughput of crude oil. The percentage of tank capacity leased at Point Tupper was 81% for the three months ended March 31, 2001 as compared to 59% for the same period of 2000. Twenty-one additional cargo vessels called during the three months ended March 31, 2001, as compared to the same period of 2000, which led to higher revenues from port charges at this facility. During the second quarter of 2001, certain short-term storage contracts at Point Tupper have not been renewed.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


         Revenues from product sales were $32.1 million for the three months ended March 31, 2001, compared to $29.9 million for the same period of 2000, an increase of $2.2 million or 7.4%. The increase was due to increases in volumes delivered partially offset by lower average selling prices. Average selling prices decreased 1.9% when comparing the three months ended March 31, 2001, with the same period of 2000. Metric tons of bunkers and bulk product delivered increased 12.7% during the three months ended March 31, 2001, as compared to the same period of 2000. We have recently experienced an increase in competition for bulk product sales in the Caribbean, which has caused a decrease in revenues and gross profits from these sales.

GROSS PROFIT

         Gross profit for the three months ended March 31, 2001, was $9.3 million compared to $4.1 million for the same period of 2000, representing an increase of $5.2 million or 128.0%. The increase in gross profit for the three months ended March 31, 2001, was primarily the result of the increased revenues from terminaling services discussed above. The costs of our terminaling services revenue at our St. Eustatius facility includes $0.3 million (net of depreciation savings) for the three months ended March 31, 2001, representing incremental operating costs resulting from the lease of the M/V STATIA RESPONDER discussed further in note 4 of the notes to consolidated condensed financial statements. Additionally, during the three months ended March 31, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge to depreciation expense of $0.8 million during the first quarter of 2000 which is included in costs of terminaling services revenues.

ADMINISTRATIVE EXPENSES

         Administrative expenses were $2.4 million for the three months ended March 31, 2001, as compared to $2.2 million for the same period of 2000, representing an increase of $0.2 million or 11.7%. The increase during the three months ended March 31, 2001, as compared to the same period of 2000, was primarily the result of higher personnel costs and depreciation.

INTEREST EXPENSE

         During the three months ended March 31, 2001 and 2000, we incurred $3.2 million of debt service costs. Debt service costs include interest accrued on our long-term debt, interest expense and commitment fees on our revolving credit facility, amortization expense related to deferred financing costs, and bank charges.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $0.5 million for the three months ended March 31, 2001, as compared to $0.3 million for the same period of 2000. The provision for income taxes was increased, as compared to the previous period, in contemplation of potential additional income tax assessments from jurisdictions in which we operate offset by the effect of certain tax benefits.

NET INCOME (LOSS)

         The Company produced net income of $3.4 million for the three months ended March 31, 2001, as compared to net loss of $1.5 million for the same period of 2000, representing an improvement of $4.9 million. This improvement was primarily attributable to the increased gross profit discussed above.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $7.9 million and $5.6 million for the three months ended March 31, 2001 and 2000, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges, and changes in various working capital accounts.

         We periodically purchase refined petroleum products for resale as product sales, and our inventory balances change based on these activities. At March 31, 2001, we had an inventory balance of $3.4 million compared to $1.6 million at December 31, 2000.

CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities, consisting of purchases of property and equipment, was $2.0 million and $2.8 million for the three months ended March 31, 2001 and 2000, respectively. See the table below entitled "Summary of Capital Expenditures by Type."

CASH FLOW FROM FINANCING ACTIVITIES

         During the three months ended March 31, 2001 and 2000, we paid dividends of $1.2 million and $3.8 million to the parent, respectively.

         In March 2000, the ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred to a subsidiary of the parent as the result of a dividend by us in the amount of $4.7 million, representing the net book value of the vessel.

         As of May 11, 2001, no event of default existed and was continuing. The consolidated fixed charge coverage ratio as defined in the indenture was at least 2.0 to 1 at March 31, 2001. Additionally, at March 31, 2001, the sum of our dividends, restricted payments, aggregate consolidated net income (deficit) and capital stock proceeds was approximately $16.9 million. Therefore, we are not currently negatively impacted by the indenture covenants.

         We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with our available borrowing base, which was estimated at $13.4 million at March 31, 2001. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (8.0% at May 11, 2001) and will expire on November 27, 2001. During the first and second quarters of 2000, we borrowed against the revolving credit facility, and all of such borrowings were repaid by May 2000. There was no outstanding balance at March 31, 2001.

         We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of our $101.0 million outstanding 11 3/4% mortgage notes due November 15, 2003, to fund working capital needs, capital expenditures, and other operating requirements, including any expenditures required by applicable environmental laws and regulations, and to service debt. It is unlikely that we will be able to repay the mortgage notes at maturity through projected operating cash flow, and it will be necessary to refinance all or a portion of the mortgage notes, or redeem the mortgage notes from additional equity funds, on or before their maturity on November 15, 2003. We continuously monitor financial market conditions and our financial position to determine when and whether we will refinance or redeem all or a portion of the mortgage notes prior to their maturity.

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

CAPITAL EXPENDITURES

         Our projected capital spending for 2001 will range between $10.0 million and $12.0 million for operations sustaining capital expenditures. Additional spending is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenues and those which sustain our operations.

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)


                                                                          Three Months Ended March 31,
                                                                   -----------------------------------------
                                                                          2000                    2001
                                                                   --------------------    -----------------
                                                                                % of                   % of
                                                                   Dollars      Total      Dollars     Total
                                                                   -------     --------    -------     -----
Produce incremental revenues                                       $    84        3.0%     $   280      13.9%
Operations sustaining capital expenditures                           2,675       97.0        1,729      86.1
                                                                   -------     ------      -------     -----
    Total                                                          $ 2,759      100.0%     $ 2,009     100.0%
                                                                   =======     ======      =======     =====


         We continue to investigate a salt deposit located on a parcel of land very near our Point Tupper facility. At this point in time, we have not established sufficient information to determine whether or not this project will ever produce income. However, it is anticipated that should the project prove successful, it would not produce revenues until at least three years from now. This project, like any project in which we may become involved, will require adequate prospective returns in order to be developed. Through April 30, 2001, we have capitalized $0.9 million related to this project of which approximately $0.3 million was capitalized during the first quarter of 2001. Should this or any project be abandoned, we may incur an immediate charge to write-off any amounts capitalized.

         We have been reviewing certain commercially available software to determine if such software will perform and extend the functions of our terminal operations software, which has, to date, been developed internally. We have concluded that the commercially available software will not perform the functions of our internally developed terminal operations software without substantial modification. Therefore, we have determined that we will continue the internal development and enhancement of our current terminal operations software. As of March 31, 2001, capitalized costs related to this internally developed software were approximately $0.9 million.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


TAX MATTERS

         Our Free Zone and Profit Tax Agreement with the island government of St. Eustatius expired on December 31, 2000. The agreement required, among other things, payment of a minimum annual tax of 0.5 million Netherlands Antilles Guilders or approximately $0.3 million. We have been adhering to the terms of this agreement since its expiration. Discussions regarding modification and extension of this agreement are in progress, and we believe that, although some terms and conditions could be modified and that the amounts payable may increase or decrease, extension of this agreement is likely. However, if the beneficial tax status of our facilities is terminated, or if significant adverse modifications are made to the tax agreement, our business, financial condition, results of operations, and cash flows may be adversely affected.

ACCOUNTING STANDARDS

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. The adoption of SFAS No. 133 did not have a material impact on us.

         The Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants is currently formulating a new accounting standard, which is expected to modify the accounting rules for major repairs and maintenance expenditures, among other things. AcSEC has not yet released a draft of this proposed standard for public comment, but is expected to do so shortly. Therefore, we cannot determine at the present time whether or not the ultimate implementation of the final standard by us will have a material effect on our business, financial condition, results of operations, or cash flows.

INSURANCE

         Our current insurance program commenced March 31, 2001, and generally extends 12 months. Our property insurance covers damage to the real and personal property located at our two terminals and administrative offices. The property loss limit is $150 million with a $0.25 million deductible, except for a $125 million property loss limit for certain losses (wind, flood, earthquake, etc.). At St. Eustatius, certain property losses have a deductible of $0.25 million, or 2.5% of the loss less $0.75 million, whichever is greater. We carry various layers of liability coverage of up to $200 million with a deductible of $0.25 million (including coverage for liabilities associated with certain accidental spills). We carry $30 million of property coverage on the offshore single point mooring system at St. Eustatius with a deductible of $0.25 million. We have coverage up to scheduled values for damage to our marine vessels with a $50,000 deductible. We also carry other insurance customary in the industry.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests, and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding 90 days. We do not presently have any derivative positions to hedge our inventory of petroleum products. Therefore, during the period we hold inventory of petroleum products, we are subject to market risk from changes in the global oil markets which may cause the value of this inventory to increase or decrease from the amounts we paid. Such changes are reflected in the gross margins of the product sales segment.

         The following table indicates the aggregate carrying amount of our petroleum products on hand at March 31, 2001, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       On Balance Sheet Commodity Position
                             (Dollars in Thousands)

                                               As of March 31, 2001
                                       ---------------------------------
                                       Carrying Amount        Fair Value
                                       ---------------        ----------
Petroleum Inventory:
    Statia Terminals N.V.                 $   3,316             $  3,391
    Statia Terminals Canada                      62                  161
                                          ---------             --------
        Total                             $   3,378             $  3,552
                                          =========             ========

         Except for minor local operating expenses in Canadian dollars and Netherlands Antilles guilders, and certain Canadian dollar-denominated revenues, all of our transactions are in U.S. dollars. Therefore, we believe we are not significantly exposed to exchange rate fluctuations. Except for the revolving credit facility varies with changes in the lender's prime lending rate, most of our present debt obligations carry a fixed rate of interest. Therefore, we believe our exposure to interest rate fluctuations is minimal.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Reference is made to Item 3. Legal Proceedings included in the Company's 2000 Annual Report on Form 10-K. There have been no material developments in the Company's legal proceedings since the Form 10-K was filed.

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

                                         STATIA TERMINALS INTERNATIONAL N.V.
                                                  (Registrant)


Date:    May 14, 2001
                                         By: /s/ James G. Cameron
                                             -----------------------------------
                                                 James G. Cameron
                                                 Director
                                                 (As Authorized Officer)



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