Form 10-Q
period 2001-06-30
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 2001-08-14
CIK 1029101, 1029102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

                       Statia Terminals International N.V.
                                       and
                      Statia Terminals Canada, Incorporated

                          Quarterly Report On Form 10-Q
                                  June 30, 2001


                                Table of Contents


                                                                                Page No.
                                                                                --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
             Consolidated Condensed Balance Sheets                                   1
             Consolidated Condensed Statements of Operations                         2
             Consolidated Condensed Statements of Cash Flows                         3
             Notes to Consolidated Condensed Financial Statements                    4
Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                  15
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 24

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                          25
Item 2.  Changes in Securities and Use of Proceeds                                  25
Item 3.  Defaults Upon Senior Securities                                            25
Item 4.  Submission of Matters to a Vote of Security Holders                        25
Item 5.  Other Information                                                          25
Item 6.  Exhibits and Reports on Form 8-K                                           25

Signatures                                                                         S-1

         THIS QUARTERLY REPORT ON FORM 10-Q (THIS "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2, AND 3 OF PART I HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "BELIEVE," "ANTICIPATE," "EXPECT," "ESTIMATE," "PROJECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW, AND SPEAK ONLY AS OF THE DATE HEREOF. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND PETROLEUM PRODUCTS, CHANGES IN THE PETROLEUM TERMINALING INDUSTRY, ADDED COSTS DUE TO CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, INABILITY TO MAINTAIN OUR TAX STATUS, THE LOSS OF A MAJOR CUSTOMER OR CUSTOMERS, THE LOSS OF A MAJOR VENDOR OR SUPPLIER OF PETROLEUM PRODUCTS, THE FINANCIAL CONDITION OF OUR CUSTOMERS, INTERRUPTION OF OUR OPERATIONS CAUSED BY ADVERSE WEATHER CONDITIONS, CHANGES TO OUR CONTRACT LABOR ARRANGEMENTS, THE CONDITION OF THE U.S. AND CERTAIN FOREIGN ECONOMIES, CAPITAL MARKET UNCERTAINTIES, AND OTHER MATTERS INCLUDED IN THIS REPORT AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

         FREQUENTLY IN THIS REPORT, ESPECIALLY WHEN DISCUSSING OUR OPERATIONS, WE REFER TO OURSELVES, STATIA TERMINALS INTERNATIONAL N.V. AND OUR SUBSIDIARIES, AS "WE" OR "US".

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                              December 31,         June 30,
                                                                  2000               2001
                                                              ------------         ---------
                                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $  11,757           $  17,792
   Accounts receivable-
     Trade, net                                                   13,482              11,189
     Other                                                         1,131                 382
   Inventory, net                                                  1,552               1,377
   Prepaid expenses                                                1,591               1,654
                                                               ---------           ---------
           Total current assets                                   29,513              32,394

PROPERTY AND EQUIPMENT, net                                      197,941             196,047

OTHER NONCURRENT ASSETS, net                                       2,818               2,492
                                                               ---------           ---------
           Total assets                                        $ 230,272           $ 230,933
                                                               =========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $  11,995           $   9,483
   Accrued interest payable                                        1,516               1,517
   Other accrued expenses                                          9,227               8,831
                                                               ---------           ---------
           Total current liabilities                              22,738              19,831

LONG-TERM DEBT                                                   101,000             101,000
                                                               ---------           ---------

           Total liabilities                                     123,738             120,831
                                                               ---------           ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
   Common stock                                                        6                   6
   Additional paid-in capital                                    126,090             126,090
   Accumulated deficit                                           (19,562)            (15,994)
                                                               ---------           ---------
           Total stockholder's equity                            106,534             110,102
                                                               ---------           ---------
           Total liabilities and stockholder's equity          $ 230,272           $ 230,933
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                             Three Months Ended           Six Months Ended
                                                                                  June 30,                      June 30,
                                                                           ----------------------       -----------------------
                                                                             2000          2001           2000           2001
                                                                           --------      --------       --------       --------
REVENUES:
   Terminaling services                                                    $ 14,311      $ 19,077       $ 26,741       $ 37,213
   Product sales                                                             39,916        34,783         69,791         66,860
                                                                           --------      --------       --------       --------
       Total revenues                                                        54,227        53,860         96,532        104,073
                                                                           --------      --------       --------       --------

COSTS OF REVENUES:
   Terminaling services                                                      10,303        11,620         20,418         22,738
   Product sales                                                             38,057        32,746         66,174         62,554
                                                                           --------      --------       --------       --------
       Total costs of revenues                                               48,360        44,366         86,592         85,292
                                                                           --------      --------       --------       --------

       Gross profit                                                           5,867         9,494          9,940         18,781

ADMINISTRATIVE EXPENSES                                                       2,438         2,448          4,599          4,861
                                                                           --------      --------       --------       --------
       Operating income                                                       3,429         7,046          5,341         13,920

INTEREST EXPENSE                                                              3,192         3,146          6,360          6,339

INTEREST INCOME                                                                  33           187             54            358
                                                                           --------      --------       --------       --------

       Income (loss) before provision for (benefit from) income taxes           270         4,087           (965)         7,939

PROVISION FOR (BENEFIT FROM) INCOME TAXES                                       257           (28)           521            427
                                                                           --------      --------       --------       --------
       Net income (loss)                                                   $     13      $  4,115       $ (1,486)      $  7,512
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                   Six Months Ended
                                                                                        June 30,
                                                                               ---------------------------
                                                                                 2000              2001
                                                                               --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $ (1,486)          $  7,512
   Adjustments to reconcile net income (loss) to net cash provided by operating activities: -
     Depreciation, amortization and non-cash charges                              6,734              5,912
     Provision for possible bad debts                                                --                 29
   Changes in operating assets and liabilities: -
     Accounts receivable - trade                                                  3,072              2,264
     Accounts receivable - other                                                  2,978                749
     Inventory                                                                   (1,671)               175
     Prepaid expenses                                                              (509)               (63)
     Other noncurrent assets                                                         74                (15)
     Accounts payable                                                            (1,963)            (2,512)
     Accrued interest payable and other accrued expenses                          1,556               (395)
                                                                               --------           --------
       Net cash provided by operating activities                                  8,785             13,656
                                                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                           (4,142)            (3,677)
                                                                               --------           --------
       Net cash used in investing activities                                     (4,142)            (3,677)
                                                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to Parent                                                      (3,750)            (3,944)
                                                                               --------           --------
       Net cash used in financing activities                                     (3,750)            (3,944)
                                                                               --------           --------

INCREASE IN CASH AND CASH EQUIVALENTS                                               893              6,035

CASH AND CASH EQUIVALENTS, at beginning of period                                 3,632             11,757
                                                                               --------           --------

CASH AND CASH EQUIVALENTS, at end of period                                    $  4,525           $ 17,792
                                                                               ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                  $    199           $    210
                                                                               ========           ========
   Cash paid for interest                                                      $  6,019           $  5,998
                                                                               ========           ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
   Vessel distributed as a dividend                                            $  4,707           $     --
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

         The unaudited consolidated condensed financial statements of Statia Terminals International N.V. ("Statia") and subsidiaries (together with Statia, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at June 30, 2001, and the results of its operations and cash flows for the six months ended June 30, 2000 and 2001. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Form 10-K.

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)


2. SEGMENT INFORMATION - (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:


                                           Three Months Ended                Six Months Ended
                                                June 30,                         June 30,
                                        ------------------------          ------------------------
                                          2000            2001             2000             2001
                                        -------          -------          -------          -------
ADJUSTED INDENTURE EBITDA:
       Terminaling services             $ 4,520          $ 8,329          $ 8,199          $16,203
       Product sales                      1,698            1,709            3,486            3,646
                                        -------          -------          -------          -------
                         Total          $ 6,218          $10,038          $11,685          $19,849
                                        =======          =======          =======          =======

DEPRECIATION AND AMORTIZATION
    EXPENSE:
       Terminaling services             $ 2,833          $ 2,799          $ 6,278          $ 5,553
       Product sales                         94              176              353              358
                                        -------          -------          -------          -------
                         Total          $ 2,927          $ 2,975          $ 6,631          $ 5,911
                                        =======          =======          =======          =======

ADJUSTED INDENTURE EBIT:
       Terminaling services             $ 1,687          $ 5,530          $ 1,921          $10,650
       Product sales                      1,604            1,533            3,133            3,288
                                        -------          -------          -------          -------
                         Total          $ 3,291          $ 7,063          $ 5,054          $13,938
                                        =======          =======          =======          =======


         A reconciliation of Adjusted Indenture EBIT to the Company's income
(loss) before provision for (benefit from) income taxes is as follows:


                                                 Three Months Ended                  Six Months Ended
                                                      June 30,                             June 30,
                                            ---------------------------           ---------------------------
                                              2000               2001               2000               2001
                                            --------           --------           --------           --------
Adjusted Indenture EBIT                     $  3,291           $  7,063           $  5,054           $ 13,938
Interest expense excluding debt
    amortization expense                      (3,021)            (2,976)            (6,019)            (5,999)
                                            --------           --------           --------           --------

Income (loss) before provision for
    (benefit from) income taxes             $    270           $  4,087           $   (965)          $  7,939
                                            ========           ========           ========           ========


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


4. RELATED PARTY TRANSACTIONS

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

5. CONDENSED COMBINING FINANCIAL INFORMATION

         The 11 3/4% First Mortgage Notes (the "Notes) are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct subsidiaries of Statia, other than Statia Terminals Canada, Incorporated, which is a co-obligor on the Notes. Statia directly or indirectly wholly owns each of the subsidiary guarantors. The following condensed combining financial information illustrates the composition of the subsidiary guarantors. For purposes of the condensed combining financial information, the column entitled Statia Terminals Canada, Incorporated includes the consolidated operations and financial position of Statia Terminals Canada, Incorporated and Point Tupper Marine Services Limited, and the column entitled All Other Guaranteeing Subsidiaries includes all other subsidiaries of Statia as disclosed in Exhibit
21.1 of the Form 10-K. The enforceability of the guarantees may be affected differently under the laws of the applicable jurisdictions in which the guarantors are incorporated.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                             (Dollars in thousands)

                        CONDENSED COMBINING BALANCE SHEET
                                December 31, 2000

                                                                   Statia
                                                     Statia       Terminals
                                                    Terminals      Canada,
                                                  International  Incorporated                   Reclassifi-
                                                      N.V.      (Includes All      All Other      cations
                                                     (Parent       Canadian      Guaranteeing       and         Consolidated
                                                  Company Only)    Entities)     Subsidiaries   Eliminations        Total
                                                  -------------    ---------    -------------   ------------     ------------
                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $      12      $   6,709       $   5,036       $      --       $  11,757
   Accounts receivable, net                                --          2,177          12,436              --          14,613
   Inventory, net                                          --             67           1,485              --           1,552
   Prepaid expenses                                         5             92           1,494              --           1,591
                                                    ---------      ---------       ---------       ---------       ---------
           Total current assets                            17          9,045          20,451              --          29,513

PROPERTY AND EQUIPMENT, net                                --         28,139         169,802              --         197,941

INVESTMENT IN SUBSIDIARIES                            109,599             --           6,050        (115,649)             --

OTHER NONCURRENT ASSETS, net                               --            555           2,263              --           2,818
                                                    ---------      ---------       ---------       ---------       ---------
           Total assets                             $ 109,616      $  37,739       $ 198,566       $(115,649)      $ 230,272
                                                    =========      =========       =========       =========       =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities         $      88      $   4,596       $  18,129       $     (75)      $  22,738
   Payable to (receivable from) affiliates              2,994           (967)         (2,102)             75              --
                                                    ---------      ---------       ---------       ---------       ---------
           Total current liabilities                    3,082          3,629          16,027              --          22,738

LONG-TERM DEBT                                             --         28,060          72,940              --         101,000
                                                    ---------      ---------       ---------       ---------       ---------
           Total liabilities                            3,082         31,689          88,967              --         123,738
                                                    ---------      ---------       ---------       ---------       ---------

TOTAL STOCKHOLDERS' EQUITY                            106,534          6,050         109,599        (115,649)        106,534
                                                    ---------      ---------       ---------       ---------       ---------

           Total liabilities and stockholders'
             equity                                 $ 109,616      $  37,739       $ 198,566       $(115,649)      $ 230,272
                                                    =========      =========       =========       =========       =========


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)

                        CONDENSED COMBINING BALANCE SHEET
                                  June 30, 2001

                                                                   Statia
                                                     Statia       Terminals
                                                    Terminals      Canada,
                                                  International  Incorporated                   Reclassifi-
                                                      N.V.       (Includes All     All Other      cations
                                                     (Parent       Canadian      Guaranteeing       and         Consolidated
                                                  Company Only)    Entities)     Subsidiaries   Eliminations        Total
                                                  -------------    ---------    -------------   ------------     ------------
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $   6,644      $   9,599       $   1,549      $      --       $  17,792
   Accounts receivable, net                                --            513          11,058             --          11,571
   Inventory, net                                          --             71           1,306             --           1,377
   Prepaid expenses                                         3            198           1,453             --           1,654
                                                    ---------      ---------       ---------      ---------       ---------
           Total current assets                         6,647         10,381          15,366             --          32,394

PROPERTY AND EQUIPMENT, net                                --         28,570         167,477             --         196,047

INVESTMENT IN SUBSIDIARIES                            113,189             --           8,529       (121,718)             --

OTHER NONCURRENT ASSETS, net                               --            460           2,032             --           2,492
                                                    ---------      ---------       ---------      ---------       ---------
           Total assets                             $ 119,836      $  39,411       $ 193,404      $(121,718)      $ 230,933
                                                    =========      =========       =========      =========       =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities         $     106      $   3,616       $  16,236      $    (127)      $  19,831
   Payable to (receivable from) affiliates              9,628           (794)         (8,961)           127              --
                                                    ---------      ---------       ---------      ---------       ---------
           Total current liabilities                    9,734          2,822           7,275             --          19,831

LONG-TERM DEBT                                             --         28,060          72,940             --         101,000
                                                    ---------      ---------       ---------      ---------       ---------
           Total liabilities                            9,734         30,882          80,215             --         120,831
                                                    ---------      ---------       ---------      ---------       ---------

TOTAL STOCKHOLDERS' EQUITY                            110,102          8,529         113,189       (121,718)        110,102
                                                    ---------      ---------       ---------      ---------       ---------
           Total liabilities and stockholders'
             equity                                 $ 119,836      $  39,411       $ 193,404      $(121,718)      $ 230,933
                                                    =========      =========       =========      =========       =========


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)

                   CONDENSED COMBINING STATEMENT OF OPERATIONS
                        Three Months Ended June 30, 2000

                                                                    Statia
                                                    Statia         Terminals
                                                    Terminals      Canada,
                                                  International  Incorporated                   Reclassifi-
                                                      N.V.       (Includes All    All Other       cations
                                                     (Parent       Canadian      Guaranteeing       and         Consolidated
                                                  Company Only)    Entities)     Subsidiaries   Eliminations        Total
                                                  -------------    ---------    -------------   ------------     ------------
REVENUES                                           $     --        $  4,384        $ 50,683        $   (840)       $ 54,227

COSTS OF REVENUES                                        --           2,722          45,650             (12)         48,360
                                                   --------        --------        --------        --------        --------
           Gross profit                                  --           1,662           5,033            (828)          5,867

ADMINISTRATIVE EXPENSES                                  48             828           2,390            (828)          2,438
                                                   --------        --------        --------        --------        --------
           Operating income (loss)                      (48)            834           2,643              --           3,429

INTEREST EXPENSE                                         --             884           2,308              --           3,192

INTEREST INCOME                                          --               9              24              --              33
                                                   --------        --------        --------        --------        --------

           Income (loss) before provision
              for income taxes                          (48)            (41)            359              --             270

PROVISION FOR INCOME TAXES                                7              45             205              --             257
                                                   --------        --------        --------        --------        --------
           Net income (loss) before earnings
             (loss) from equity investments             (55)            (86)            154              --              13


EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                                    68              --             (86)             18              --
                                                   --------        --------        --------        --------        --------
              Net income (loss)                    $     13        $    (86)       $     68        $     18        $     13
                                                   ========        ========        ========        ========        ========


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)

                   CONDENSED COMBINING STATEMENT OF OPERATIONS
                        Three Months Ended June 30, 2001


                                                                    Statia
                                                      Statia       Terminals
                                                     Terminals      Canada,
                                                   International  Incorporated                   Reclassifi-
                                                       N.V.       (Includes All    All Other      cations
                                                      (Parent       Canadian      Guaranteeing       and         Consolidated
                                                   Company Only)    Entities)     Subsidiaries   Eliminations        Total
                                                   -------------    ---------    -------------   ------------     ------------
REVENUES                                              $     --        $  6,829        $ 48,438       $ (1,407)       $ 53,860

COSTS OF REVENUES                                           --           3,533          40,871            (38)         44,366
                                                      --------        --------        --------       --------        --------
           Gross profit                                     --           3,296           7,567         (1,369)          9,494

ADMINISTRATIVE EXPENSES                                     75           1,022           2,720         (1,369)          2,448
                                                      --------        --------        --------       --------        --------
           Operating income (loss)                         (75)          2,274           4,847             --           7,046

INTEREST EXPENSE                                            --             866           2,280             --           3,146

INTEREST INCOME                                             82              83              22             --             187
                                                      --------        --------        --------       --------        --------
           Income before provision
              for (benefit from) income taxes                7           1,491           2,589             --           4,087

PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                                               7            (226)            191             --             (28)
                                                      --------        --------        --------       --------        --------
           Net income before earnings
              from equity investments                       --           1,717           2,398             --           4,115

EARNINGS FROM EQUITY
   INVESTMENTS                                           4,115              --           1,717         (5,832)             --
                                                      --------        --------        --------       --------        --------
              Net income                              $  4,115        $  1,717        $  4,115       $ (5,832)       $  4,115
                                                      ========        ========        ========       ========        ========


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)

                   CONDENSED COMBINING STATEMENT OF OPERATIONS
                         Six Months Ended June 30, 2000

                                                                    Statia
                                                      Statia       Terminals
                                                     Terminals      Canada,
                                                   International  Incorporated                   Reclassifi-
                                                       N.V.       (Includes All     All Other      cations
                                                      (Parent       Canadian      Guaranteeing       and         Consolidated
                                                   Company Only)    Entities)     Subsidiaries   Eliminations        Total
                                                   -------------    ---------    -------------   ------------     ------------
REVENUES                                              $     --        $  7,827        $ 90,299        $ (1,594)       $ 96,532

COSTS OF REVENUES                                           --           5,069          81,549             (26)         86,592
                                                      --------        --------        --------        --------        --------
           Gross profit                                     --           2,758           8,750          (1,568)          9,940

ADMINISTRATIVE EXPENSES                                    101           1,568           4,498          (1,568)          4,599
                                                      --------        --------        --------        --------        --------
           Operating income (loss)                        (101)          1,190           4,252              --           5,341

INTEREST EXPENSE                                            --           1,760           4,600              --           6,360

INTEREST INCOME                                             --              19              35              --              54
                                                      --------        --------        --------        --------        --------

           Loss before provision
              for income taxes                            (101)           (551)           (313)             --            (965)

PROVISION FOR INCOME TAXES                                  14              90             417              --             521
                                                      --------        --------        --------        --------        --------
           Net loss before loss
              from equity investments                     (115)           (641)           (730)             --          (1,486)

LOSS FROM EQUITY
   INVESTMENTS                                          (1,371)             --            (641)          2,012              --
                                                      --------        --------        --------        --------        --------
              Net loss                                $ (1,486)       $   (641)       $ (1,371)       $  2,012        $ (1,486)
                                                      ========        ========        ========        ========        ========


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)

                   CONDENSED COMBINING STATEMENT OF OPERATIONS
                         Six Months Ended June 30, 2001

                                                                    Statia
                                                      Statia       Terminals
                                                     Terminals      Canada,
                                                   International  Incorporated                   Reclassifi-
                                                       N.V.      (Includes All      All Other      cations
                                                      (Parent       Canadian      Guaranteeing       and         Consolidated
                                                   Company Only)    Entities)     Subsidiaries   Eliminations        Total
                                                   -------------    ---------    -------------   ------------     ------------
REVENUES                                              $     --        $ 12,808       $ 93,648       $ (2,383)       $104,073

COSTS OF REVENUES                                           --           6,768         78,586            (62)         85,292
                                                      --------        --------       --------       --------        --------
           Gross profit                                     --           6,040         15,062         (2,321)         18,781

ADMINISTRATIVE EXPENSES                                    129           1,962          5,091         (2,321)          4,861
                                                      --------        --------       --------       --------        --------
           Operating income (loss)                        (129)          4,078          9,971             --          13,920

INTEREST EXPENSE                                            --           1,755          4,584             --           6,339

INTEREST INCOME                                            121             186             51             --             358
                                                      --------        --------       --------       --------        --------

           Income (loss) before provision
              for income taxes                              (8)          2,509          5,438             --           7,939

PROVISION FOR INCOME TAXES                                  14              30            383             --             427
                                                      --------        --------       --------       --------        --------
           Net income (loss) before earnings
              from equity investments                      (22)          2,479          5,055             --           7,512

EARNINGS FROM EQUITY
   INVESTMENTS                                           7,534              --          2,479        (10,013)             --
                                                      --------        --------       --------       --------        --------
              Net income                              $  7,512        $  2,479       $  7,534       $(10,013)       $  7,512
                                                      ========        ========       ========       ========        ========



              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)


                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 2000

                                                                Statia
                                                  Statia       Terminals
                                                 Terminals      Canada,
                                               International  Incorporated                   Reclassifi-
                                                   N.V.      (Includes All      All Other      cations
                                                  (Parent       Canadian      Guaranteeing       and         Consolidated
                                               Company Only)    Entities)     Subsidiaries   Eliminations        Total
                                               -------------    ---------    -------------   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in) operating
     activities                                   $   (11)       $ 1,002        $ 7,794        $    --        $ 8,785
                                                  -------        -------        -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                 --           (327)        (3,815)            --         (4,142)
   Dividends received                               3,750             --             --         (3,750)            --
                                                  -------        -------        -------        -------        -------
           Net cash provided by (used in)
              investing activities                  3,750           (327)        (3,815)        (3,750)        (4,142)
                                                  -------        -------        -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to Parent                        (3,750)            --         (3,750)         3,750         (3,750)
                                                  -------        -------        -------        -------        -------
           Net cash used in
              financing activities                 (3,750)            --         (3,750)         3,750         (3,750)
                                                  -------        -------        -------        -------        -------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   (11)           675            229             --            893

CASH AND CASH EQUIVALENTS,
   beginning balance                                   18            209          3,405             --          3,632
                                                  -------        -------        -------        -------        -------

CASH AND CASH EQUIVALENTS,
   ending balance                                 $     7        $   884        $ 3,634        $    --        $ 4,525
                                                  =======        =======        =======        =======        =======


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)


                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 2001

                                                                Statia
                                                  Statia       Terminals
                                                 Terminals      Canada,
                                               International  Incorporated                   Reclassifi-
                                                   N.V.       (Includes All     All Other      cations
                                                  (Parent       Canadian      Guaranteeing       and         Consolidated
                                               Company Only)    Entities)     Subsidiaries   Eliminations        Total
                                               -------------    ---------    -------------   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities       $  6,632        $  4,175        $  2,842        $     --        $ 13,649
                                                   --------        --------        --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                   --          (1,285)         (2,385)             --          (3,670)
   Dividends received                                 3,944              --              --          (3,944)             --
                                                   --------        --------        --------        --------        --------
           Net cash provided by (used in)
              investing activities                    3,944          (1,285)         (2,385)         (3,944)         (3,670)
                                                   --------        --------        --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to Parent                          (3,944)             --          (3,944)          3,944          (3,944)
                                                   --------        --------        --------        --------        --------
           Net cash used in
              financing activities                   (3,944)             --          (3,944)          3,944          (3,944)
                                                   --------        --------        --------        --------        --------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   6,632           2,890          (3,487)             --           6,035

CASH AND CASH EQUIVALENTS,
   beginning balance                                     12           6,709           5,036              --          11,757
                                                   --------        --------        --------        --------        --------

CASH AND CASH EQUIVALENTS,
   ending balance                                  $  6,644        $  9,599        $  1,549        $     --        $ 17,792
                                                   ========        ========        ========        ========        ========


       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals International N.V. and subsidiaries (the "Company") as of June 30, 2001, and for the three and six month periods ended June 30, 2000 and 2001, included herein. Reference should also be made to the Company's Annual Report on Form 10-K that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 2000.

OVERVIEW OF OPERATIONS

         Our operations are organized around several different factors, the two most significant of which are services and products and geographic location. Our primary services and products are terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response, and other terminal services) and product sales (including bunker fuels and bulk oil sales). A majority of our revenues are generated by product sales, which fluctuate with global oil prices. As a result, we experience volatility in our revenue stream, which is not necessarily indicative of our profitability. Gross profit from terminaling services is generally higher than gross profit from product sales. Vessels call at our facilities to load and/or discharge cargo and/or to take on bunker fuel. We earn higher port charges (which consist of dock charges, emergency response fees, and other terminal charges) when a vessel calls to load and/or discharge cargo than we earn when a vessel calls only to take on bunker fuel.

         Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in storage capacity leased. However, our operating costs are impacted by inflationary cost increases, and we have certain variable operating costs which increase or decrease based on changes in storage capacity available, storage capacity leased, and changes in ancillary services offered by us. Additions or reductions in storage, throughput, port charges, and ancillary service revenues directly impact our gross profit. Costs for the procurement of petroleum products for sale are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold, and volumes delivered.

         On June 26, 2001, we executed an amendment to our contract with a major state-owned oil company under which we are currently purchasing a majority of the fuel oil necessary to support our bunker sales requirements at St. Eustatius. The amendment extends the expiration of the contract to June 30, 2002, and contains terms and conditions which are comparable to prior agreements with the supplier. We believe that suitable alternate sources of supply are available from which we can procure fuel oil should our current contract be interrupted or not be renewed.

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

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)



       Capacity, Capacity Leased, Throughput and Vessel Calls by Location
             (Total Capacity and Throughput in Thousands of Barrels)


                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                            June 30,
                                                  -----------------------------          --------------------------
                                                   2000                  2001             2000                2001
                                                  ------               --------          ------              ------
Netherlands Antilles and the Caribbean
  Total capacity                                  11,334               11,334            11,334              11,334
  Capacity leased                                     87%                  93%               82%                 94%
  Throughput                                      18,680               30,904            30,960              53,831
  Vessel calls                                       225                  227               441                 455

Canada
  Total capacity                                   7,501                7,501             7,501               7,501
  Capacity leased                                     65%                  85%               62%                 83%
  Throughput                                      15,275               21,063            24,212              40,746
  Vessel calls                                        36                   60                57                 102

All locations
  Total capacity                                  18,835               18,835            18,835              18,835
  Capacity leased                                     78%                  90%               74%                 90%
  Throughput                                      33,955               51,967            55,172              94,577
  Vessel calls                                       261                  287               498                 557

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated condensed statements of operations.

                              Results of Operations
                             (Dollars in thousands)


                                                                            Three Months Ended June 30,
                                                               ---------------------------------------------------
                                                                         2000                       2001
                                                               ----------------------      -----------------------
                                                                               % of                         % of
                                                                Dollars      Revenues      Dollars         Revenues
                                                               --------       -------      --------        --------
Revenues:
    Terminaling services                                       $ 14,311          26.4%     $ 19,077           35.4%
    Product sales                                                39,916          73.6        34,783           64.6
                                                               --------       -------      --------        -------
        Total revenues                                           54,227         100.0        53,860          100.0
                                                               --------       -------      --------        -------
 Costs of revenues:
    Terminaling services                                         10,303          19.0        11,620           21.6
    Product sales                                                38,057          70.2        32,746           60.8
                                                               --------       -------      --------        -------
        Total costs of revenues                                  48,360          89.2        44,366           82.4
                                                               --------       -------      --------        -------
Gross profit:
    Terminaling services                                          4,008           7.4         7,457           13.8
    Product sales                                                 1,859           3.4         2,037            3.8
                                                               --------       -------      --------        -------
        Total gross profit                                        5,867          10.8         9,494           17.6
 Administrative expenses                                          2,438           4.5         2,448            4.5
                                                               --------       -------      --------        -------
    Operating income                                              3,429           6.3         7,046           13.1
 Interest expense                                                 3,192           5.9         3,146            5.8
 Interest income                                                     33           0.1           187            0.4
                                                               --------       -------      --------        -------
 Income before provision for (benefit from) income taxes            270           0.5         4,087            7.7
 Provision for (benefit from) income taxes                          257           0.4           (28)          (0.1)
                                                               --------       -------      --------        -------
    Net income                                                 $     13           0.1%     $  4,115            7.8%
                                                               ========       =======      ========        =======


       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


                                                                   Six Months Ended June 30,
                                                       ---------------------------------------------------
                                                                 2000                       2001
                                                       -----------------------       ---------------------
                                                                        % of                         % of
                                                       Dollars         Revenues      Dollars       Revenues
                                                       --------        --------      --------      --------
Revenues:
    Terminaling services                               $ 26,741           27.7%      $ 37,213          35.8%
    Product sales                                        69,791           72.3         66,860          64.2
                                                       --------        -------       --------       -------
        Total revenues                                   96,532          100.0        104,073         100.0
                                                       --------        -------       --------       -------
 Costs of revenues:
    Terminaling services                                 20,418           21.1         22,738          21.9
    Product sales                                        66,174           68.6         62,554          60.1
                                                       --------        -------       --------       -------
        Total costs of revenues                          86,592           89.7         85,292          82.0
                                                       --------        -------       --------       -------
Gross profit:
    Terminaling services                                  6,323            6.6         14,475          13.9
    Product sales                                         3,617            3.7          4,306           4.1
                                                       --------        -------       --------       -------
        Total gross profit                                9,940           10.3         18,781          18.0
 Administrative expenses                                  4,599            4.8          4,861           4.7
                                                       --------        -------       --------       -------
    Operating income                                      5,341            5.5         13,920          13.3
 Interest expense                                         6,360            6.6          6,339           6.1
 Interest income                                             54            0.1            358           0.3
                                                       --------        -------       --------       -------
 Income (loss) before provision for income taxes           (965)          (1.0)         7,939           7.5
 Provision for income taxes                                 521            0.5            427           0.4
                                                       --------        -------       --------       -------
    Net income (loss)                                  $ (1,486)          (1.5)%     $  7,512           7.1%
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

                              Revenues by Location
                             (Dollars in thousands)


                                                         Three Months Ended June 30,
                                              -----------------------------------------------------
                                                       2000                          2001
                                              -----------------------       -----------------------
                                                               % of                          % of
                                              Dollars          Total         Dollars         Total
                                              --------        -------       --------        -------
Netherlands Antilles and the Caribbean        $ 49,856           91.9%      $ 47,071           87.4%
Canada                                           4,371            8.1          6,789           12.6
                                              --------        -------       --------        -------
    Total                                     $ 54,227          100.0%      $ 53,860          100.0%
                                              ========        =======       ========        =======


                                                          Six Months Ended June 30,
                                              -----------------------------------------------------
                                                       2000                          2001
                                              -----------------------       -----------------------
                                                               % of                          % of
                                              Dollars          Total         Dollars         Total
                                              --------        -------       --------        -------
Netherlands Antilles and the Caribbean        $ 88,731           91.9%      $ 91,328           87.8%
Canada                                           7,801            8.1         12,745           12.2
                                              --------        -------       --------        -------
    Total                                     $ 96,532          100.0%      $104,073          100.0%
                                              ========        =======       ========        =======

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


                          Operating Income by Location
                             (Dollars in thousands)


                                                          Three Months Ended June 30,
                                              -----------------------------------------------------
                                                       2000                          2001
                                              -----------------------       -----------------------
                                                               % of                          % of
                                              Dollars          Total         Dollars         Total
                                              --------        -------       --------        -------
Netherlands Antilles and the Caribbean        $ 2,776           81.0%      $  4,790           68.0%
Canada                                            653           19.0          2,256           32.0
                                              -------         ------       --------         ------
    Total                                     $ 3,429          100.0%      $  7,046          100.0%
                                              =======         ======       ========         ======



                                                          Six Months Ended June 30,
                                              -----------------------------------------------------
                                                       2000                          2001
                                              -----------------------       -----------------------
                                                               % of                          % of
                                              Dollars          Total         Dollars         Total
                                              --------        -------       --------        -------
Netherlands Antilles and the Caribbean        $  4,468           83.6%     $  9,885           71.0%
Canada                                             873           16.4         4,035           29.0
                                              --------        -------      --------         ------
    Total                                     $  5,341          100.0%     $ 13,920          100.0%
                                              ========        =======      ========         ======

THREE AND SIX MONTHS ENDED JUNE 30, 2001, COMPARED WITH THE SAME PERIODS OF 2000

REVENUES

         Total revenues for the three months ended June 30, 2001 and 2000, were $53.9 million and $54.2 million, respectively, representing a decrease of $0.3 million or 0.7%. The decrease in total revenues is primarily due to lower average selling prices for product sales, partially offset by an increase in revenues from terminaling services.

         Total revenues for the six months ended June 30, 2001 and 2000, were $104.1 million and $96.5 million, respectively, representing an increase of $7.6 million or 7.8%. The increase in total revenues is primarily due to increased revenues from terminaling services, partially offset by lower average selling prices for product sales.

         Revenues from terminaling services for the three and six months ended June 30, 2001, were $19.1 million and $37.2 million, compared to $14.3 million and $26.7 million for the same periods of 2000, representing increases of $4.8 million or 33.3% and $10.5 million or 39.2%, respectively. The increases in terminaling services revenues for the three and six months ended June 30, 2001, compared to the same periods in 2000, were primarily the result of improved leasing of our available capacity, higher average lease rates, additional barrels of throughput, and higher vessel calls.

         As of June 30, 2001, approximately 69.3% of our total storage capacity was leased pursuant to long-term contracts at our St. Eustatius and Point Tupper locations. For the six months ended June 30, 2001, approximately 54.9% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts.

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


         Revenues from terminaling services at St. Eustatius increased approximately $2.3 million or 23.6% and $5.5 million or 29.2% during the three and six months ended June 30, 2001, respectively, as compared to the same periods of 2000. The increases in revenues from terminaling services were due primarily to increased cargo vessel calls and a higher percentage of storage capacity leased. Twenty-seven and fifty-three additional cargo vessels (excluding vessels calling only to take on bunker fuel) called at the St. Eustatius facility during the three and six months ended June 30, 2001, than during the same periods of 2000, resulting in higher revenues from port charges. Additionally, during the three and six months ended June 30, 2001, throughput increased 65.4% and 73.9%, respectively, as compared to the same periods of 2000.

         For the three and six months ended June 30, 2001, the overall percentage of capacity leased at St. Eustatius was 93% and 94% as compared to 87% and 82% for the same periods of 2000, primarily reflecting increases in the percentage of capacity leased for fuel oil storage. The increase in the percentage of capacity leased for fuel oil storage resulted principally from new short-term and long-term product storage contracts. During the three and six months ended June 30, 2001, our average revenue per barrel leased has increased for this facility.

         Revenues from terminaling services at Point Tupper increased approximately $2.4 million or 55.3% and $4.9 million or 63.4% during the three and six months ended June 30, 2001, respectively, as compared to the same periods of 2000. The increases in revenues from terminaling services were due primarily to a higher percentage of tank capacity leased resulting from new short-term storage contracts, a long-term crude oil storage contract, and from increased throughput of crude oil. The percentage of tank capacity leased at Point Tupper was 85% and 83% for the three and six months ended June 30, 2001 as compared to 65% and 62% for the same periods of 2000. Twenty-four and forty-five additional cargo vessels called during the three and six months ended June 30, 2001, as compared to the same periods of 2000, which led to higher revenues from port charges at this facility. During the three and six months ended June 30, 2001, our average revenue per barrel leased has increased for this facility.

         Revenues from product sales were $34.8 million and $66.9 million for the three and six months ended June 30, 2001, compared to $39.9 million and $69.8 million for the same periods of 2000, representing decreases of $5.1 million or 12.9% and $2.9 million or 4.2%, respectively. The decreases were primarily due to lower average selling prices. Average selling prices decreased 12.4% and 7.6% when comparing the three and six months ended June 30, 2001, with the same periods of 2000. Metric tons of bunkers and bulk product delivered decreased 0.6% and increased 3.7% during the three and six months ended June 30, 2001, respectively, as compared to the same periods of 2000.

GROSS PROFIT

         Gross profit for the three and six months ended June 30, 2001, was $9.5 million and $18.8 million compared to $5.9 million and $9.9 million for the same periods of 2000, representing increases of $3.6 million or 61.8% and $8.9 million or 88.9%, respectively. The increases in gross profit for the three and six months ended June 30, 2001, were primarily the result of the increased revenues from terminaling services discussed above. Additionally, during the six months ended June 30, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge to depreciation expense of $0.8 million during the first quarter of 2000 which is included in costs of terminaling services revenues.

         Gross profit from our product sales segment for the three and six months ended June 30, 2001, was $2.0 million and $4.3 million compared to $1.9 million and $3.6 million for the same periods of 2000, representing increases of $0.1 million or 9.6% and $0.7 million or 19.0%, respectively. These increases in gross profit from product sales are primarily due to higher quantities of bunker fuels delivered and higher margins realized due to improved purchasing of products. We have recently experienced a decrease in demand for bulk oil sales in the Caribbean, which has partially offset these increases.

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


         Our operating expenses, which are included in costs of revenues, are relatively fixed. However, operating expenses at both St. Eustatius and Point Tupper have increased during the three and six months ended June 30, 2001, as compared to the same periods of 2000, primarily due to increased contract labor and marine equipment expenses resulting from the significantly higher throughput and number of vessels working cargo at both facilities.

ADMINISTRATIVE EXPENSES

         Administrative expenses were $2.4 million for the three months ended June 30, 2001, virtually unchanged from the same period of 2000. Administrative expenses were $4.9 million and $4.6 million for the six months ended June 30, 2001 and 2000, representing an increase of $0.3 million or 5.7%, respectively. The increase during the six months ended June 30, 2001, as compared to the same period of 2000, was primarily the result of higher personnel costs (including certain performance-based compensation) and depreciation, and costs associated with marketing and development projects.

INTEREST EXPENSE

         During the three and six months ended June 30, 2001, we incurred $3.1 million and $6.3 million of debt service costs, virtually unchanged from the same periods of 2000. Debt service costs include interest accrued on our long-term debt, interest expense and commitment fees on our revolving credit facility, amortization expense related to deferred financing costs, and bank charges.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

         The provision for income taxes was $0.5 million for the six months ended June 30, 2001. The provisions for income taxes were $0.3 million and $0.5 million for the three and six months ended June 30, 2000. As a result of certain positions taken with respect to tax returns for periods prior to January 1, 2001, during the three months ended June 30, 2001, we reversed a tax provision established during the first quarter of 2001. Consequently, we recognized a benefit from income taxes of $0.03 million during the three months ended June 30, 2001.

NET INCOME (LOSS)

         The Company produced net income of $4.1 million and $7.5 million for the three and six months ended June 30, 2001, as compared to net income of $0.01 million and a net loss of $1.5 million for the same periods of 2000, representing improvements of $4.1 million and $9.0 million, respectively. These improvements were primarily attributable to the increased gross profit discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $13.6 million and $8.8 million for the six months ended June 30, 2001 and 2000, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, and changes in various working capital accounts.

         We periodically purchase refined petroleum products for resale as product sales, and our inventory balances change based on these activities. At June 30, 2001, we had an inventory balance of $1.4 million compared to $1.6 million at December 31, 2000.

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities, consisting of purchases of property and equipment, was $3.7 million and $4.1 million for the six months ended June 30, 2001 and 2000, respectively. See the table below entitled "Summary of Capital Expenditures by Type."

CASH FLOW FROM FINANCING ACTIVITIES

         During the six months ended June 30, 2001 and 2000, we paid dividends of $3.9 million and $3.8 million to the parent, respectively.

         As of August 14, 2001, no event of default existed and was continuing under the indenture to our 11 3/4% mortgage notes of which $101.0 million are outstanding. The consolidated fixed charge coverage ratio as defined in the indenture was at least 2.0 to 1 at June 30, 2001. Additionally, at June 30, 2001, the sum of our dividends, restricted payments, aggregate consolidated net income (deficit) and capital stock proceeds was approximately $16.3 million.

         We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory, which renews annually under the original terms of the agreement unless otherwise canceled by either party. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with a defined available borrowing base, which was approximately $9.7 million at June 30, 2001. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (7.25% at August 14, 2001) and will expire on November 27, 2001. There was no outstanding balance at June 30, 2001.

         In March 2000, the ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred to a subsidiary of the parent as the result of a dividend by us in the amount of $4.7 million, representing the net book value of the vessel.

         We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of our $101.0 million outstanding 11 3/4% mortgage notes due November 15, 2003, to fund working capital needs, capital expenditures, other operating requirements, including any expenditures required by applicable environmental laws and regulations, and to service debt. It is unlikely that we will be able to repay the mortgage notes at maturity through projected operating cash flow, and it will be necessary to refinance all or a portion of the mortgage notes, or redeem the mortgage notes from additional equity funds, on or before their maturity on November 15, 2003. We continuously monitor financial market conditions and our financial position to determine when and whether we will refinance or redeem all or a portion of the mortgage notes prior to their maturity.

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

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


CAPITAL EXPENDITURES

         Our projected capital spending for 2001 will range between $6.0 million and $8.0 million primarily for operations sustaining capital expenditures. Additional spending is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenues and those which sustain our operations.

                     Summary of Capital Expenditures by Type
                             (Dollars in thousands)


                                                                   Three Months Ended June 30,
                                                    -------------------------------------------------------
                                                              2000                            2001
                                                    -----------------------         -----------------------
                                                                     % of                            % of
                                                    Dollars          Total          Dollars          Total
                                                    -------         -------         -------         -------
Produce incremental revenues                        $   62              4.5%        $  235             14.1%
Operations sustaining capital expenditures           1,321             95.5          1,433             85.9
                                                    ------          -------         ------          -------
    Total                                           $1,383            100.0%        $1,668            100.0%
                                                    ======          =======         ======          =======



                                                                    Six Months Ended June 30,
                                                    -------------------------------------------------------
                                                              2000                            2001
                                                    -----------------------         -----------------------
                                                                     % of                            % of
                                                    Dollars          Total          Dollars          Total
                                                    -------         -------         -------         -------
Produce incremental revenues                        $  146              3.5%        $  515             14.0%
Operations sustaining capital expenditures           3,996             96.5          3,162             86.0
                                                    ------          -------         ------          -------
    Total                                           $4,142            100.0%        $3,677            100.0%
                                                    ======          =======         ======          =======


         We continue to investigate a salt deposit located on a parcel of land very near our Point Tupper facility. At this point in time, we have not established sufficient information to determine whether or not this project will ever produce income. However, it is anticipated that should the project prove successful, it would not produce revenues until at least 2004. This project, like any project in which we may become involved, will require adequate prospective returns in order to be developed. Through June 30, 2000 and July 31, 2001, we have capitalized $0.9 million and $1.0 million, respectively, related to this project of which approximately $0.4 million was capitalized during the six months ended June 30, 2001. Should this or any project be abandoned, we may incur an immediate charge to write-off any amounts capitalized.

          We continue to review and develop certain software applications used in the operations of our marine terminals and certain internally developed applications intended to upgrade the existing software. In addition, we are evaluating the suitability of commercially available software including possible integration of third-party software with our systems. The ultimate outcome of this effort may result in a decision to enhance or replace the existing and internally developed applications or abandon this software. As of June 30, 2001, net third-party capitalized costs related to the development and enhancement of these applications were approximately $0.8 million.

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


ENVIRONMENTAL, HEALTH, AND SAFETY MATTERS

         In connection with the acquisition of certain companies from Praxair, Inc. by Castle Harlan Partners II L.P. (the "Castle Harlan Acquisition"), studies were undertaken by and for Praxair, Inc. to identify potential environmental, health, and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper facility. Praxair, Inc. has agreed to pay for certain of these environmental costs subject to certain limitations. Praxair, Inc. has paid approximately $5.6 million during the period from November 27, 1996, to June 30, 2001, related to such costs. Based on investigations conducted and information available to date, the potential costs of additional remediation and compliance is estimated at approximately $13 million, substantially all of which we believe is the responsibility of Praxair, Inc. per the Castle Harlan Acquisition agreement. We believe that environmental, health, and safety costs will not have a material adverse effect on our financial position, cash flows, or results of operations, subject to reimbursements from Praxair, Inc.

         We have also identified certain other environmental, health, and safety costs not covered by the agreement with Praxair, Inc. for which $1.5 million were accrued in 1996 in conjunction with Castle Harlan Acquisition, of which $1.1 million remained at December 31, 2000. During the six months ended June 30, 2001, $0.04 million were expended against this accrual. During the six months ended June 30, 2001, we identified certain other environmental, health, and safety costs not covered by the agreement with Praxair, Inc. and accrued $0.05 million related to these costs, against which $0.03 million were expended through June 30, 2001.

TAX MATTERS

         Our Free Zone and Profit Tax Agreement with the island government of St. Eustatius expired on December 31, 2000. The agreement required, among other things, payment of a minimum annual tax of 0.5 million Netherlands Antilles Guilders or approximately $0.3 million. We have been adhering to the terms of this agreement since its expiration. Discussions regarding a modified and extended agreement are in progress, and we believe that, although some terms and conditions will be modified from those of the prior agreement and that the amounts payable may increase or decrease, we believe that the execution of a new extended agreement is likely. However, if the beneficial tax status of our facilities is terminated, or if significant adverse modifications are made to the tax agreement, our business, financial condition, results of operations, and cash flows may be adversely affected.

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

         The Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants is currently formulating a new accounting standard, which is expected to modify the accounting rules for major repairs and maintenance expenditures, among other things. AcSEC recently released a proposed Statement of Position entitled "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. We cannot determine at the present time whether or not the ultimate implementation of the final standard by us will have a material effect on our business, financial condition, results of operations, or cash flows.

         The Financial Accounting Standards Board is expected to shortly issue SFAS No. 143, "Accounting for Asset Retirement Obligations." The new rule is expected to modify the accounting rules for obligations associated with the retirement of an asset. We have not determined whether or not the ultimate implementation of this standard by us will have a material effect on our business, financial condition, results of operations, or cash flows.

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

         The following table indicates the aggregate carrying amount of our petroleum products on hand at June 30, 2001, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       On Balance Sheet Commodity Position
                             (Dollars in thousands)

                                                As of June 30, 2001
                                         ---------------------------------
                                         Carrying Amount        Fair Value
                                         ---------------        ----------
Petroleum Inventory:
    Statia Terminals N.V.                   $   1,306             $  1,651
    Statia Terminals Canada                        71                  140
                                            ---------             --------
        Total                               $   1,377             $  1,791
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

                    Item 6. Exhibits and Reports On Form 8-K.

(a)  Exhibits

         10.3e Amendment, dated as of June 26, 2001 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement.*

         * Incorporated by reference to the June 30, 2001 Form 10-Q of Statia Terminals Group N.V., dated August 14, 2001.

(b)  Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STATIA TERMINALS INTERNATIONAL N.V.
                                                (Registrant)
Date:    August 14, 2001

                                       By: /s/ James G. Cameron
                                           -------------------------------------
                                               James G. Cameron
                                               Director
                                               (As Authorized Officer)


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



                                       STATIA TERMINALS CANADA, INCORPORATED
                                                (Registrant)



                                       By: /s/ James F. Brenner
                                           -------------------------------------
                                               James F. Brenner
                                               Vice President-Finance
                                               (As Authorized Officer and
                                               Principal Financial Officer)







                                    Page S-1