Form 10-Q
period 2001-09-30
STATIA TERMINALS INTERNATIONAL NV; STATIA TERMINALS CANADA INC
filed 2001-11-15
CIK 1029101, 1029102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

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

         Indicate by check mark whether the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The equity securities of the registrants have not been, and are not required to be, registered under either the Securities Act of 1933 or the Securities Exchange Act of 1934.

                       Statia Terminals International N.V.
                                       and
                      Statia Terminals Canada, Incorporated

                          Quarterly Report On Form 10-Q
                               September 30, 2001

                                Table of Contents


                                                                          Page No.
                                                                          --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
             Consolidated Condensed Balance Sheets                            1
             Consolidated Condensed Income Statements                         2
             Consolidated Condensed Statements of Cash Flows                  3
             Notes to Consolidated Condensed Financial Statements             4
Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            16
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           26

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    27
Item 2.  Changes in Securities and Use of Proceeds                            27
Item 3.  Defaults Upon Senior Securities                                      27
Item 4.  Submission of Matters to a Vote of Security Holders                  27
Item 5.  Other Information                                                    27
Item 6.  Exhibits and Reports on Form 8-K                                     28

Signatures                                                                   S-1


         THIS QUARTERLY REPORT ON FORM 10-Q (THIS "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2, AND 3 OF PART I HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "BELIEVE," "ANTICIPATE," "EXPECT," "ESTIMATE," "PROJECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW, AND SPEAK ONLY AS OF THE DATE HEREOF. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND PETROLEUM PRODUCTS, CHANGES IN THE PETROLEUM TERMINALING INDUSTRY, ADDED COSTS DUE TO CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, INABILITY TO MAINTAIN OUR TAX STATUS, THE LOSS OF A MAJOR CUSTOMER OR CUSTOMERS, THE LOSS OF A MAJOR VENDOR OR SUPPLIER OF PETROLEUM PRODUCTS, THE FINANCIAL CONDITION OF OUR CUSTOMERS, INTERRUPTION OF OUR OPERATIONS CAUSED BY ADVERSE WEATHER CONDITIONS, CHANGES TO OUR CONTRACT LABOR ARRANGEMENTS, THE CONDITION OF THE U.S. AND CERTAIN FOREIGN ECONOMIES, CAPITAL MARKET UNCERTAINTIES, AND OTHER MATTERS INCLUDED IN THIS REPORT AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

         FREQUENTLY IN THIS REPORT, ESPECIALLY WHEN DISCUSSING OUR OPERATIONS, WE REFER TO OURSELVES, STATIA TERMINALS INTERNATIONAL N.V. AND OUR SUBSIDIARIES, AS "WE" OR "US".

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                              December 31,       September 30,
                                                                 2000                 2001
                                                              ------------       -------------
                                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $  11,757           $  18,903
   Accounts receivable-
     Trade, net                                                   13,482              15,522
     Other                                                         1,131                 453
   Inventory, net                                                  1,552               4,230
   Prepaid expenses                                                1,591               2,252
                                                               ---------           ---------
           Total current assets                                   29,513              41,360

PROPERTY AND EQUIPMENT, net                                      197,941             195,531

OTHER NONCURRENT ASSETS, net                                       2,818               1,649
                                                               ---------           ---------
           Total assets                                        $ 230,272           $ 238,540
                                                               =========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $  11,995           $  13,724
   Accrued interest payable                                        1,516               4,483
   Other accrued expenses                                          9,227               9,371
                                                               ---------           ---------
           Total current liabilities                              22,738              27,578

LONG-TERM DEBT                                                   101,000             101,000
                                                               ---------           ---------
           Total liabilities                                     123,738             128,578
                                                               ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
   Common stock                                                        6                   6
   Additional paid-in capital                                    126,090             126,090
   Accumulated deficit                                           (19,562)            (16,134)
                                                               ---------           ---------
           Total stockholder's equity                            106,534             109,962
                                                               ---------           ---------

           Total liabilities and stockholder's equity          $ 230,272           $ 238,540
                                                               =========           =========



        The accompanying notes are an integral part of these consolidated condensed financial statements.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                        Three Months Ended        Nine Months Ended
                                                          September 30,              September 30,
                                                     ----------------------      ----------------------
                                                       2000          2001          2000          2001
                                                     --------      --------      --------      --------
REVENUES:
   Terminaling services                              $ 17,929      $ 17,771      $ 44,670      $ 54,984
   Product sales                                       39,613        33,297       109,404       100,157
                                                     --------      --------      --------      --------
       Total revenues                                  57,542        51,068       154,074       155,141
                                                     --------      --------      --------      --------

COSTS OF REVENUES:
   Terminaling services                                10,458        11,694        30,876        34,432
   Product sales                                       38,136        31,094       104,310        93,648
                                                     --------      --------      --------      --------
       Total costs of revenues                         48,594        42,788       135,186       128,080
                                                     --------      --------      --------      --------

       Gross profit                                     8,948         8,280        18,888        27,061

ADMINISTRATIVE EXPENSES                                 2,184         2,411         6,783         7,272
                                                     --------      --------      --------      --------
       Operating income                                 6,764         5,869        12,105        19,789

INTEREST EXPENSE                                        3,191         3,199         9,551         9,538

INTEREST INCOME                                            64           167           118           525
                                                     --------      --------      --------      --------
       Income before provision for income taxes         3,637         2,837         2,672        10,776

PROVISION FOR INCOME TAXES                                195           271           716           698
                                                     --------      --------      --------      --------
       Net income                                    $  3,442      $  2,566      $  1,956      $ 10,078
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                            Nine Months Ended
                                                                               September 30,
                                                                        ---------------------------
                                                                          2000               2001
                                                                        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $  1,956           $ 10,078
   Adjustments to reconcile net income to net cash provided by operating activities: -
     Depreciation, amortization and non-cash charges                       9,688              8,959
     Provision for possible bad debts                                        555                 29
   Changes in operating assets and liabilities: -
     Accounts receivable - trade                                          (3,097)            (2,069)
     Accounts receivable - other                                           2,725                678
     Inventory                                                             1,314             (2,678)
     Prepaid expenses                                                     (1,160)              (661)
     Other noncurrent assets                                                  76                658
     Accounts payable                                                       (356)             1,729
     Accrued interest payable and other accrued expenses                   4,152              3,111
                                                                        --------           --------
       Net cash provided by operating activities                          15,853             19,834
                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (6,801)            (6,038)
                                                                        --------           --------
       Net cash used in investing activities                              (6,801)            (6,038)
                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to Parent                                               (4,765)            (6,650)
                                                                        --------           --------
       Net cash used in financing activities                              (4,765)            (6,650)
                                                                        --------           --------

INCREASE IN CASH AND CASH EQUIVALENTS                                      4,287              7,146

CASH AND CASH EQUIVALENTS, at beginning of period                          3,632             11,757
                                                                        --------           --------
CASH AND CASH EQUIVALENTS, at end of period                             $  7,919           $ 18,903
                                                                        ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                           $    300           $    319
                                                                        ========           ========
   Cash paid for interest                                               $  6,073           $  6,060
                                                                        ========           ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

  Vessel distributed as a dividend                                      $  4,707           $     --
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                             (Dollars in Thousands)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

         The unaudited consolidated condensed financial statements of Statia Terminals International N.V. ("Statia") and subsidiaries (together with Statia, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at September 30, 2001, and the results of its operations and cash flows for the nine months ended September 30, 2000, and 2001. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Form 10-K.

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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in Thousands)


2. SEGMENT INFORMATION- (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:

                                            Three Months Ended               Nine Months Ended
                                              September 30,                    September 30,
                                        ------------------------          ------------------------
                                         2000             2001             2000             2001
                                        -------          -------          -------          -------
ADJUSTED INDENTURE EBITDA:
       Terminaling services             $ 8,758          $ 6,985          $16,957          $23,188
       Product sales                        856            1,926            4,342            5,572
                                        -------          -------          -------          -------
                         Total          $ 9,614          $ 8,911          $21,299          $28,760
                                        =======          =======          =======          =======

DEPRECIATION AND AMORTIZATION
    EXPENSE:

       Terminaling services             $ 2,800          $ 2,823          $ 9,078          $ 8,376
       Product sales                        156              223              509              581
                                        -------          -------          -------          -------
                         Total          $ 2,956          $ 3,046          $ 9,587          $ 8,957
                                        =======          =======          =======          =======

ADJUSTED INDENTURE EBIT:
       Terminaling services             $ 5,958          $ 4,162          $ 7,879          $14,812
       Product sales                        700            1,703            3,833            4,991
                                        -------          -------          -------          -------
                       Total            $ 6,658          $ 5,865          $11,712          $19,803
                                        =======          =======          =======          =======


         A reconciliation of Adjusted Indenture EBIT to the Company's income before provision for income taxes is as follows:


                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                        September 30,
                                         ---------------------------           ---------------------------
                                           2000               2001               2000               2001
                                         --------           --------           --------           --------
Adjusted Indenture EBIT                  $  6,658           $  5,865           $ 11,712           $ 19,803
Interest expense excluding debt
    amortization expense                   (3,021)            (3,028)            (9,040)            (9,027)
                                         --------           --------           --------           --------

Income before provision for
    income taxes                         $  3,637           $  2,837           $  2,672           $ 10,776
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

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in Thousands)



4. CANADIAN REORGANIZATION

         On September 30, 2001, and October 1, 2001, Statia Terminals Canada, Incorporated ("STCI"), together with Point Tupper Marine Services Limited ("PTMS") and Statia Terminals Canada Holdings, Inc. ("STCHI"), a newly formed wholly-owned subsidiary of STCI, reorganized such that the businesses previously carried on by these corporations, other than the spill response business of PTMS, were transferred to Statia Terminals Canada Partnership ("STCP"), a general partnership formed under the laws of the Province of Nova Scotia, Canada, consisting of STCI, PTMS, and STCHI as the only partners. We effected the reorganization of our Canadian operations in order to consolidate certain activities and gain operational efficiencies. Additionally, as a result of the reorganization, Canadian net operating loss carry-forwards, substantially all of which were to expire unutilized at the end of 2001, were applied against the tax gain arising from the transfer of certain assets to the partnership. The resultant step-up in the tax basis of the assets transferred will be available for future years' tax depreciation deductions. The Company has provided a full valuation allowance against the net deferred tax asset resulting from this reorganization, aggregating approximately $19,600, because it cannot determine that it is likely that the deferred tax asset will be utilized in the future.

5. EMPLOYMENT AGREEMENTS AND SEVERANCE PLAN

         In August and November 2001, the Company entered into amended and restated employment agreements with six members of senior management. These agreements provide for an annual base salary which is subject to review at least annually by the Company's Board of Directors or a committee thereof, increasing at least at the growth rate of the consumer price index. The respective annual base salaries in effect for the remainder of 2001 are unchanged except for Mr. Pine whose annual base salary increased to $195 from $175. These agreements also provide for an annual cash incentive bonus to be awarded based on the difference between target earnings before interest expense, taxes, depreciation, and amortization ("EBITDA") and actual EBITDA. However, no change to the annual cash incentive bonus occurred as a result of these amendments and restatements. The employment agreements were amended to generally continue to December 31, 2004, and automatically extend for an additional year beginning January 1, 2003, of each year unless either party gives notice of non-renewal ninety days prior to January 1. Additional benefits include participation in a modified executive life insurance plan for Mr. Cameron.

         Also unchanged, if the Company terminates any of these employment agreements without substantial cause or the employee terminates for good reason, as these terms are defined in each of the employment agreements, the employee shall be entitled to his current compensation, welfare benefits and an incentive bonus for the remaining portion of the term of the relevant employment agreement. In exchange for the addition of three year non-compete arrangements, upon a change in control, as this term is defined in each of the employment agreements, these employees shall now be entitled to a change in control bonus aggregating $4,100. Should any of these employment agreements be terminated after a change in control, the employee shall be entitled to his current compensation, welfare benefits and an incentive bonus for the remaining portion of the term of the relevant employment agreement payable in a lump-sum cash payment.

         In August 2001, the Company adopted a severance plan for certain salaried employees, excluding members of senior management with whom the Company has entered into employment agreements. The severance plan provides for a lump-sum payment to covered employees and the continuation of certain welfare benefits for the severance term. The severance term is determined based on the employee's length of service, as defined in the severance plan, and the employee's grade level. Benefits are provided for a minimum 13 weeks and a maximum 52 weeks. Benefits are only paid if the employee is terminated within two years of a change in control, as defined in the severance plan.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in Thousands)



6. RELATED PARTY TRANSACTIONS

         In March 2000, the Company's ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred to a subsidiary of Statia Terminals Group N.V. ("Parent") as the result of a dividend to the Parent in the amount of $4,707, representing the net book value of the vessel. On April 1, 2000, the Company entered into a three-month bareboat agreement, which was renewed monthly through December 31, 2000, to charter the vessel from the subsidiary of the Parent for $150 per month. On December 20, 2000, the Company entered into a seventy-three month bareboat agreement, effective January 1, 2001, to charter the vessel from the same subsidiary of the Parent for $154 per month through December 31, 2001, and $145 per month thereafter.

7. CONDENSED COMBINING FINANCIAL INFORMATION

         The 11 3/4% First Mortgage Notes (the "Notes) are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct subsidiaries of Statia, other than Statia Terminals Canada, Incorporated, which is a co-obligor on the Notes. Statia directly or indirectly wholly owns each of the subsidiary guarantors. The following condensed combining financial information illustrates the composition of the subsidiary guarantors. For purposes of the condensed combining financial information, the column entitled Statia Terminals Canada, Incorporated includes the consolidated operations and financial position of STCI, PTMS, STCHI, and STCP and the column entitled All Other Guaranteeing Subsidiaries includes all other subsidiaries of Statia as disclosed in Exhibit 21.1 of the Form 10-K. The enforceability of the guarantees may be affected differently under the laws of the applicable jurisdictions in which the guarantors are incorporated.

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in Thousands)


                        CONDENSED COMBINING BALANCE SHEET
                                December 31, 2000


                                                                      Statia
                                                      Statia         Terminals
                                                     Terminals        Canada,
                                                   International   Incorporated
                                                        N.V.         (Includes
                                                      (Parent           All          All Other    Reclassifications
                                                      Company         Canadian      Guaranteeing         and          Consolidated
                                                       Only)          Entities)     Subsidiaries     Eliminations         Total
                                                   -------------   ------------     ------------  -----------------   ------------
                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $      12       $   6,709        $   5,036        $      --        $  11,757
   Accounts receivable, net                                 --           2,177           12,436               --           14,613
   Inventory, net                                           --              67            1,485               --            1,552
   Prepaid expenses                                          5              92            1,494               --            1,591
                                                     ---------       ---------        ---------        ---------        ---------
           Total current assets                             17           9,045           20,451               --           29,513

PROPERTY AND EQUIPMENT, net                                 --          28,139          169,802               --          197,941

INVESTMENT IN SUBSIDIARIES                             109,599              --            6,050         (115,649)              --

OTHER NONCURRENT ASSETS, net                                --             555            2,263               --            2,818
                                                     ---------       ---------        ---------        ---------        ---------
           Total assets                              $ 109,616       $  37,739        $ 198,566        $(115,649)       $ 230,272
                                                     =========       =========        =========        =========        =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities          $      88       $   4,596        $  18,129        $     (75)       $  22,738
   Payable to (receivable from) affiliates               2,994            (967)          (2,102)              75               --
                                                     ---------       ---------        ---------        ---------        ---------
           Total current liabilities                     3,082           3,629           16,027               --           22,738

LONG-TERM DEBT                                              --          28,060           72,940               --          101,000
                                                     ---------       ---------        ---------        ---------        ---------
           Total liabilities                             3,082          31,689           88,967               --          123,738
                                                     ---------       ---------        ---------        ---------        ---------

TOTAL STOCKHOLDERS' EQUITY                             106,534           6,050          109,599         (115,649)         106,534
                                                     ---------       ---------        ---------        ---------        ---------
           Total liabilities and stockholders'
              equity                                 $ 109,616       $  37,739        $ 198,566        $(115,649)       $ 230,272
                                                     =========       =========        =========        =========        =========


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in Thousands)


                        CONDENSED COMBINING BALANCE SHEET
                               September 30, 2001



                                                                      Statia
                                                      Statia         Terminals
                                                     Terminals        Canada,
                                                   International   Incorporated
                                                        N.V.         (Includes
                                                      (Parent           All          All Other    Reclassifications
                                                      Company         Canadian      Guaranteeing         and          Consolidated
                                                       Only)          Entities)     Subsidiaries     Eliminations         Total
                                                   -------------   ------------     ------------  -----------------   ------------
                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $     114       $   7,422        $  11,367        $      --        $  18,903
   Accounts receivable, net                                 --           2,172           13,828              (25)          15,975
   Inventory, net                                           --           1,364            2,866               --            4,230
   Prepaid expenses                                          1             155            2,096               --            2,252
                                                     ---------       ---------        ---------        ---------        ---------
           Total current assets                            115          11,113           30,157              (25)          41,360

PROPERTY AND EQUIPMENT, net                                 --          28,681          166,850               --          195,531

INVESTMENT IN SUBSIDIARIES                             113,107              --            9,861         (122,968)              --

OTHER NONCURRENT ASSETS, net                                --             412            1,237               --            1,649
                                                     ---------       ---------        ---------        ---------        ---------
           Total assets                              $ 113,222       $  40,206        $ 208,105        $(122,993)       $ 238,540
                                                     =========       =========        =========        =========        =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities          $     114       $   4,538        $  22,918        $       8        $  27,578
   Payable to (receivable from) affiliates               3,146          (2,253)            (860)             (33)              --
                                                     ---------       ---------        ---------        ---------        ---------
           Total current liabilities                     3,260           2,285           22,058              (25)          27,578

LONG-TERM DEBT                                              --          28,060           72,940               --          101,000
                                                     ---------       ---------        ---------        ---------        ---------

           Total liabilities                             3,260          30,345           94,998              (25)         128,578
                                                     ---------       ---------        ---------        ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                             109,962           9,861          113,107         (122,968)         109,962
                                                     ---------       ---------        ---------        ---------        ---------
           Total liabilities and stockholders'
             equity                                  $ 113,222       $  40,206        $ 208,105        $(122,993)       $ 238,540
                                                     =========       =========        =========        =========        =========

              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in Thousands)


                      CONDENSED COMBINING INCOME STATEMENT
                      Three Months Ended September 30, 2000


                                                                      Statia
                                                      Statia         Terminals
                                                     Terminals        Canada,
                                                   International   Incorporated
                                                        N.V.         (Includes
                                                      (Parent           All          All Other    Reclassifications
                                                      Company         Canadian      Guaranteeing         and          Consolidated
                                                       Only)          Entities)     Subsidiaries     Eliminations         Total
                                                   -------------   ------------     ------------  -----------------   ------------
REVENUES                                             $    --          $ 5,610         $52,689         $  (757)         $57,542
COSTS OF REVENUES                                         --            3,461          45,145             (12)          48,594
                                                     -------          -------         -------         -------          -------
           Gross profit                                   --            2,149           7,544            (745)           8,948

ADMINISTRATIVE EXPENSES                                   54              745           2,130            (745)           2,184
                                                     -------          -------         -------         -------          -------
           Operating income (loss)                       (54)           1,404           5,414              --            6,764

INTEREST EXPENSE                                          --              882           2,309              --            3,191

INTEREST INCOME                                            1               39              24              --               64
                                                     -------          -------         -------         -------          -------

           Income (loss) before provision
              for income taxes                           (53)             561           3,129              --            3,637

PROVISION FOR INCOME TAXES                                 7               11             177              --              195
                                                     -------          -------         -------         -------          -------

           Net income (loss) before earnings
                        from equity investments          (60)             550           2,952              --            3,442

EARNINGS FROM
   EQUITY INVESTMENTS                                  3,502               --             550          (4,052)              --
                                                     -------          -------         -------         -------          -------
              Net income                             $ 3,442          $   550         $ 3,502         $(4,052)         $ 3,442
                                                     =======          =======         =======         =======          =======


\              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in Thousands)

                      CONDENSED COMBINING INCOME STATEMENT
                      Three Months Ended September 30, 2001


                                                                      Statia
                                                      Statia         Terminals
                                                     Terminals        Canada,
                                                   International   Incorporated
                                                        N.V.         (Includes
                                                      (Parent           All          All Other    Reclassifications
                                                      Company         Canadian      Guaranteeing         and          Consolidated
                                                       Only)          Entities)     Subsidiaries     Eliminations         Total
                                                   -------------   ------------     ------------  -----------------   ------------
REVENUES                                             $    --          $ 8,630         $43,669         $(1,231)         $51,068

COSTS OF REVENUES                                         --            5,353          37,435              --           42,788
                                                     -------          -------         -------         -------          -------

           Gross profit                                   --            3,277           6,234          (1,231)           8,280

ADMINISTRATIVE EXPENSES                                   61            1,091           2,490          (1,231)           2,411
                                                     -------          -------         -------         -------          -------

           Operating income (loss)                       (61)           2,186           3,744              --            5,869

INTEREST EXPENSE                                          --              889           2,310              --            3,199

INTEREST INCOME                                           10               66              91              --              167
                                                     -------          -------         -------         -------          -------

           Income (loss) before provision
              for income taxes                           (51)           1,363           1,525              --            2,837

PROVISION FOR INCOME TAXES                                 7               30             234              --              271
                                                     -------          -------         -------         -------          -------

           Net income (loss) before earnings
                        from equity investments          (58)           1,333           1,291              --            2,566

EARNINGS FROM
   EQUITY INVESTMENTS                                  2,624               --           1,333          (3,957)              --
                                                     -------          -------         -------         -------          -------
              Net income                             $ 2,566          $ 1,333         $ 2,624         $(3,957)         $ 2,566
                                                     =======          =======         =======         =======          =======


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in Thousands)

                      CONDENSED COMBINING INCOME STATEMENT
                      Nine Months Ended September 30, 2000


                                                                    Statia
                                                    Statia         Terminals
                                                   Terminals        Canada,
                                                 International   Incorporated
                                                      N.V.         (Includes
                                                    (Parent           All          All Other    Reclassifications
                                                    Company         Canadian      Guaranteeing         and          Consolidated
                                                     Only)          Entities)     Subsidiaries     Eliminations         Total
                                                 -------------   ------------     ------------  -----------------   ------------
REVENUES                                           $      --        $  13,437        $ 142,988        $  (2,351)       $ 154,074

COSTS OF REVENUES                                         --            8,530          126,694              (38)         135,186
                                                   ---------        ---------        ---------        ---------        ---------

           Gross profit                                   --            4,907           16,294           (2,313)          18,888

ADMINISTRATIVE EXPENSES                                  155            2,313            6,628           (2,313)           6,783
                                                   ---------        ---------        ---------        ---------        ---------

           Operating income (loss)                      (155)           2,594            9,666               --           12,105

INTEREST EXPENSE                                          --            2,642            6,909               --            9,551

INTEREST INCOME                                            1               58               59               --              118
                                                   ---------        ---------        ---------        ---------        ---------

           Income (loss) before provision
              for income taxes                          (154)              10            2,816               --            2,672

PROVISION FOR INCOME TAXES                                21              101              594               --              716
                                                   ---------        ---------        ---------        ---------        ---------

           Net income (loss) before earnings
             (loss) from equity investments             (175)             (91)           2,222               --            1,956


EARNINGS (LOSS) FROM
   EQUITY INVESTMENTS                                  2,131               --              (91)          (2,040)              --
                                                   ---------        ---------        ---------        ---------        ---------
              Net income (loss)                    $   1,956        $     (91)       $   2,131        $  (2,040)       $   1,956
                                                   =========        =========        =========        =========        =========


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in Thousands)

                      CONDENSED COMBINING INCOME STATEMENT
                      Nine Months Ended September 30, 2001


                                                                      Statia
                                                      Statia         Terminals
                                                     Terminals        Canada,
                                                   International   Incorporated
                                                        N.V.         (Includes
                                                      (Parent           All          All Other    Reclassifications
                                                      Company         Canadian      Guaranteeing         and          Consolidated
                                                       Only)          Entities)     Subsidiaries     Eliminations         Total
                                                   -------------   ------------     ------------  -----------------   ------------
REVENUES                                             $     --         $ 21,438        $137,317        $ (3,614)        $155,141

COSTS OF REVENUES                                          --           12,121         116,021             (62)         128,080
                                                     --------         --------        --------        --------         --------

           Gross profit                                    --            9,317          21,296          (3,552)          27,061

ADMINISTRATIVE EXPENSES                                   190            3,053           7,581          (3,552)           7,272
                                                     --------         --------        --------        --------         --------

           Operating income (loss)                       (190)           6,264          13,715              --           19,789

INTEREST EXPENSE                                           --            2,644           6,894              --            9,538

INTEREST INCOME                                           131              252             142              --              525
                                                     --------         --------        --------        --------         --------

           Income (loss) before provision
              for income taxes                            (59)           3,872           6,963              --           10,776

PROVISION FOR INCOME TAXES                                 21               60             617              --              698
                                                     --------         --------        --------        --------         --------

           Net income (loss) before earnings
              from equity investments                     (80)           3,812           6,346              --           10,078

EARNINGS FROM
   EQUITY INVESTMENTS                                  10,158               --           3,812         (13,970)              --
                                                     --------         --------        --------        --------         --------

              Net income                             $ 10,078         $  3,812        $ 10,158        $(13,970)        $ 10,078
                                                     ========         ========        ========        ========         ========


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in Thousands)

                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 2000


                                                                      Statia
                                                      Statia         Terminals
                                                     Terminals        Canada,
                                                   International   Incorporated
                                                        N.V.         (Includes
                                                      (Parent           All          All Other    Reclassifications
                                                      Company         Canadian      Guaranteeing         and          Consolidated
                                                       Only)          Entities)     Subsidiaries     Eliminations         Total
                                                   -------------   ------------     ------------  -----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities        $    744         $  5,285         $  9,824         $     --         $ 15,853
                                                    --------         --------         --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                    --             (409)          (6,392)              --           (6,801)
   Dividends received                                  4,765               --               --           (4,765)              --
                                                    --------         --------         --------         --------         --------
           Net cash provided by (used in)
              investing activities                     4,765             (409)          (6,392)          (4,765)          (6,801)
                                                    --------         --------         --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to Parent                           (4,765)              --           (4,765)           4,765           (4,765)
                                                    --------         --------         --------         --------         --------
           Net cash used in
              financing activities                    (4,765)              --           (4,765)           4,765           (4,765)
                                                    --------         --------         --------         --------         --------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      744            4,876           (1,333)              --            4,287

CASH AND CASH EQUIVALENTS,
   beginning balance                                      18              209            3,405               --            3,632
                                                    --------         --------         --------         --------         --------

CASH AND CASH EQUIVALENTS,
   ending balance                                   $    762         $  5,085         $  2,072         $     --         $  7,919
                                                    ========         ========         ========         ========         ========


              STATIA TERMINALS INTERNATIONAL N.V. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in Thousands)

                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 2001


                                                                      Statia
                                                      Statia         Terminals
                                                     Terminals        Canada,
                                                   International   Incorporated
                                                        N.V.         (Includes
                                                      (Parent           All          All Other    Reclassifications
                                                      Company         Canadian      Guaranteeing         and          Consolidated
                                                       Only)          Entities)     Subsidiaries     Eliminations         Total
                                                   -------------   ------------     ------------  -----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities        $    102         $  2,540         $ 17,192         $     --         $ 19,834
                                                    --------         --------         --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                    --           (1,827)          (4,211)              --           (6,038)
   Dividends received                                  6,650               --               --           (6,650)              --
                                                    --------         --------         --------         --------         --------
           Net cash provided by (used in)
              investing activities                     6,650           (1,827)          (4,211)          (6,650)          (6,038)
                                                    --------         --------         --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to Parent                           (6,650)              --           (6,650)           6,650           (6,650)
                                                    --------         --------         --------         --------         --------
           Net cash used in
              financing activities                    (6,650)              --           (6,650)           6,650           (6,650)
                                                    --------         --------         --------         --------         --------

INCREASE IN CASH AND
   CASH EQUIVALENTS                                      102              713            6,331               --            7,146

CASH AND CASH EQUIVALENTS,
   beginning balance                                      12            6,709            5,036               --           11,757
                                                    --------         --------         --------         --------         --------

CASH AND CASH EQUIVALENTS,
   ending balance                                   $    114         $  7,422         $ 11,367         $     --         $ 18,903
                                                    ========         ========         ========         ========         ========

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals International N.V. ("Statia") and subsidiaries (together with Statia, the "Company") as of September 30, 2001, and for the three and nine-month periods ended September 30, 2000 and 2001, included herein. Reference should also be made to the Company's Annual Report on Form 10-K that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 2000.

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

         Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in storage capacity leased. However, our operating costs are impacted by inflationary cost increases, and we have certain variable operating costs which increase or decrease based on changes in storage capacity available, storage capacity leased, throughput, vessel calls, and changes in ancillary services offered by us. Additions or reductions in storage, throughput, port charges, and ancillary service revenues directly impact our gross profit. Costs for the procurement of petroleum products for sale are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold, and volumes delivered.

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

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


       Capacity, Capacity Leased, Throughput and Vessel Calls by Location
             (Total Capacity and Throughput in Thousands of Barrels)


                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                               ----------------------          ----------------------
                                                2000           2001            2000            2001
                                               ------          ------          ------          ------
Netherlands Antilles and the Caribbean
  Total capacity                               11,334          11,334          11,334          11,334
  Capacity leased                                  94%             94%             86%             94%
  Throughput                                   27,276          19,800          58,236          73,631
  Vessel calls                                    213             166             654             621

Canada
  Total capacity                                7,501           7,501           7,501           7,501
  Capacity leased                                  76%             87%             67%             84%
  Throughput                                   16,535          17,419          40,747          58,164
  Vessel calls                                     44              61             101             163

All locations
  Total capacity                               18,835          18,835          18,835          18,835
  Capacity leased                                  87%             91%             78%             90%
  Throughput                                   43,811          37,219          98,983         131,795
  Vessel calls                                    257             227             755             784


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated condensed income statements.

                              RESULTS OF OPERATIONS
                             (Dollars in Thousands)


                                                        Three Months Ended September 30,
                                                 --------------------------------------------------
                                                         2000                         2001
                                                 ----------------------       ---------------------
                                                                % of                        % of
                                                 Dollars       Revenues       Dollars      Revenues
                                                 -------       --------       -------      --------
Revenues:
    Terminaling services                         $17,929           31.2%      $17,771           34.8%
    Product sales                                 39,613           68.8        33,297           65.2
                                                 -------        -------       -------        -------
        Total revenues                            57,542          100.0        51,068          100.0
                                                 -------        -------       -------        -------
 Costs of revenues:
    Terminaling services                          10,458           18.2        11,694           22.9
    Product sales                                 38,136           66.3        31,094           60.9
                                                 -------        -------       -------        -------
        Total costs of revenues                   48,594           84.5        42,788           83.8
                                                 -------        -------       -------        -------
Gross profit:
    Terminaling services                           7,471           13.0         6,077           11.9
    Product sales                                  1,477            2.5         2,203            4.3
                                                 -------        -------       -------        -------
        Total gross profit                         8,948           15.5         8,280           16.2
 Administrative expenses                           2,184            3.7         2,411            4.7
                                                 -------        -------       -------        -------
    Operating income                               6,764           11.8         5,869           11.5
 Interest expense                                  3,191            5.6         3,199            6.3
 Interest income                                      64            0.1           167            0.3
                                                 -------        -------       -------        -------
 Income before provision for income taxes          3,637            6.3         2,837            5.5
 Provision for income taxes                          195            0.3           271            0.5
                                                 -------        -------       -------        -------
    Net income                                   $ 3,442            6.0%      $ 2,566            5.0%
                                                 =======        =======       =======        =======

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)



                                                           Nine Months Ended September 30,
                                                 ----------------------------------------------------
                                                         2000                         2001
                                                 ------------------------       ---------------------
                                                                  % of                        % of
                                                 Dollars         Revenues       Dollars      Revenues
                                                 -------         --------       -------      --------
Revenues:
    Terminaling services                         $ 44,670           29.0%      $ 54,984           35.4%
    Product sales                                 109,404           71.0        100,157           64.6
                                                 --------        -------       --------        -------
        Total revenues                            154,074          100.0        155,141          100.0
                                                 --------        -------       --------        -------
 Costs of revenues:
    Terminaling services                           30,876           20.0         34,432           22.2
    Product sales                                 104,310           67.7         93,648           60.3
                                                 --------        -------       --------        -------
        Total costs of revenues                   135,186           87.7        128,080           82.5
                                                 --------        -------       --------        -------
Gross profit:
    Terminaling services                           13,794            9.0         20,552           13.3
    Product sales                                   5,094            3.3          6,509            4.2
                                                 --------        -------       --------        -------
        Total gross profit                         18,888           12.3         27,061           17.5
 Administrative expenses                            6,783            4.4          7,272            4.7
                                                 --------        -------       --------        -------
    Operating income                               12,105            7.9         19,789           12.8
 Interest expense                                   9,551            6.2          9,538            6.1
 Interest income                                      118            0.1            525            0.3
                                                 --------        -------       --------        -------
 Income before provision for income taxes           2,672            1.8         10,776            7.0
 Provision for income taxes                           716            0.5            698            0.5
                                                 --------        -------       --------        -------
    Net income                                   $  1,956            1.3%      $ 10,078            6.5%
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

                              REVENUES BY LOCATION
                             (Dollars in Thousands)


                                                         Three Months Ended September 30,
                                                 ----------------------------------------------------
                                                         2000                         2001
                                                 ------------------------       ---------------------
                                                                  % of                        % of
                                                 Dollars         Revenues       Dollars      Revenues
                                                 -------         --------       -------      --------
Netherlands Antilles and the Caribbean         $51,945            90.3%       $42,438            83.1%
Canada                                           5,597             9.7          8,630            16.9
                                               -------         -------        -------         -------
    Total                                      $57,542           100.0%       $51,068           100.0%
                                               =======         =======        =======         =======


                                                          Nine Months Ended September 30,
                                                 ----------------------------------------------------
                                                         2000                         2001
                                                 ------------------------       ---------------------
                                                                  % of                        % of
                                                 Dollars         Revenues       Dollars      Revenues
                                                 -------         --------       -------      --------
Netherlands Antilles and the Caribbean         $140,676            91.3%       $133,766            86.2%
Canada                                           13,398             8.7          21,375            13.8
                                               --------         -----          --------         -----
    Total                                      $154,074           100.0%       $155,141           100.0%
                                               ========         =====          ========         =====

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)

                          OPERATING INCOME BY LOCATION
                             (Dollars in Thousands)


                                                         Three Months Ended September 30,
                                                 ----------------------------------------------------
                                                         2000                         2001
                                                 ------------------------       ---------------------
                                                                  % of                        % of
                                                 Dollars         Revenues       Dollars      Revenues
                                                 -------         --------       -------      --------
Netherlands Antilles and the Caribbean           $5,554            82.1%       $3,701            63.1%
Canada                                            1,210            17.9         2,168            36.9
                                                 ------         -------        ------         -------
    Total                                        $6,764           100.0%       $5,869           100.0%
                                                 ======         =======        ======         =======


                                                          Nine Months Ended September 30,
                                                 ----------------------------------------------------
                                                         2000                         2001
                                                 ------------------------       ---------------------
                                                                  % of                        % of
                                                 Dollars         Revenues       Dollars      Revenues
                                                 -------         --------       -------      --------
Netherlands Antilles and the Caribbean           $10,022            82.8%       $13,586            68.7%
Canada                                             2,083            17.2          6,203            31.3
                                                 -------         -------        -------         -------
    Total                                        $12,105           100.0%       $19,789           100.0%
                                                 =======         =======        =======         =======


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED WITH THE SAME PERIODS OF 2000

REVENUES

         Total revenues for the three months ended September 30, 2001, and 2000, were $51.1 million and $57.5 million, respectively, representing a decrease of $6.4 million or 11.3%. The decrease in total revenues is primarily due to lower average selling prices in the product sales segment. Total revenues for the nine months ended September 30, 2001, and 2000, were $155.1 million and $154.1 million, respectively, representing an increase of $1.0 million or 0.7%. The increase in total revenues during this period is primarily due to increased revenues from terminaling services, partially offset by lower average selling prices on product sales.

         Revenues from terminaling services for the three and nine months ended September 30, 2001, were $17.8 million and $55.0 million, compared to $17.9 million and $44.7 million for the same periods of 2000, representing a decrease of $0.1 million or 0.9%, and an increase of $10.3 million or 23.1%, respectively. The decrease in terminaling services revenues for the three months ended September 30, 2001, compared to the same period in 2000, was primarily the result of decreased throughput of crude oil at St. Eustatius, partially as a result of maintenance at certain refineries receiving crude oil from our customers, and fewer vessels working cargo. The increase in terminaling services revenues for the nine months ended September 30, 2001, compared to the same period in 2000, was primarily the result of improved leasing of our available capacity, additional barrels of throughput, and increased vessel calls working cargo.

         As of September 30, 2001, approximately 70.8% of our total storage capacity was leased pursuant to long-term contracts. For the nine months ended September 30, 2001, approximately 59.9% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts.

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


         Revenues from terminaling services at St. Eustatius decreased approximately $1.8 million or 14.3% during the three months ended September 30, 2001, as compared to the same period of 2000. The decrease in revenues from terminaling services was primarily due to reduced throughput and fewer vessels working cargo. Twenty-three fewer cargo vessels (excluding vessels calling only to take on bunker fuel) called at the St. Eustatius facility during the three months ended September 30, 2001, than during the same period of 2000, resulting in lower revenues from port charges. Additionally, during the three months ended September 30, 2001, throughput decreased 27.4%, as compared to the same period of 2000.

         Revenues from terminaling services at St. Eustatius increased approximately $3.8 million or 12.0% during the nine months ended September 30, 2001, as compared to the same period of 2000. The increase in revenues from terminaling services was due primarily to improved leasing of our available capacity, additional barrels of throughput, and increased vessel calls working cargo. Thirty additional cargo vessels (excluding vessels calling only to take on bunker fuel) called at the St. Eustatius facility during the nine months ended September 30, 2001, than during the same period of 2000, resulting in higher revenues from port charges. Additionally, during the nine months ended September 30, 2001, throughput increased 26.4%, as compared to the same period of 2000.

         For the nine months ended September 30, 2001, the overall percentage of capacity leased at St. Eustatius was 94% as compared to 86% for the same period of 2000, primarily reflecting increases in the percentage of capacity leased for fuel oil storage. The increase in the percentage of capacity leased for fuel oil storage resulted principally from new short-term and long-term product storage contracts. For the three months ended September 30, 2001 and 2000, the overall percentage of capacity leased at St. Eustatius remained unchanged at 94%. During the three and nine months ended September 30, 2001, our average revenue per barrel leased has increased for this facility by 0.4% and 3.9%, respectively.

         Revenues from terminaling services at Point Tupper increased approximately $1.6 million or 28.6%, and $6.5 million or 48.9% during the three and nine months ended September 30, 2001, as compared to the same periods of 2000. The increases in revenues from terminaling services were due primarily to a higher percentage of tank capacity leased resulting from new short-term storage contracts, a long-term storage contract with a gasoline blender, a long-term crude oil storage contract, and from increased throughput of crude oil. The percentage of tank capacity leased at Point Tupper was 87% and 84% for the three and nine months ended September 30, 2001, as compared to 76% and 67% for the same periods of 2000. Sixteen and sixty-one additional cargo vessels called during the three and nine months ended September 30, 2001, as compared to the same periods of 2000, which led to higher revenues from port charges at this facility. During the three and nine months ended September 30, 2001, our average revenue per barrel leased has increased for this facility.

         Revenues from product sales were $33.3 million and $100.2 million for the three and nine months ended September 30, 2001, compared to $39.6 million and $109.4 million for the same periods of 2000, representing decreases of $6.3 million or 15.9% and $9.2 million or 8.5%, respectively. The decreases were primarily due to lower average selling prices. Average selling prices decreased 17.4% and 11.1% when comparing the three and nine months ended September 30, 2001, with the same periods of 2000. Metric tons of bunkers and bulk oil delivered increased 1.8% and 3.0% during the three and nine months ended September 30, 2001, respectively, as compared to the same periods of 2000.

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)

GROSS PROFIT

         Gross profit for the three months ended September 30, 2001, was $8.3 million compared to $8.9 million for the same period of 2000, representing a decrease of $0.7 million or 7.5%. The decrease in gross profit for the three months ended September 30, 2001, was primarily the result of the decreased revenues from terminaling services discussed above. Gross profit for the nine months ended September 30, 2001, was $27.1 million compared to $18.9 million for the same period of 2000, representing an increase of $8.2 million. The increase in gross profit for the nine months ended September 30, 2001, was primarily the result of the increased revenues from terminaling services discussed above. Additionally, during the nine months ended September 30, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge to depreciation expense of $0.8 million during the first quarter of 2000 which is included in costs of terminaling services revenues.

         Gross profit from our product sales segment for the three and nine months ended September 30, 2001, was $2.2 million and $6.5 million compared to $1.5 million and $5.1 million for the same periods of 2000, representing increases of $0.7 million or 49.2% and $1.4 million or 27.8%, respectively. These increases in gross profit from product sales are primarily due to greater quantities of bunker fuels delivered and higher margins realized due to improved purchasing of products.

         Our operating expenses, which are included in costs of revenues, are relatively fixed. However, operating expenses at both St. Eustatius and Point Tupper have increased during the three and nine months ended September 30, 2001, as compared to the same periods of 2000, primarily due to increased personnel costs, contract labor and marine equipment expenses resulting from the significantly higher throughput and number of vessels working cargo at both facilities during the first nine months of 2001.

ADMINISTRATIVE EXPENSES

         Administrative expenses were $2.4 million and $7.3 million for the three and nine months ended September 30, 2001, as compared to $2.2 million and $6.8 million for the same periods of 2000, representing increases of $0.2 million or 10.4% and $0.5 million or 7.2%, respectively. The increases during the three and nine months ended September 30, 2001, as compared to the same periods of 2000, were primarily the result of higher personnel costs (including certain performance-based compensation), depreciation, and costs associated with marketing, financing, and development projects.

INTEREST EXPENSE

         During the three and nine months ended September 30, 2001, we incurred $3.2 million and $9.5 million of debt service costs, virtually unchanged from the same periods of 2000. Debt service costs include interest accrued on our long-term debt, interest expense and commitment fees on our revolving credit facility, amortization expense related to deferred financing costs, and bank charges.

PROVISION FOR INCOME TAXES

         The provisions for income taxes were $0.3 million and $0.7 million for the three and nine months ended September 30, 2001, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2000, respectively.

NET INCOME

         The Company produced net income of $2.6 million and $10.1 million for the three and nine months ended September 30, 2001, as compared to net income of $3.4 million and $2.0 million for the same periods of 2000, representing a decrease of $0.9 million and an increase of $8.1 million, respectively. These changes were primarily attributable to the net effect of the factors discussed above.

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $19.8 million and $15.9 million for the nine months ended September 30, 2001 and 2000, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net income and positive operating cash flow have resulted primarily from depreciation and amortization burdens, and changes in various working capital accounts. The provision for possible bad debts for the nine months ended September 30, 2000, was partially reversed during the fourth quarter of 2000 when payment was received from a customer.

         We periodically purchase refined petroleum products for resale as product sales, and our inventory balances change based on these activities. At September 30, 2001, we had an inventory balance of $4.2 million compared to $1.6 million at December 31, 2000.

CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities, consisting primarily of purchases of property and equipment, was $6.0 million and $6.8 million for the nine months ended September 30, 2001 and 2000, respectively. See the table below entitled "Summary of Capital Expenditures by Type."

CASH FLOW FROM FINANCING ACTIVITIES

         During the nine months ended September 30, 2001 and 2000, we paid dividends of $6.7 million and $4.8 million to Statia Terminals Group N.V. ("Parent"), respectively.

         As of November 13, 2001, no event of default existed and was continuing under the indenture to our 11 3/4% mortgage notes of which $101.0 million are outstanding. The consolidated fixed charge coverage ratio as defined in the indenture was at least 2.0 to 1 at September 30, 2001. Additionally, at September 30, 2001, the sum of Statia Terminals International's dividends, restricted payments, aggregate consolidated net income (deficit) and capital stock proceeds was approximately $14.9 million.

         We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory, which renews annually under the original terms of the agreement unless otherwise canceled by either party. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with a defined available borrowing base, which was approximately $14.2 million at September 30, 2001. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (5.50% at November 13, 2001) and will expire on November 27, 2002. There was no outstanding balance at September 30, 2001.

         In March 2000, the ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred to a subsidiary of the Parent as a result of a dividend by us in the amount of $4.7 million, representing the net book value of the vessel.

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

CAPITAL EXPENDITURES

         Our projected capital spending for 2001 will range between $7.0 million and $8.0 million primarily for operations sustaining capital expenditures. Additional spending is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenues and those which sustain our operations.

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (Dollars in Thousands)


                                                          Three Months Ended September 30,
                                                 ----------------------------------------------------
                                                         2000                         2001
                                                 ------------------------       ---------------------
                                                                  % of                        % of
                                                 Dollars         Revenues       Dollars      Revenues
                                                 -------         --------       -------      --------
Produce incremental revenues                     $   50             1.9%       $  258            10.9%
Operations sustaining capital expenditures        2,609            98.1         2,103            89.1
                                                 ------         -------        ------         -------
    Total                                        $2,659           100.0%       $2,361           100.0%
                                                 ======         =======        ======         =======



                                                          Nine Months Ended September 30,
                                                 ----------------------------------------------------
                                                         2000                         2001
                                                 ------------------------       ---------------------
                                                                  % of                        % of
                                                 Dollars         Revenues       Dollars      Revenues
                                                 -------         --------       -------      --------
Produce incremental revenues                    $   196             2.9%      $   773            12.8%
Operations sustaining capital expenditures        6,605            97.1         5,265            87.2
                                                 ------         -------        ------         -------
    Total                                        $6,801           100.0%       $6,038           100.0%
                                                 ======         =======        ======         =======


         We continue to investigate a salt deposit located on a parcel of land very near our Point Tupper facility. At this point in time, we have not established sufficient information to determine whether or not this project will ever produce income. However, it is anticipated that should the project prove successful, it would not produce revenues until at least 2004. This project, like any project in which we may become involved, will require adequate prospective returns in order to be developed. Through September 30, 2001, we have capitalized $1.0 million related to this project of which approximately $0.4 million was capitalized during the nine months ended September 30, 2001. Should this or any project be abandoned, we may incur an immediate charge to write-off any amounts capitalized.

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)

         We continue to review and develop certain software applications used in the operations of our marine terminals and certain internally developed applications intended to upgrade the existing software. In addition, we are evaluating the suitability of commercially available software including possible integration of third-party software with our systems. The ultimate outcome of this effort may result in a decision to enhance or replace the existing and internally developed applications or abandon this software. As of September 30, 2001, net third-party capitalized costs related to the development and enhancement of these applications were approximately $0.8 million.

ENVIRONMENTAL, HEALTH, AND SAFETY MATTERS

         In connection with the acquisition of certain companies from Praxair, Inc. by Castle Harlan Partners II L.P. (the "Castle Harlan Acquisition"), studies were undertaken by and for Praxair, Inc. to identify potential environmental, health, and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper facility. Praxair, Inc. has agreed to pay for certain of these environmental costs subject to certain limitations. Praxair, Inc. has paid approximately $5.6 million during the period from November 27, 1996, to September 30, 2001, related to such costs. As of September 30, 2001, Praxair, Inc. owed us approximately $0.1 million related to such costs. Based on investigations conducted and information available to date, the potential cost of additional remediation and compliance is estimated at approximately $13 million, substantially all of which we believe is the responsibility of Praxair, Inc. per the Castle Harlan Acquisition agreement. We believe that environmental, health, and safety costs will not have a material adverse effect on our financial position, cash flows, or results of operations, subject to reimbursements from Praxair, Inc.

         We have also identified certain other environmental, health, and safety costs not covered by the agreement with Praxair, Inc. for which $1.5 million were accrued in 1996 in conjunction with the Castle Harlan Acquisition, of which $1.1 million remained at December 31, 2000. During the nine months ended September 30, 2001, $0.04 million were expended against this accrual. During the nine months ended September 30, 2001, we identified certain other environmental, health, and safety costs not covered by the agreement with Praxair, Inc. and accrued $0.05 million related to these costs, against which $0.03 million were expended through September 30, 2001.

TAX MATTERS

         Our Free Zone and Profit Tax Agreement with the island government of St. Eustatius expired on December 31, 2000. The agreement required, among other things, payment of a minimum annual tax of 0.5 million Netherlands Antilles Guilders or approximately $0.3 million. We have been adhering to the terms of this agreement since its expiration. Discussions regarding a modified and extended agreement are in progress, and we believe that, although some terms and conditions will be modified from those of the prior agreement and that the amounts payable may increase or decrease, the execution of a new extended agreement is likely. However, if the beneficial tax status of our facilities is terminated, or if significant adverse modifications are made to the tax agreement, our business, financial condition, results of operations, and cash flows may be adversely affected.

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


         On September 30, 2001, and October 1, 2001, certain of our subsidiaries, Statia Terminals Canada, Incorporated ("STCI"), together with Point Tupper Marine Services Limited ("PTMS") and Statia Terminals Canada Holdings, Inc. ("STCHI"), a newly formed wholly-owned subsidiary of STCI, reorganized such that the businesses previously carried on by these corporations, other than the spill response business of PTMS, were transferred to Statia Terminals Canada Partnership ("STCP"), a general partnership formed under the laws of the Province of Nova Scotia, Canada, consisting of STCI, PTMS, and STCHI as the only partners. We effected the reorganization of our Canadian operations in order to consolidate certain activities and gain operational efficiencies. Additionally, as a result of the reorganization, Canadian net operating loss carry-forwards, substantially all of which were to expire unutilized at the end of 2001, were applied against the tax gain arising from the transfer of certain assets to the partnership. The resultant step-up in the tax basis of the assets transferred will be available for future years' tax depreciation deductions. We have provided a full valuation allowance against the net deferred tax asset resulting from this reorganization, aggregating approximately $19.6 million, because we cannot determine that it is likely that the deferred tax asset will be utilized in the future.

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

         The Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants is currently formulating a new accounting standard, which is expected to modify the accounting rules for major repairs and maintenance expenditures, among other things. AcSEC recently released a proposed Statement of Position entitled "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." We cannot determine at the present time whether or not the ultimate implementation of the final standard by us will have a material effect on our business, financial condition, results of operations, or cash flows.

         The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The new rule modifies the accounting rules for obligations associated with the retirement of an asset and must be adopted for fiscal years beginning after June 15, 2002. We are currently evaluating the new standard but have not determined whether or not the ultimate implementation of this standard by us will have a material effect on our business, financial condition, results of operations, or cash flows.

         The FASB recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." The new rule addresses financial accounting and reporting for the impairment or disposal of long-lived assets, establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rule must be adopted for fiscal years beginning after December 15, 2001. We are currently evaluating the new standard but have not determined whether or not the ultimate implementation of this standard by us will have a material effect on our business, financial condition, results of operations, or cash flows.

RECENT DEVELOPMENTS

         On November 13, 2001, the parent of Statia Terminals International N.V., Statia Terminals Group N.V., announced that it had entered into a Stock Purchase Agreement with Kaneb Pipe Line Operating Partnership, L.P. ("Kaneb"), a limited partnership organized under the laws of the State of Delaware, pursuant to which Parent will sell to Kaneb all of the outstanding capital stock of the Company, together with all of the outstanding capital stock of Statia Technology, Inc. and Statia Marine, Inc. (together with the Company, the "Operating Subsidiaries"), in consideration for a purchase price of approximately $307 million including cash on hand and the assumption of approximately $107 million of indebtedness of the Operating Subsidiaries. The Operating Subsidiaries constitute substantially all of the assets of Parent. For additional information on this transaction, please see Form 8-K filed by Statia Terminals International N.V. with the U.S. Securities and Exchange Commission on November 14, 2001.

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

         The following table indicates the aggregate carrying amount of our petroleum products on hand at September 30, 2001, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products. The fair value of such products is estimated based on recent sales activity at our facilities.

                       ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in Thousands)

                                                 As of September 30, 2001
                                            ---------------------------------
                                            Carrying Amount        Fair Value
                                            ---------------        ----------

Petroleum Inventory:
    Statia Terminals N.V.                      $   2,866             $  3,404
    Statia Terminals Canada                        1,364                1,777
                                               ---------             --------

        Total                                  $   4,230             $  5,181
                                               =========             ========

         Except for minor local operating expenses in Canadian dollars and Netherlands Antilles guilders, and certain Canadian dollar-denominated revenues, all of our transactions are in U.S. dollars. Therefore, we believe we are not significantly exposed to exchange rate fluctuations.

         Most of our present debt obligations carry a fixed rate of interest. Therefore, we believe our exposure to interest rate fluctuations is minimal. The revolving credit facility varies with changes in the lender's prime lending rate.

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

                    Item 6. Exhibits and Reports On Form 8-K.

(a)      Exhibits (for electronic filing only)

4.1e Fifth Amendment, dated as of September 30, 2001, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee. *

4.16a Amendment to Share Pledge Agreement, dated as of September 30, 2001, by Statia Terminals Canada, Incorporated. *

4.22 Statia Terminals Canada Partnership Agreement made as of September 21, 2001, between Statia Terminals Canada, Incorporated, Point Tupper Marine Services Limited, and Statia Terminals Canada Holdings, Inc. *

4.23 Securities Pledge Agreement, dated as of September 30, 2001, by and among Point Tupper Marine Services Limited and Statia Terminals Canada Holdings, Inc. and HSBC Bank USA (formerly known as Marine Midland
         Bank), as Trustee. *

4.24 Guarantee, dated as of September 30, 2001 made by Statia Terminals Canada, Incorporated, Point Tupper Marine Services Limited and Statia Terminals Canada Holdings, Inc. *

4.25 Guarantee, dated as of September 30, 2001 made by Statia Terminals Canada Holdings, Inc. *

10.6a Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and James
         G. Cameron. *

10.6b Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and James
         G. Cameron. *

10.7a Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Thomas
         M. Thompson, Jr. *

10.7b Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Thomas
         M. Thompson, Jr. *

10.8a Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Robert
         R. Russo. *

10.8b Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Robert
         R. Russo. *

10.9a Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and John D. Franklin. *

10.9b Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and John D. Franklin. *

10.10a Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and James
         F. Brenner. *

10.10b Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and James
         F. Brenner. *

10.11a Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Jack R. Pine. *

10.11b Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Jack R. Pine. *

10.16 Statia Salaried Employee Severance Pay Plan, as adopted effective August 29, 2001. *

* Incorporated by reference to the September 30, 2001 Form 10-Q of Statia Terminals Group N.V., dated November 14, 2001.

(b)  Reports on Form 8-K

       On November 14, 2001, Statia Terminals International N.V. filed a Form 8-K with the U.S. Securities Exchange Commission announcing the potential sale by Statia Terminals Group N.V. of substantially all of its operating subsidiaries, including Statia Terminals International N.V., to Kaneb Pipe Line Operating Partnership, L.P. and the subsequent liquidation of Statia Terminals Group N.V.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STATIA TERMINALS INTERNATIONAL N.V.
                                                (Registrant)
Date:    November 14, 2001


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